Form 10-Q
period 2018-06-30
LF Capital Acquisition Corp.
filed 2018-08-13
CIK 1721386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

LF CAPITAL ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	001-38545	82-2196021
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

600 Madison Avenue

New York, NY 10022

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (212) 688-1005

Not Applicable

(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if smaller reporting company)	☒	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of August 10, 2018, 15,525,000 Class A common stock, par value $0.0001 per share, and 3,881,250 Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

LF CAPITAL ACQUISITION CORP.

Form 10-Q

For the Quarter Ended June 30, 2018

PART I - FINANCIAL INFORMATION

Item 1.	Interim Financial Statements

LF CAPITAL ACQUISITION CORP.

UNAUDITED CONDENSED BALANCE SHEETS

	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash	$907,038	$19,538
Prepaid expenses	59,166	—
Total current assets	966,204	19,538
Deferred offering costs associated with initial public offering	—	178,283
Cash and marketable securities held in Trust Account	158,355,000	—
Total assets	$159,321,204	$197,821

Liabilities and Stockholder's Equity (Deficit)
Current liabilities:
Accounts payable	$313,131	$76,804
Accrued expenses	167,500	18,600
Note payable - related parties	—	200,000
Total current liabilities	480,631	295,404
Deferred underwriting commissions	5,433,750	—
Total liabilities	5,914,381	295,404

Commitments
Class A common stock, $0.0001 par value; 14,549,688 and -0- shares subject to possible redemption at $10.20 per share at June 30, 2018 and December 31, 2017, respectively	148,406,818	—

Stockholders' Equity (Deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at June 30, 2018 and December 31, 2017	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 975,312 and -0- shares issued and outstanding (excluding 14,549,688 and -0- shares subject to possible redemption) at June 30, 2018 and December 31, 2017, respectively	97	—
Convertible Class B common stock, $0.0001 par value; 15,000,000 shares authorized; 3,881,250 shares issued and outstanding at June 30, 2018 and December 31, 2017	388	388
Additional paid-in capital	5,412,070	24,612
Accumulated deficit	(412,550)	(122,583)
Total stockholders' equity (deficit)	5,000,005	(97,583)
Total Liabilities and Stockholders' Equity (Deficit)	$159,321,204	$197,821

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

LF CAPITAL ACQUISITION CORP.

CONDENSED INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended	For the Six Months Ended
	June 30, 2018	June 30, 2018

General and administrative expenses	$135,011	$191,350
Franchise taxes	100,000	98,618
Loss from operations	(235,011)	(289,968)
Interest income	—	1
Net loss	$(235,011)	$(289,867)

Weighted average shares outstanding of Class A common stock	15,525,000	15,525,000
Basic and diluted net income per share, Class A	$(0.00)	$(0.00)
Weighted average shares outstanding of Class B common stock	3,881,250	3,881,250
Basic and diluted net loss per share, Class B	$(0.06)	$(0.07)

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

LF CAPITAL ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Common Stock				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - June 29, 2017 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	3,881,250	388	24,612	—	25,000
Net loss	—	—	—	—	—	(122,583)	(122,583)
Balance - December 31, 2017	—	$—	3,881,250	$388	$24,612	$(122,583)	$(97,583)
Sale of units in initial public offering	15,525,000	1,552	—	—	155,248,448	—	155,250,000
Offering costs	—	—	—	—	(9,215,627)	—	(9,215,627)
Sale of private placement warrants to Sponsor in private placement	—	—	—	—	7,760,000	—	7,760,000
Common stock subject to possible redemption	(14,549,688)	(1,455)	—	—	(148,405,363)	—	(148,406,818)
Net loss (unaudited)	—	—	—	—	—	(289,967)	(289,967)
Balance - June 30, 2018 (unaudited)	975,312	$97	3,881,250	$388	$5,412,070	$(412,550)	$5,000,005

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

LF CAPITAL ACQUISITION CORP.

CONDENSED INTERIM STATEMENT OF CASH FLOWS

(Unaudited)

For the Six Months Ended
June 30, 2018

Cash Flows from Operating Activities:
Net loss	$(289,967)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	(59,166)
Accounts payable	(32,954)
Accrued expenses	108,900
Net cash used in operating activities	(273,187)

Cash Flows from Investing Activities
Principal deposited in Trust Account	(158,355,000)
Net cash used in investing activities	(158,355,000)

Cash Flows from Financing Activities:
Proceeds from note payable to related parties	260,000
Repayment of note payable to related parties	(460,000)
Proceeds received from initial public offering	155,250,000
Offering costs	(3,294,313)
Proceeds received from private placement	7,760,000
Net cash provided by financing activities	159,515,687

Net increase in cash	887,500

Cash - beginning of the period	19,538
Cash - ending of the period	$907,038

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accrued expenses	$40,000
Offering costs included in accounts payable	$269,281
Deferred underwriting commissions in connection with the initial public offering	$5,433,750
Change in value of Class A common stock subject to possible redemption	$148,495,241
Reclassification of deferred offering costs to paid-in capital	$178,273

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

LF CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

Note 1.   Description of Organization and Business Operations

LF Capital Acquisition Corp. (the “Company”) is a blank check company incorporated in the state of Delaware on June 29, 2017. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses that the Company has not yet identified (“Business Combination”). Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company intends to capitalize on the ability of its management team to focus its search for a target business in the commercial banking and financial technology industries. The Company had no activity from June 29 to June 30, 2017.

At June 30, 2018, the Company had not yet commenced operations. All activity through June 30, 2018 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on June 19, 2018. On June 22, 2018, the Company consummated its Initial Public Offering of 15,525,000 units (each, a “Unit” and collectively, the “Units”), including 2,025,000 Units issued pursuant to the exercise in full of the underwriters’ over-allotment option, at $10.00 per Unit, generating gross proceeds of $155.25 million, and incurring offering costs of approximately $9.2 million, inclusive of $5.4338 million in deferred underwriting commissions (Note 3).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 7,760,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to the Sponsor, Level Field Capital, LLC (“Sponsor”) and certain funds and accounts managed by subsidiaries of BlackRock, Inc. (collectively, “anchor investor”), generating gross proceeds of $7.76 million (Note 4).

Upon the closing of the Initial Public Offering and Private Placement, $158.355 million ($10.20 per Unit) of the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement was placed in  a trust account (“Trust Account”) and is required to be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below. At June 30, 2018, the Trust Account was invested in a money market fund.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering and Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company’s initial Business Combination must be with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on income earned on the trust account) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended, or the Investment Company Act.

The Company will provide its shareholders of Public shares (“Public Shareholders”) with the opportunity to redeem all or a portion of their Public shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. If, however, shareholder approval of the transaction is required by law or stock exchange listing requirement, or the Company decides to obtain shareholder approval for business or other legal reasons, it will: (i) conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and (ii) file proxy materials with the Securities and Exchange Commission (“SEC”). The public shareholders will be entitled to redeem their Public shares for a pro rata portion of the amount then in the Trust Account (initially approximately $10.20 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations, less up to $100,000 of interest to pay dissolution expenses).

LF CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

The per-share amount to be distributed to public shareholders who redeem their Public shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). These Public shares have been recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by the law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Articles of incorporation, conduct the redemptions pursuant to the tender offer rules of the SEC, and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public shareholder may elect to redeem their Public shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) have agreed to vote their founder shares (as defined in Note 5) and any Public shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial shareholders have agreed to waive their redemption rights with respect to their founder shares and Public shares in connection with the completion of a Business Combination.

Notwithstanding the foregoing, the Company’s Amended and Restated Articles of incorporation provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 20% or more of the Class A common stock sold in the Initial Public Offering, without the prior consent of the Company.

If the Company is unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding Public shares which redemption will completely extinguish public stockholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law.

In connection with the redemption of 100% of the Company’s outstanding Public shares for a portion of the funds held in the Trust Account, each holder will receive a full pro rata portion of the amount then in the Trust Account, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay for its franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses).

The initial shareholders have agreed to waive their liquidation rights with respect to the founder shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial shareholders should acquire Public shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.20 per share initially held in the Trust Account (or less than that in certain circumstances). In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company, jointly and severally, if and to the extent any claims by a vendor for services rendered

LF CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent auditors), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity

As of June 30, 2018, the Company had approximately $907,000 in its operating bank account, and working capital of approximately $486,000.

Through June 30, 2018, the Company’s liquidity needs have been satisfied through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the founder shares (Note 5) to the Sponsor, loans from the Sponsor, and the proceeds from the consummation of the Private Placement not held in Trust Account. The Company fully repaid the loan from the proceeds of the Initial Public Offering not being placed in the Trust Account on June 22, 2018.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company officers and directors may, but are not obligated to, loan the Company Working Capital Loans (see Note 5). The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet the Company’s needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Note 2.   Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited financial statements as of June 30, 2018 and for the three and six months then ended have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. These unaudited condensed financial statements should be read in conjunction with the audited financial statements contained in the Company’s final prospectus and Current Report on Form 8-K filed with the SEC on June 20, 2018 and June 28, 2018, respectively.

LF CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

Emerging growth company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Offering costs

Deferred offering costs at December 31, 2017 consisted of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that were directly related to the Initial Public Offering and that were charged to stockholders’ equity upon the completion of the Initial Public Offering during June 2018.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At June 30, 2018, the Company had not experienced losses on this account and management believes the Company is not exposed to significant credit risks on such account.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.

LF CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

•	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

ASC 820, Fair Value Measurement and Disclosures, requires all entities to disclose the fair value of financial instruments, both assets and liabilities for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of June 30, 2018, the recorded values of cash and cash equivalents, prepaid expenses, accounts payable, and accrued expenses approximate the fair values due to the short-term nature of the instruments.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2018, 14,549,688 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Net Loss per Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding for the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 23,285,000 shares of Class A common stock in the calculation of diluted earnings per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted earnings per share is the same as basic earnings per share for the period.

The Company’s condensed statement of operations includes a presentation of loss per share for common stock subject to redemption in a manner similar to the two-class method of loss per share. Net loss per share, basic and diluted for Class A common stock is calculated by dividing the interest income earned on the Trust Account, net of applicable taxes, by the weighted average number of shares of Class A common stock outstanding since the initial issuance. Net loss per share, basic and diluted for Class B common stock is calculated by dividing the net loss, less income attributable to Class A common stock, by the weighted average number of shares of Class B common stock outstanding for the period.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

LF CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2018. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company has recorded deferred tax assets relating to expenses deferred for income tax purposes as of June 30, 2018 amounting to approximately $133,000, as well as offsetting full valuation allowances, as the Company is not currently generating income that will allow this asset to be realized. On December 22, 2017, the Tax Cuts and Jobs Act was signed into legislation. As part of the legislation, the U.S. corporate income tax rate was reduced to 21%. The Company has a full valuation allowance against its deferred tax assets, and therefore no deferred tax expense has been recorded as a result of the reduced tax rate.

The table below sets forth the Company’s deferred tax assets:

	June 30	December 31
	2018	2017
Deferred tax assets:
Net operating loss carryovers	$1,935	$686
Start-up cost	130,677	38,313
Total deferred tax assets	132,612	38,999
Valuation allowance	(132,612)	(38,999)
Deferred tax assets, net of allowance	$—	$—

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3.   Initial Public Offering

On June 22, 2018, the Company sold 15,525,000 Units at a price of $10.00 per Unit in the Initial Public Offering.  Each Unit consists of one Class A common stock and one redeemable warrant (“Public Warrant”). Each Public Warrant will entitle the holder to purchase one Class A share at an exercise price of $11.50 per share, subject to adjustment (see Note 7).

Note 4.   Private Placement

Concurrently with the closing of the Initial Public Offering, the Sponsor and the anchor investor purchased an aggregate of 7,760,000 Private Placement Warrants at $1.00 per warrant ($7.76 million in the aggregate) in a private placement. Among the Private Placement Warrants, 7,209,560 warrants were purchased by the Sponsor and 550,440 warrants were purchased by the anchor investor.

LF CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

Each Private Placement Warrant is exercisable to purchase one Class A share at $11.50 per share. A portion of the proceeds from the Private Placement Warrants was added to the proceeds from the Initial Public Offering to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless.

Note 5.   Related Party Transactions

Founder Shares

In August 2017, the Company issued an aggregate of 4,312,500 shares of Class B common stock to the Sponsor (the “founder shares”) in exchange for an aggregate capital contribution of $25,000. In February 2018, the Sponsor forfeited 431,250 founder shares, resulting in a decrease in the total number of founder shares from 4,312,500 to 3,881,250. All share amounts presented in the financial statements have been retroactively restated to reflect these share forfeitures. In June 2018, the Sponsor forfeited 267,300 founder shares and the anchor investor purchased 267,300 founder shares for an aggregate purchase price of $1,980. Of the 3,881,250 founder shares, the Sponsor had agreed to forfeit an aggregate of up to 506,250 founder shares to the extent that the over-allotment option is not exercised in full by the underwriters. As of June 22, 2018, the underwriter exercised its over-allotment option in full, hence, these 506,250 shares were no longer subject to forfeiture.

The founder shares will automatically convert into Class A common stock upon the consummation of a Business Combination on a one-for-one basis, subject to adjustment (see Note 7). The initial shareholders agreed not to transfer, assign or sell any of their founder shares until the earliest of  (a) one year after the completion of the initial Business Combination, (b) subsequent to the initial Business Combination, if the last reported sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (C) following the completion of the initial Business Combination, such future date on which the Company completes a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of our public stockholders having the right to exchange their common stock for cash, securities or other property.

If the anchor investor does not own the number of Public Units equal to 1,336,500 at the time of any stockholder vote with respect to an initial Business Combination or the business day immediately prior to the consummation of the initial Business Combination, the anchor investor will forfeit up to 267,300 founder shares on a pro rata basis. In such case, the Sponsor will repurchase all or a portion of the Private Placement Warrants held by the anchor investor at its original purchase price.

Office Space and Related Support Services

The Company agreed, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, utilities and secretarial and administrative support.

Board Member Agreement

In September 2017, the Company entered into an agreement with one of its board members, pursuant to which the board member will be paid a cash fee of $150,000 per annum in exchange for his service. The agreement was effective as of October 1, 2017 and last until the earlier of December 2019 or the closing of the initial Business Combination. The Company incurred $37,500 and $75,000 in fees related to this service during the three and six months ended June 30, 2018 in the accompanying Statements of Operations.

Promissory Note — Related Party

The Sponsor had agreed to loan the Company an aggregate of up to $300,000 to be used for the payment of costs related to the Initial Public Offering. In April 2018, the Sponsor amended the note to increase the principal amount to $500,000. The loan was non-interest bearing, unsecured and due on the earlier of December 31, 2018 or the closing of the Initial Public Offering. The Company fully repaid the loan from the proceeds of the Initial Public Offering not being placed in the Trust Account on June 22, 2018.

LF CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans, other than the interest on such proceeds that may be released for working capital purposes. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants.

Note 6.   Commitments & Contingencies

Registration Rights

The holders of the founder shares and Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans) will be entitled to registration rights (in the case of the Founder Shares, only after conversion of such shares to shares of Class A common stock) pursuant to a registration rights agreement to be signed prior to or on the effective date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the final prospectus to purchase up to 2,025,000 additional Units to cover over-allotments, if any, at the price paid by the underwriters in the Initial Public Offering. The underwriters fully exercised this option on June 22, 2018.

The underwriters were entitled to an underwriting discount of $0.20 per unit, or $3.105 million in the aggregate, paid upon the closing of the Initial Public Offering. Additionally, a deferred underwriting discount of $0.35 per unit, or $5.434 million in the aggregate will be payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Note 7.   Stockholders’ equity

Class A Common stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. At June 30, 2018, there were 15,525,000 Class A common stock issued or outstanding, including 14,549,688 share of Class A common stock subject to possible redemption.

LF CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

Holders of the Class A common stock and holders of the Class B common stock will vote together as a single class on all matters submitted to a vote of our stockholders, except as required by law. Each share of common stock will have one vote on all such matters.

Class B Common stock — The Company is authorized to issue 15,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share on each matter on which they are entitled to vote. In August 2017, the Company initially issued 4,312,500 Class B common stock. In February 2018, in connection with the decrease of the size of the Initial Public Offering, the Sponsor forfeited 431,250 shares of Class B common stock, resulting in a decrease in the total number of founder shares from 4,312,500 to 3,881,250. All share amounts presented in the financial statements have been retroactively restated to reflect these share forfeitures. Of the 3,881,250 shares of Class B common stock, an aggregate of up to 506,250 shares were subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full. As of June 22, 2018, the underwriter exercised its over-allotment option in full, hence, these 506,250 shares were no longer subject to forfeiture. At June 30, 2018, there were 3,881,250 Class B common stock issued or outstanding.

The Class B common stock will automatically convert into Class A common stock on the first business day following the consummation of the initial Business Combination on a one-for-one basis, subject to adjustment. In the case that additional Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to the closing of the initial Business Combination, the ratio at which the Class B common stock shall convert into Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance, including a specified future issuance) so that the number of Class A common stock issuable upon conversion of all Class B common stock will equal, in the aggregate, 20% of the sum of the total number of all common stock outstanding upon the completion of the Initial Public Offering plus all Class A common stock and equity-linked securities issued or deemed issued in connection with the initial Business Combination, excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination.

Preferred Stock — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share. At June 30, 2018, there are no preferred shares issued or outstanding.

Warrants — At June 30, 2018, there are 23,285,000 outstanding warrants, consisting of 15,525,000 Public Warrants and 7,760,000 Private Placement Warrants, each warrant exercisable at $11.50 into one share of Class A common stock.

The Public Warrants will become exercisable on the later of  (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 15 business days, after the closing of a Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the Class A common stock issuable upon exercise of the Public Warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the Class A common stock issuable upon exercise of the warrants is not effective by the sixtieth (60th) day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be non-redeemable so long as they are held by the initial purchasers or such purchasers’ permitted transferees. If the Private Placement Warrants are held by someone other than the initial shareholders or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

LF CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

The Company may call the Public Warrants for redemption (except with respect to the Private Placement Warrants):

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption; and

•	if, and only if, the last reported closing price of the shares equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement.

The exercise price and number of Class A shares issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuance of Class A shares at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants shares. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

Note 8 - Fair Value Measurements

The following table presents information about the Company’s assets that are measured on a recurring basis as of June 30, 2018 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Quoted Prices	Significant Other	Significant Other
	in Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Trust Account held in money market	$158,355,000	—	—

Note 9 - Accrued expenses

Accrued expenses consists of the following:

	June 30, 2018	December 31, 2017
Accrued franchise taxes	$100,000	$2,100
Accrued offering costs	65,000	16,500
Accrued professional fees	2,500	—
	$167,500	$18,600

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to “we”, “us”, “our” or the “Company” are to LF Capital Acquisition Corp., except where the context requires otherwise. The following discussion should be read in conjunction with our condensed financial statements and related notes thereto included elsewhere in this report.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

Overview

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). Although we are not limited to a particular industry or geographic region for purposes of consummating a Business Combination, we intend to capitalize on the ability of its management team to focus its search for a target business in the commercial banking and financial technology industries. Our Sponsor is Level Field Capital, LLC, a Delaware limited liability company, an affiliate of certain of our officers and directors.

On June 22, 2018, we consummated the Initial Public Offering of 15,525,000 Units, including 2,025,000 Units issued pursuant to the exercise in full of the underwriters’ over-allotment option, at $10.00 per Unit, generating gross proceeds of $155.25 million, and incurring offering costs of approximately $9.2 million, inclusive of $5.4338 million in deferred underwriting commissions.

Simultaneously with the closing of the Initial Public Offering, we consummated the Private Placement of 7,760,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant in a private placement to the Sponsor and certain funds and accounts managed by subsidiaries of BlackRock, Inc. (collectively, “anchor investor”), generating gross proceeds of $7.76 million.

Upon the closing of the Initial Public Offering and Private Placement, $158.355 million ($10.20 per Unit) of the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement was placed in  a trust account (“Trust Account”) and was invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account.

Our management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the Private Placement, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination.

If we are unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering, or the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding Public shares which redemption will completely extinguish public stockholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and our board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of our company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law.

Results of Operations

Our entire activity since inception up to June 30, 2018 was in preparation for our Initial Public Offering, and since the offering, our activity has been limited to the search for a prospective initial Business Combination, and we will not be generating any operating revenues until the closing and completion of our initial Business Combination. Going forward, we expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2018, we had net loss of approximately $235,000, which consisted of approximately $135,000 in general and administrative costs and $100,000 in franchise tax expense.

For the six months ended June 30, 2018, we had net loss of approximately $290,000, which consisted of approximately $191,000 in general and administrative costs and approximately $99,000 in franchise tax expense.

Liquidity and Capital Resources

As of June 30, 2018, we had approximately $907,000 in our operating bank account, and working capital of approximately $486,000.

Through June 30, 2018, our liquidity needs have been satisfied through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the founder shares to the Sponsor, loans from the Sponsor, and the proceeds from the consummation of the Private Placement not held in Trust Account. We fully repaid the loan from the proceeds of the Initial Public Offering not being placed in the Trust Account on June 22, 2018.

In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, loan us Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Related Party Transactions

Founder Shares

In August 2017, we issued an aggregate of 4,312,500 shares of Class B common stock to the Sponsor in exchange for an aggregate capital contribution of $25,000. In February 2018, the Sponsor forfeited 431,250 founder shares, resulting in a decrease in the total number of founder shares from 4,312,500 to 3,881,250. All share amounts presented in the financial statements have been retroactively restated to reflect these share forfeitures. In June 2018, the Sponsor forfeited 267,300 founder shares and the anchor investor purchased 267,300 founder shares for an aggregate purchase price of $1,980. Of the 3,881,250 founder shares, the Sponsor had agreed to forfeit an aggregate of up to 506,250 founder shares to the extent that the over-allotment option is not exercised in full by the underwriters. As of June 22, 2018, the underwriter exercised its over-allotment option in full, hence, these 506,250 shares were no longer subject to forfeiture.

The founder shares will automatically convert into Class A common stock upon the consummation of a Business Combination on a one-for-one basis, subject to adjustment. The initial shareholders agreed not to transfer, assign or sell any of their founder shares until the earliest of  (a) one year after the completion of the initial Business Combination, (b) subsequent to the initial Business Combination, if the last reported sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (C) following the completion of the initial Business Combination, such future date on which we complete a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of our public stockholders having the right to exchange their common stock for cash, securities or other property.

If the anchor investor does not own the number of Public Units equal to 1,336,500 at the time of any stockholder vote with respect to an initial Business Combination or the business day immediately prior to the consummation of the initial Business Combination, the anchor investor will forfeit up to 267,300 founder shares on a pro rata basis. In such case, the Sponsor will repurchase all or a portion of the Private Placement Warrants held by the anchor investor at its original purchase price.

Office Space and Related Support Services

We agreed, commencing on the effective date of the Initial Public Offering through the earlier of our consummation of a Business Combination and our liquidation, to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, utilities and secretarial and administrative support.

Board Member Agreement

In September 2017, we entered into an agreement with one of our board members, pursuant to which the board member will be paid a cash fee of $150,000 per annum in exchange for his service. The agreement was effective as of October 1, 2017 and last until the earlier of December 2019 or the closing of the initial Business Combination. We incurred $37,500 and $75,000 in fees related to this service during the three and six months ended June 30, 2018 in the accompanying Statements of Operations.

Promissory Note — Related Party

The Sponsor had agreed to loan us an aggregate of up to $300,000 to be used for the payment of costs related to the Initial Public Offering. In April 2018, the Sponsor amended the note to increase the principal amount to $500,000. The loan was non-interest bearing, unsecured and due on the earlier of December 31, 2018 or the closing of the Initial Public Offering. We fully repaid the loan from the proceeds of the Initial Public Offering not being placed in the Trust Account on June 22, 2018.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us Working Capital Loans. If we complete a Business Combination, we would repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans, other than the interest on such proceeds that may be released for working capital purposes. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company has identified the following as its critical accounting policies:

Net Loss per Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding for the period. We have not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 23,285,000 shares of Class A common stock in the calculation of diluted earnings per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted earnings per share is the same as basic earnings per share for the period. Our condensed statement of operations includes a presentation of loss per share for common stock subject to redemption in a manner similar to the two-class method of loss per share. Net loss per share, basic and diluted for Class A common stock is calculated by dividing the interest income earned on the Trust Account, net of applicable taxes, by the weighted average number of shares of Class A common stock outstanding since the initial issuance. Net loss per share, basic and diluted for Class B common stock is calculated by dividing the net loss, less income attributable to Class A common stock, by the weighted average number of shares of Class B common stock outstanding for the period.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2018, 14,549,688 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Offering Costs

Deferred offering costs at December 31, 2017 consisted of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that were directly related to the Initial Public Offering and that were charged to stockholders’ equity upon the completion of the Initial Public Offering during June 2018.

Off-Balance Sheet Arrangements and Contractual Obligations

As of June 30, 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

JOBS Act

The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2018, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, were invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we do not believe that there will be an associated material exposure to interest rate risk.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2018, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

As of the date of this Report, there have been no material changes to the risk factors disclosed in our prospectus filed with the SEC on June 20, 2018.  Any of these factors could result in a significant or material adverse effect on our result of operations or financial conditions.  Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.  We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

In August 2017, the Company issued an aggregate of 4,312,500 shares of Class B Common Stock to the sponsor in exchange for a capital contribution of $25,000. In February 2018 our Sponsor forfeited 431,250 founder shares, resulting in a decrease in the total number of founder shares from 4,312,500 to 3,881,250. The foregoing issuances were made pursuant to the exemption from registration contained in section 4(a)(2) of the Securities Act, as amended (the “Securities Act”). In June 2018, the Sponsor forfeited 267,300 founder shares and the anchor investor purchased 267,300 founder shares for an aggregate purchase price of $1,980. The Sponsor and the anchor investor purchased an aggregate of 7,760,000 Private Placement Warrants at a price of $1.00 per warrant in a private placement that occurred simultaneously with the closing of the Initial Public Offering. Each Private Placement Warrant is exercisable to purchase one Class A share at $11.50 per share. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be non-redeemable so long as they are held by the initial purchasers or such purchasers’ permitted transferees. If the Private Placement Warrants are held by someone other than the initial shareholders or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. The Sponsor and the Company’s officers and directors have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the Initial Business Combination. The sale of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Use of Proceeds

In connection with the Initial Public Offering, the Company incurred offering costs of approximately $9.2 million, inclusive of $5.4338 million in deferred underwriting commissions. Other incurred offering costs consisted principally of formation and preparation fees related to the Initial Public Offering. The Sponsor and its affiliate had agreed to loan the Company up to $500,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note. This loan was non-interest bearing and became payable upon the completion of the Initial Public Offering. The Company fully repaid the loan from the proceeds of the Initial Public Offering not being placed in the Trust Account on June 22, 2018.

After deducting the underwriting discounts and commissions (excluding the deferred portion of $5.4338 million in underwriting discounts and commissions, which amount will be payable upon consummation of the initial Business Combination, if consummated) and the Initial Public Offering expenses, $158.355 million ($10.20 per Unit) of the net proceeds from the Initial Public Offering and the private placement of the Private Placement Warrants was placed in the Trust Account.  The net proceeds of the Initial Public Offering and certain proceeds from the sale of the Private Placement Warrants are held in the Trust Account and will be invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits.

Exhibit Number	Description

31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LF CAPITAL ACQUISITION CORP.

	By:	/s/ Philippe De Backer
Dated: August 13, 2018		Name: Philippe De Backer Title: Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Scott Reed
Dated: August 13, 2018		Name: Scott Reed Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

