Form 10-Q
period 2018-09-30
LF Capital Acquisition Corp.
filed 2018-11-13
CIK 1721386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of November 13, 2018, 15,525,000 Class A common stock, par value $0.0001 per share, and 3,881,250 Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

LF CAPITAL ACQUISITION CORP.

Form 10-Q

For the Quarter Ended September 30, 2018

PART I - FINANCIAL INFORMATION

Item 1.	Interim Financial Statements

LF CAPITAL ACQUISITION CORP.

UNAUDITED CONDENSED BALANCE SHEETS

	September 30, 2018	December 31, 2017

Assets
Current assets:
Cash and cash equivalents	$387,745	$19,538
Prepaid expenses	233,733	—
Total current assets	621,478	19,538
Deferred offering costs associated with initial public offering	—	178,283
Cash and marketable securities held in Trust Account	158,972,301	—
Total assets	$159,593,779	$197,821

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$117,196	$76,804
Accrued expenses	153,239	18,600
Note payable - related parties	—	200,000
Total current liabilities	270,435	295,404
Deferred tax liability	137,727	—
Deferred underwriting commissions	5,433,750	—
Total liabilities	5,841,912	295,404

Commitments
Class A common stock, $0.0001 par value; 14,526,549 and -0- shares subject to possible redemption at $10.24 and -0- per share at September 30, 2018 and December 31, 2017, respectively	148,751,862	—

Stockholders' Equity (Deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at September 30, 2018 and December 31, 2017	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 998,451 and -0- shares issued and outstanding (excluding 14,526,549 and -0- shares subject to possible redemption) at September 30, 2018 and December 31, 2017, respectively	100	—
Convertible Class B common stock, $0.0001 par value; 15,000,000 shares authorized; 3,881,250 shares issued and outstanding at September 30, 2018 and December 31, 2017	388	388
Additional paid-in capital	4,986,957	24,612
Retained earnings (Accumulated deficit)	12,560	(122,583)
Total stockholders' equity (deficit)	5,000,005	(97,583)
Total Liabilities and Stockholders' Equity (Deficit)	$159,593,779	$197,821

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

LF CAPITAL ACQUISITION CORP.

CONDENSED INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

					For the period from
	For the Three Months Ended September 30,			For the Nine Months Ended	June 29, 2017 (inception) through
	2018	2017		September 30, 2018	September 30, 2017

General and administrative expenses	$193,715	$31,389		$385,065	$31,909
Franchise tax expense	50,000	—		148,618	—
Loss from operations	(243,715)	(31,389)		(533,683)	(31,909)
Interest earned on investments and marketable securities	806,552	1		806,553	1
Income before income tax expense	562,837	(31,388)		272,870	(31,908)
Income tax expense	137,727	—		137,727	—
Net income (loss)	$425,110	$(31,388)		$135,143	$(31,908)

Weighted average shares outstanding of Class A common stock	15,525,000	—		15,525,000
Basic and diluted net income (loss) per share, Class A	$0.04	$—		$0.03	$—
Weighted average shares outstanding of Class B common stock	3,881,250	3,375,000	(1)(2)	3,881,250	3,375,000	(1)(2)
Basic and diluted net income (loss) per share, Class B	$(0.05)	$(0.01)		$(0.10)	$(0.01)

(1) This number excludes an aggregate of up to 506,250 shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On June 22, 2018, the underwriter exercised its over-allotment option in full, hence, these 506,250 shares were no longer subject to forfeiture.
(2) The share amounts have been retroactively restated to reflect the surrender of 431,250 shares from the Sponsor in February 2018 (see Note 5).

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

LF CAPITAL ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Common Stock				Additional	Retained Earnings	Total
	Class A		Class B		Paid-in	(Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity (Deficit)
Balance - June 29, 2017 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	3,881,250	388	24,612	—	25,000
Net loss	—	—	—	—	—	(122,583)	(122,583)
Balance - December 31, 2017	—	$—	3,881,250	$388	$24,612	$(122,583)	$(97,583)
Sale of units in initial public offering	15,525,000	1,553	—	—	155,248,447	—	155,250,000
Offering costs	—	—	—	—	(9,295,693)	—	(9,295,693)
Sale of private placement warrants to Sponsor in private placement	—	—	—	—	7,760,000	—	7,760,000
Common stock subject to possible redemption	(14,526,549)	(1,453)	—	—	(148,750,409)	—	(148,751,862)
Net income (unaudited)	—	—	—	—	—	135,143	135,143
Balance - September 30, 2018 (unaudited)	998,451	$100	3,881,250	$388	$4,986,957	$12,560	$5,000,005

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

LF CAPITAL ACQUISITION CORP.

CONDENSED INTERIM STATEMENT OF CASH FLOWS

(Unaudited)

		For the period from
	For the Nine Months Ended	June 29, 2017 (inception) through
	September 30, 2018	September 30, 2017

Cash Flows from Operating Activities:
Net income (loss)	$135,143	$(31,908)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on investments and marketable securities held in Trust Account	(806,552)	—
Changes in operating assets and liabilities:
Prepaid expenses	(233,733)	—
Accounts payable	(26,750)	28,228
Accrued expenses	134,639	3,000
Deferred tax liability	137,727	—
Net cash used in operating activities	(659,526)	(680)

Cash Flows from Investing Activities
Principal deposited in Trust Account	(158,355,000)	—
Interest released from Trust Account	189,251	—
Net cash used in investing activities	(158,165,749)	—

Cash Flows from Financing Activities:
Proceeds from note payable to related parties	260,000	—
Repayment of note payable to related parties	(460,000)	—
Proceeds received from initial public offering	155,250,000	—
Offering costs	(3,616,518)	—
Proceeds received from private placement	7,760,000	—
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Net cash provided by financing activities	159,193,482	25,000

Net increase in cash	368,207	24,320

Cash - beginning of the period	19,538	—
Cash - end of the period	$387,745	$24,320

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accounts payable	$67,142	$25,000
Offering costs included in accrued expenses	$—	$74,220
Deferred underwriting commissions in connection with the initial public offering	$5,433,750	$—
Reclassification of deferred offering costs to paid-in capital	$178,283	$—
Change in value of Class A common stock subject to possible redemption	$148,751,862	$—

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

All activity through September 30, 2018 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), and, since the closing of the Initial Public Offering, a search for a Business Combination candidate. The Company has selected December 31 as its fiscal year end.

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

The initial shareholders have agreed to waive their liquidation rights with respect to the founder shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial shareholders should acquire Public shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.20 per share initially held in the Trust Account (or less than that in certain circumstances). In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company, jointly and severally, if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent auditors), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity

As of September 30, 2018, the Company had approximately $388,000 in its operating bank accounts, and working capital of approximately $213,000.

Through September 30, 2018, the Company’s liquidity needs have been satisfied through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the founder shares (Note 5) to the Sponsor, loans from the Sponsor, the proceeds from the consummation of the Private Placement not held in Trust Account, and interest earned released from the Trust Account of approximately $189,000 to pay for its tax obligations. The Company fully repaid the loan from the proceeds of the Initial Public Offering not being placed in the Trust Account on June 22, 2018.

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

Note 2.   Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited financial statements as of September 30, 2018, for the three and nine months ended September 30, 2018, the three months ended September 30, 2017 and for the period from June 29, 2017 (inception) through September 30, 2017 have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. These unaudited condensed financial statements should be read in conjunction with the audited financial statements contained in the Company’s final prospectus and Current Report on Form 8-K filed with the SEC on June 20, 2018 and June 28, 2018, respectively.

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

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when acquired to be cash equivalents.

Marketable Securities

The Company’s portfolio of marketable securities is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is recognized as gains or losses in the accompanying Condensed Interim Statements of Operations. The estimated fair values of financial instruments are determined using available market information.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents and marketable securities held for trading. Cash and cash equivalents are maintained in accounts with financial institutions, which, at times may exceed the Federal depository insurance coverage of $250,000. At September 30, 2018, the Company had not experienced losses on this account and management believes the Company is not exposed to significant credit risks on such account. The Company’s marketable securities portfolio consists entirely of U.S Treasury Bills with an original maturity of 180 days or less.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature. Marketable securities are classified as trading securities and are therefore recognized at fair value. The fair value for trading securities is determined using quoted market prices.

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

ASC 820, Fair Value Measurement and Disclosures, requires all entities to disclose the fair value of financial instruments, both assets and liabilities for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of September 30, 2018, the recorded values of cash and cash equivalents, prepaid expenses, accounts payable, and accrued expenses approximate the fair values due to the short-term nature of the instruments. The Company’s portfolio of marketable securities is comprised solely of U.S Treasury Bills with an original maturity of 180 days or less. The fair value for trading securities is determined using quoted market prices.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2018, 14,526,549 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Net Income (Loss) per Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding for the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 23,285,000 shares of Class A common stock in the calculation of diluted earnings per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted earnings per share is the same as basic earnings per share for the period.

The Company’s condensed statement of operations includes a presentation of income (loss) per share for common stock subject to redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per share, basic and diluted for Class A common stock is calculated by dividing the interest income earned on the Trust Account, net of applicable taxes, by the weighted average number of shares of Class A common stock outstanding since the initial issuance. Net income (loss) per share, basic and diluted for Class B common stock is calculated by dividing the net income (loss), less income attributable to Class A common stock, by the weighted average number of shares of Class B common stock outstanding for the period.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2018. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company has recorded deferred tax liabilities relating to expenses deferred for income tax purposes as of September 30, 2018 amounting to approximately $137,000, as well as offsetting full valuation allowances of approximately $102,000. On December 22, 2017, the Tax Cuts and Jobs Act was signed into legislation. As part of the legislation, the U.S. corporate income tax rate was reduced to 21%. The Company has a full valuation allowance against its deferred tax assets, and therefore no deferred tax expense has been recorded as a result of the reduced tax rate.

The table below presents the Company’s deferred tax liabilities:

	September 30,	December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryovers	$20,706	$686
Start-up cost	101,694	38,314
Total deferred tax assets	122,400	39,000
Valuation allowance	(101,694)	(39,000)

Deferred tax liabilities
Unrealized gain/loss	(158,433)	—
Net Deferred tax assets/(liabilities), net of allowance	$(137,727)	$—

The table below presents the components of the provision for income taxes:

	September 30,	December 31,
	2018	2017
Federal
Current	$(20,267)	$—
Deferred	61,049	(25,016)
State and Local
Current	—	—
Deferred	13,984	(13,984)
Change in Valuation allowance	62,694	39,000
Income tax provision (benefit)	$117,460	$—

Recent Accounting Pronouncements

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, “Disclosure Update and Simplification,” amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of income is required to be filed. The Company anticipates its first presentation of changes in stockholders' equity will be included in its Form 10-Q for the quarter ended March 31, 2019.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

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

Office Space and Related Support Services

The Company agreed, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, utilities and secretarial and administrative support. The Company incurred $30,000 in expenses in connection with such services during the three and nine months ended September 30, 2018 as reflected in the accompanying Statements of Operations.

Board Member Agreement

In September 2017, the Company entered into an agreement with one of its board members, pursuant to which the board member will be paid a cash fee of $150,000 per annum in exchange for his service. The agreement was effective as of October 1, 2017 and last until the earlier of December 2019 or the closing of the initial Business Combination. The Company incurred $37,500 and $112,500 in fees related to this service during the three and nine months ended September 30, 2018 in the accompanying Statements of Operations.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans, other than the interest on such proceeds that may be released for working capital purposes. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. There were no Working Capital Loans outstanding as of September 30, 2018.

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

Note 7.   Stockholders’ equity

Class A Common stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. At September 30, 2018, there were 15,525,000 Class A common stock issued or outstanding, including 14,526,549 share of Class A common stock subject to possible redemption.

Holders of the Class A common stock and holders of the Class B common stock will vote together as a single class on all matters submitted to a vote of our stockholders, except as required by law. Each share of common stock will have one vote on all such matters.

Class B Common stock — The Company is authorized to issue 15,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share on each matter on which they are entitled to vote. In August 2017, the Company initially issued 4,312,500 Class B common stock. In February 2018, in connection with the decrease of the size of the Initial Public Offering, the Sponsor forfeited 431,250 shares of Class B common stock, resulting in a decrease in the total number of founder shares from 4,312,500 to 3,881,250. All share amounts presented in the financial statements have been retroactively restated to reflect these share forfeitures. Of the 3,881,250 shares of Class B common stock, an aggregate of up to 506,250 shares were subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full. As of June 22, 2018, the underwriter exercised its over-allotment option in full, hence, these 506,250 shares were no longer subject to forfeiture. At September 30, 2018, there were 3,881,250 Class B common stock issued or outstanding.

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

Preferred Stock — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share. At September 30, 2018, there are no preferred shares issued or outstanding.

Warrants — At September 30, 2018, there are 23,285,000 outstanding warrants, consisting of 15,525,000 Public Warrants and 7,760,000 Private Placement Warrants, each warrant exercisable at $11.50 into one share of Class A common stock.

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

Note 8 - Fair Value Measurements

The following table presents information about the Company’s assets that are measured on a recurring basis as of September 30, 2018 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets held in Trust:
Money market funds	$218,383	$—	$—
U.S. Treasury bills	158,753,918	—	—
	$158,972,301	$—	$—

 Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three and nine months ended September 30, 2018.

Note 9 - Accrued expenses

Accrued expenses consists of the following:

	September 30, 2018	December 31, 2017
Accrued franchise taxes	$150,000	$2,100
Accrued offering costs	—	16,500
Accrued professional fees	3,239	—
	$153,239	$18,600

Note 10 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were available to be issued. Based upon this review, the Company did not identify and subsequent events that would have required adjustment or disclosure in the financial statements.

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

Results of Operations

Our entire activity since inception up to September 30, 2018 was in preparation for our Initial Public Offering, and since the offering, our activity has been limited to the search for a prospective initial Business Combination, and we will not be generating any operating revenues until the closing and completion of our initial Business Combination. Going forward, we expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2018, we had net income of approximately $425,000, which consisted of approximately $807,000 in interest earned on investments and marketable securities held in the Trust Account, offset by approximately $194,000 in general and administrative costs, $50,000 in franchise tax expense, and approximately $138,000 in income tax expense.

For the nine months ended September 30, 2018, we had net income of approximately $135,000, which consisted of approximately $807,000 in interest earned on investments and marketable securities held in the Trust Account, offset by approximately $385,000 in general and administrative costs, $149,000 in franchise tax expense, and approximately $138,000 in income tax expense.

For the three months ended September 30, 2017, we had net loss of approximately $31,400, which consisted solely of general and administrative costs.

For the period from June 29, 2017 (inception) through September 30, 2017, we had net loss of approximately $31,900, which consisted solely of general and administrative costs.

Liquidity and Capital Resources

As of September 30, 2018, we had approximately $388,000 in our operating bank accounts, and working capital of approximately $213,000.

Through September 30, 2018, our liquidity needs have been satisfied through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the founder shares to the Sponsor, loans from the Sponsor, and the proceeds from the consummation of the Private Placement not held in Trust Account, and interest earned and released from the Trust Account of approximately $189,000 to pay for our tax obligations. We fully repaid the loan from the proceeds of the Initial Public Offering not being placed in the Trust Account on June 22, 2018.

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

Office Space and Related Support Services

We agreed, commencing on the effective date of the Initial Public Offering through the earlier of our consummation of a Business Combination and our liquidation, to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, utilities and secretarial and administrative support. We incurred $30,000 in fees related to this service during the three and nine months ended September 30, 2018 in the accompanying Statements of Operations.

Board Member Agreement

In September 2017, we entered into an agreement with one of our board members, pursuant to which the board member will be paid a cash fee of $150,000 per annum in exchange for his service. The agreement was effective as of October 1, 2017 and will last until the earlier of December 2019 or the closing of the initial Business Combination. We incurred $37,500 and $112,500 in fees related to this service during the three and nine months ended September 30, 2018 in the accompanying Statements of Operations.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us Working Capital Loans. If we complete a Business Combination, we would repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans, other than the interest on such proceeds that may be released for working capital purposes. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. There were no Working Capital Loans outstanding as of September 30, 2018.

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

Net Income (Loss) per Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding for the period. We have not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 23,285,000 shares of Class A common stock in the calculation of diluted earnings per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted earnings per share is the same as basic earnings per share for the period. Our condensed statement of operations includes a presentation of income (loss) per share for common stock subject to redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per share, basic and diluted for Class A common stock is calculated by dividing the interest income earned on the Trust Account, net of applicable taxes, by the weighted average number of shares of Class A common stock outstanding since the initial issuance. Net income (loss) per share, basic and diluted for Class B common stock is calculated by dividing the net income (loss), less income attributable to Class A common stock, by the weighted average number of shares of Class B common stock outstanding for the period.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2018, 14,526,549 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of September 30, 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

As of September 30, 2018, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, were invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we do not believe that there will be an associated material exposure to interest rate risk.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2018, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

LF CAPITAL ACQUISITION CORP.

	By:	/s/ Philippe De Backer
Dated: November 13, 2018		Name: Philippe De Backer Title: Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Scott Reed
Dated: November 13, 2018		Name: Scott Reed Title: Chief Financial Officer
(Principal Financial and Accounting Officer)