Form 10-K
period 2018-12-31
LF Capital Acquisition Corp.
filed 2019-03-05
CIK 1721386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 001-38545

LF CAPITAL ACQUISITION CORP.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	82-2196021
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

600 Madison Avenue, New York, NY	10022
(Address of Principal Executive Offices)	(Zip Code)

(212) 688-1005

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Units, each consisting of one Class A share of Common Stock, $0.0001 par value, and one warrant to purchase one Class A share of Common Stock	The NASDAQ Capital Market
Class A Common Stock, par value $0.0001 per share Warrants to purchase one share of Class A Common Stock	The NASDAQ Capital Market The NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of March 1, 2019, 15,525,000 Class A common stock, par value $0.0001 per share, and 3,881,250 Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

As of June 30, 2018, the aggregate market value of the ordinary shares held by non-affiliates of the registrant was $149,505,750 (based on the closing sales price of the Class A Common Stock on June 30, 2018 of $9.63).

Documents Incorporated by Reference: None.

LF CAPITAL ACQUISITION CORP.
ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS

i

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K (this “Annual Report”), references to:

•	“we,” “us,” “company” or “our company” are to LF Capital Acquisition, Corp.;

•	“public shares” are to shares of our Class A common stock sold as part of the units in our initial public offering;

•	“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;

•	“management” or our “management team” are to our officers and directors;

•	“sponsor” are to Level Field Capital, LLC, a Delaware limited liability company, an affiliate of certain of our officers and directors;

•	“anchor investor” are to certain funds and accounts managed by subsidiaries of BlackRock, Inc.;

•	“initial stockholders” are to holders of our founder shares;

•	“common stock” are to our Class A common stock and our Class B common stock, collectively;

•	“founder shares” are to shares of our Class B common stock initially purchased by our sponsor and our anchor investor in a private placement prior to our public offering, and the shares of our Class A common stock issued upon the conversion thereof as provided herein;

•	“private placement warrants” are to the warrants issued to our sponsor and our anchor investor in a private placement simultaneously with the closing of our public offering;

•	“equity-linked securities” are to any securities of our company which are convertible into or exchangeable or exercisable for, common stock of our company;

•

“specified future issuance” are to an issuance of a class of equity or equity-linked securities to specified purchasers, that we may determine to make in connection with financing our initial business combination.

•	“DGCL” are to Delaware general corporation law.

ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

•	our ability to select an appropriate target business or businesses;
•	our ability to complete our initial business combination;
•	our expectations around the performance of the prospective target business or businesses;
•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;
•	our potential ability to obtain additional financing to complete our initial business combination;
•	our pool of prospective target businesses;
•	the ability of our officers and directors to generate a number of potential acquisition opportunities;

iii

The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under “Risk Factors” may not be exhaustive.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Annual Report. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this Annual Report, those results or developments may not be indicative of results or developments in subsequent periods.

iv

PART I

Item 1. Business

Introduction

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Annual Report as our initial business combination. Although we may pursue an acquisition opportunity in any business or industry, we intend to capitalize on the ability of our management team to identify, acquire and operate a business in the financial services industry and, in particular, the commercial banking industry, that may provide opportunities for attractive risk-adjusted returns.

We intend to identify and acquire a business that could benefit from a hands-on owner with extensive operational experience in the financial sector and that presents potential for an attractive risk-adjusted return profile under our stewardship. Even fundamentally sound companies can often under-perform their potential due to a temporary period of dislocation in the markets in which they operate, inefficient capital allocation, over-levered capital structures, excessive cost structures, incomplete management teams and/or inappropriate business strategies. Our management team has extensive experience in identifying and executing such full-potential investments. In addition, our team has significant hands-on experience working with private companies in preparing to become a publicly traded company and serving as active owners and directors by working closely with these companies to continue their transformations and help create value in the public markets.

We believe that our management team is well positioned to identify attractive risk-adjusted returns in the marketplace and that their contacts and transaction sources, ranging from industry executives, private owners, private equity funds, and investment bankers, will enable us to pursue a broad range of opportunities. Our management believes that its ability to identify and implement value creation initiatives will remain central to its differentiated acquisition strategy.

Our management team’s objective is to generate attractive returns and create value for our shareholders by applying a disciplined strategy of identifying attractive investment platforms which could benefit from the addition of capital, management expertise, and strategic insight. Our management team is applying a disciplined approach focused on (i) identifying a legacy banking (or other financial services-related) asset that can be used as a platform to develop additional value; (ii) unlocking value through the application of improved cost and balance sheet management; (iii) enhanced profitability driven by both geographic and customer segment expansion (through a combination of organic growth and acquisitions); and (iv) the leveraging of technology. We favor opportunities with certain elements which will allow us to (i) expand legacy corporate-oriented (primarily small and medium sized) businesses lines; and (ii) transform retail business lines into a high-growth, high cross-sell businesses that generate cost-effective funding for the organization, and (over time) provide substantial non-interest income and profits, consistent with current regulatory guidance and prudent risk management. We believe that these strategies, in combination, will position the organization to trade at a premium valuation multiple relative to other financial services companies. While we will review a wide range of potential platforms in order to execute our strategy, it is currently our intention to pursue a combination with a legacy community bank that can benefit from the application of capital, expertise, and technology in order to transform its business model. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. As believers in the long-term viability of the relationship-oriented business model prevalent in the community banking space, we look for an opportunity to improve (as opposed to replace) the traditional community bank model (through the application of technology). Our management team and board have demonstrated a track record on digital transformation in the financial sector and expects to be able to access and implement a technology platform which is an integrated digital eco-system for community banks which will facilitate our proposed digital transformation. This platform was developed based on our team’s extensive experience in helping many of the most sophisticated financial institutions in the world develop and implement their digital banking strategies (including the development of the initial digital banking strategy offing Direct). Our management team’s differentiated combination of i) community bank investment experience, ii) extensive banking industry expertise (particularly in the digital banking arena), and iii) access to unique digital technology positions the organization to identify an appropriate target which can be used to create significant shareholder value.

Our management team is led by Baudouin Prot, Philippe De Backer and Scott Reed. Members of our management team have been responsible for a wide range of notable transactions in the financial services industry around the world. These include Baudouin Prot, who during his tenure as Chairman and CEO of BNP Paribas SA, implemented a successful expansion strategy to enter the U.S. market. Additionally, our CEO (Philippe De Backer), as the former global head of the Financial Services practice at Bain & Company, has been a business and thought leader in the development of digital banking strategies throughout the world (including the development of the initial ING Direct strategy). Finally, our President (Scott Reed), as the founder of BankCap Partners (a bank-oriented private equity firm), has been responsible for several successful growth-oriented investments in the community banking space in the U.S., including Atlanta, Georgia-based Atlantic Capital Bancshares, Inc., a large de novo bank. Mr. Reed, through BankCap Partners, has invested in three banks, Atlantic Capital Bancshares, Inc., TriState Capital Holdings, Inc. and Xenith Bankshares Inc., which became publicly listed entities. On January 1, 2018, Xenith Bankshares, Inc. was acquired by Union Bankshares Corporation. With respect to the foregoing examples, past performance of our management team, is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to identify a suitable candidate for our initial business combination. Our management team has not had experience with blank check companies in the past.

Business Strategy

Our acquisition and value creation strategy is to identify, acquire and, after our initial business combination, build a company in the financial services industry that reflects the experience of our management team and can benefit from their financial, operational and strategic expertise. Our acquisition strategy leverages our team’s network of potential proprietary and public transaction sources where we believe a combination of our relationships, knowledge and experience in the financial services industry could affect a positive transformation or augmentation of existing businesses or properties to improve their overall value proposition.

We utilize the network and industry experience of our management team in seeking an initial business combination and employing our acquisition strategy. Over the course of their careers, the members of our management team and their affiliates have developed a broad network of contacts and corporate relationships that we believe will serve as a useful source of acquisition opportunities. This network has been developed through our management team’s extensive experience in both investing in and operating in the financial services industry. We expect these networks will provide our management team with a robust flow of acquisition opportunities. In addition, we anticipate that target business candidates will be brought to our attention from various unaffiliated sources, which may include investment market participants, private equity groups, investment banking firms, consultants, accounting firms and large business enterprises. Members of our management team communicate with their networks of relationships to articulate the parameters for our search for a target company and a potential business combination and are pursuing and reviewing potentially interesting leads.

Acquisition Criteria

Consistent with this strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines. We intend to acquire companies or assets that we believe:

•	can utilize the extensive networks and insights we have built in the financial services industry;
•	are at an inflection point, such that the addition of capital, management expertise, strategic insight, or technological capabilities (or a combination thereof) can drive improved financial performance;
•	are fundamentally sound companies that face financial or operational constraints that we are well-positioned to address;
•	will offer an attractive risk-adjusted return for our stockholders. We will seek to acquire the target on terms and in a manner that leverages our management team’s experience investing within the financial services industry. Potential upside from growth in the target business and an improved capital structure will be weighed against any identified downside risks.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our stockholder communications related to our initial business combination, which, as discussed in this Annual Report would be in the form of tender offer documents or proxy solicitation materials that we would file with the SEC.

Initial Business Combination

Our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the income earned on the trust account) at the time of the agreement to enter into the initial business combination. If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm with respect to the satisfaction of such criteria.

We may raise additional proceeds to complete an acquisition opportunity by making a specified future issuance. The amount and other terms and conditions of any such specified future issuance would be determined at the time thereof. We are not obligated to make any specified future issuance and may determine not to do so. Pursuant to the anti-dilution provisions of our Class B common stock, any such specified future issuance would result in an adjustment to the conversion ratio such that our initial stockholders and their permitted transferees, if any, would retain their aggregate percentage ownership at 20% of the sum of the total number of all shares of common stock outstanding upon completion of our public offering plus all shares issued in the specified future issuance, unless the holders of a majority of the then-outstanding shares of Class B common stock agreed to waive such adjustment with respect to the specified future issuance at the time thereof. We cannot determine at this time whether a majority of the holders of our Class B common stock at the time of any such specified future issuance would agree to waive such adjustment to the conversion ratio. If such adjustment is not waived, the specified future issuance would not reduce the percentage ownership of holders of our Class B common stock, but would reduce the percentage ownership of holders of our Class A common stock. If such adjustment is waived, the specified future issuance would reduce the percentage ownership of holders of both classes of our common stock.

We anticipate structuring our initial business combination so that the post-transaction company in which our public stockholders own shares will comply with all applicable regulatory requirements and own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons. However, we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires an interest in the target sufficient for the post-transaction company not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking stockholder approval, as applicable.

Our Acquisition Process

In evaluating a prospective target business, we conduct a thorough due diligence review that encompasses, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial and other information that will be made available to us. We also utilize our operational and capital allocation experience.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that our initial business combination is fair to our company from a financial point of view.

Members of our management team and our independent directors directly or indirectly own founder shares and/or private placement warrants and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our business combination. Any such entity may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by making a specified future issuance to any such entity. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Our sponsor, officers and directors have agreed not to participate in the formation of, or become an officer or director of, any other blank check company (other than any such positions held on the date of our initial public offering) until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination within the required timeframe.

Our Management Team

Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any member of our management team will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

We believe our management team’s operating and transaction experience and relationships with companies will provide us with a substantial number of potential business combination targets. Over the course of their careers, the members of our management team have developed a broad network of contacts and corporate relationships around the world. This network has grown through the activities of our management team sourcing, acquiring and financing businesses, our management team’s relationships with sellers, financing sources and target management teams and the experience of our management team in executing transactions under varying economic and financial market conditions. See Item 10 of this Annual Report for a more complete description of our management team’s experience.

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares of stock in the target business for shares of our stock or for a combination of shares of our stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, road show and public reporting efforts that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Financial Position

Our funds available for a business combination are approximately $152,921,250, after payment of $5,433,750 of deferred underwriting fees , in each case before fees and expenses associated with our initial business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time following our public offering. We intend to effectuate our initial business combination using cash from the proceeds of the offering and the private placement of the private placement warrants, our capital stock, debt or a combination of these as the consideration to be paid in our initial business combination. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our business combination or used for redemptions of our Class A common stock, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination (which may include a specified future issuance), and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our business combination. In the case of an initial business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by law, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately, including pursuant to any specified future issuance, or through loans in connection with our initial business combination. At this time we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity groups, investment banking firms, consultants, accounting firms and large business enterprises. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read this Annual Report and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). We have agreed to pay our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support and to reimburse our sponsor for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination. We have paid B. Prot Conseils, an entity controlled by Mr. Baudouin Prot, $12,500 per month from September 2017 through the date hereof. We will continue to pay Mr. Prot $12,500 through the earlier of December 2019 and the closing of our initial business combination. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an acquisition candidate.

We are not prohibited from pursuing an initial business combination with a business combination target that is affiliated with our sponsor, officers or directors or making the acquisition through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a business combination target that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

As more fully discussed in Item 10 of this Annual Report entitled “Conflicts of Interest,” if any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

Selection of a Target Business and Structuring of our Initial Business Combination

Our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of our assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the income earned on the trust account) at the time of the agreement to enter into the initial business combination. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation or value of comparable businesses. If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of FINRA, or from an independent accounting firm, with respect to the satisfaction of such criteria. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

In any case, we will only complete an initial business combination in which we own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquire an interest in the target sufficient for the post-transaction company not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be valued for purposes of the 80% of net assets test. There is no basis for investors in our initial public offering to evaluate the possible merits or risks of any target business with which we may ultimately complete our business combination.

To the extent we effect our business combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we expect to conduct a thorough due diligence review, which will encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial and other information that will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. In addition, we intend to focus our search for an initial business combination in a single industry. By completing our business combination with only a single entity, our lack of diversification may:

•	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

•	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our business combination with that business, our assessment of the target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following our business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve our Initial Business Combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC. However, we will seek stockholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek stockholder approval for business or other legal reasons. Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

Type of Transaction	Whether Stockholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

•	we issue shares of Class A common stock that will be equal to or in excess of 20% of the number of shares of our Class A common stock then outstanding;
•	any of our directors, officers or substantial stockholders (as defined by NASDAQ rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of common stock could result in an increase in outstanding common shares or voting power of 5% or more; or
•	the issuance or potential issuance of common stock will result in our undergoing a change of control.

NASDAQ’S listing rules would require stockholder approval if any of the instances listed in the three bullet points above occurred.

Permitted Purchases of our Securities

In the event we seek stockholder approval of our business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. However, they have no current commitments plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares in such transactions. They will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of such purchases would be to (i) vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our common stock may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, officers, directors and/or their affiliates anticipate that they may identify the stockholders with whom our sponsor, officers, directors or their affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against the business combination. Our sponsor, officers, directors, advisors or their affiliates will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our sponsor, officers, directors and/or their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsor, officers, directors and/or their affiliates will not make purchases of common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act.

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account is approximately $10.20 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our business combination.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under the law or stock exchange listing requirement. Asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. If we structure a business combination transaction with a target company in a manner that requires stockholder approval, we will not have discretion as to whether to seek a stockholder vote to approve the proposed business combination. We intend to conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by law or stock exchange listing requirements or we choose to seek stockholder approval for business or other legal reasons.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and
•	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our business combination, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase shares of our Class A common stock in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of public shares which are not purchased by our sponsor, which number will be based on the requirement that we may not redeem public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

If, however, stockholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain stockholder approval for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

•	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and
•	file proxy materials with the SEC.

In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the initial business combination. If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our initial stockholders will count toward this quorum and have agreed to vote their founder shares and any public shares purchased during or after our initial public offering in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our initial stockholders’ founder shares, we would need 5,062,501, or 37.5%, of the 13,500,000 public shares sold in our initial public offering to be voted in favor of a transaction (assuming all outstanding shares are voted) in order to have our initial business combination approved (assuming the over-allotment option is not exercised). We intend to give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction.

Our amended and restated certificate of incorporation provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. For example, the proposed business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed combination. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof.

Limitation on Redemption upon Completion of our Initial Business Combination if we Seek Stockholder Approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, including our affiliates, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 20% of the shares sold in our initial public offering, which we refer to as the “Excess Shares.” We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 20% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 20% of the shares sold in our initial public offering, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, our amended and restated certificate of incorporation does not restrict our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our business combination.

Tendering Stock Certificates in Connection with a Tender Offer or Redemption Rights

We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements. Accordingly, a public stockholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such stockholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the stockholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s stock in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the stockholder meeting, become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the stockholder meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our business combination.

If our initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until June 22, 2020.

Redemption of Public shares and Liquidation if no Initial Business Combination

Our amended and restated certificate of incorporation provides that we will have only until June 22, 2020 to complete our initial business combination. If we are unable to complete our business combination within such 24-month period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our business combination within the 24-month time period.

Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination on or prior to June 22, 2020. However, if our sponsor, officers or directors acquire public shares in or after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the allotted 24-month time period.

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation that would modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination on or prior to June 22, 2020, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules).

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the proceeds held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay franchise and income taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest earned on the trust account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.20. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.20. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest and claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver.

In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.20 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, then our sponsor will not be responsible to the extent of any liability for such third party claims We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. We have not asked our sponsor to reserve for such indemnification obligations. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.20 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (i) $10.20 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. We have not asked our sponsor to reserve for such indemnification obligations and we cannot assure you that our sponsor would be able to satisfy those obligations. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.20 per public share.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We had access to up to approximately $850,000 from the proceeds of our initial public with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our business combination on or prior to June 22, 2020 may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our business combination on or prior to June 22, 2020, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our business combination on or prior to June 22, 2020, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following our 24th month and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers

(other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of this obligation the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, our sponsor may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below (i) $10.20 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay taxes and will not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.20 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our business combination on or prior to June 22, 2020, subject to applicable law, (ii) in connection with a stockholder vote to approve an amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we have not consummated an initial business combination on or prior to June 22, 2020 or (iii) if they redeem their respective shares for cash upon the completion of the initial business combination. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights as described above.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we have encountered, and may continue to encounter, intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Facilities

We currently maintain our executive offices at the offices of our Sponsor which are located at 600 Madison Avenue, New York, NY. The cost for our use of this space is included in the up to $10,000 per month fee we pay to our sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

Employees

We currently have two officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination.

Item 1A. Risk Factors

You should consider carefully all of the risks described below, together with the other information contained in this Annual Report, including the financial statements. If any of the following risks occur, our business, financial condition or results of operations may be materially and adversely affected. The risk factors described below are not necessarily exhaustive and you are encouraged to perform your own investigation with respect to us and our business.

Risks Relating to Our Business

We are a newly formed company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a newly formed company. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We may be unable to complete our business combination. If we fail to complete our business combination, we will never generate any operating revenues.

Our public stockholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

We may not hold a stockholder vote to approve our initial business combination unless the business combination would require stockholder approval under applicable law or stock exchange listing requirements or if we decide to hold a stockholder vote for business or other legal reasons. Except as required by law, the decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may complete our initial business combination even if holders of a majority of our public shares do not approve of the business combination we complete. Please see Item 1 of this Annual Report “Stockholders May Not Have the Ability to Approve our Initial Business Combination” for additional information.

If we seek stockholder approval of our initial business combination, our initial stockholders have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

Unlike many other blank check companies in which the initial stockholders agree to vote their founder shares in accordance with the majority of the votes cast by the public stockholders in connection with an initial business combination, our initial stockholders have agreed to vote their founder shares, as well as any public shares purchased during or after our initial public offering, in favor of our initial business combination. As a result, in addition to our initial stockholders’ founder shares, we would need 5,062,501, or 37.5%, of the 13,500,000 public shares sold in our initial public offering to be voted in favor of a transaction (assuming all outstanding shares are voted) in order to have our initial business combination approved (assuming the over-allotment option is not exercised). Our initial stockholders own shares representing 20% of our outstanding Shares of common stock. Accordingly, if we seek stockholder approval of our initial business combination, it is more likely that the necessary stockholder approval will be received than would be the case if our initial stockholders agreed to vote their founder shares in accordance with the majority of the votes cast by our public stockholders.

Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the business combination.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of one or more target businesses. Since our board of directors may complete a business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the business combination, unless we seek such stockholder vote. Accordingly, if we do not seek stockholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with a business combination. The per-share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the per-share value of shares held by non-redeeming stockholders will reflect our obligation to pay the deferred underwriting commissions.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

If our business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your stock in the open market;

however, at such time our stock may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your stock in the open market.

The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination on or prior to June 22, 2020. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive $10.20 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our amended and restated certificate of incorporation provides that we must complete our initial business combination on or prior to June 22, 2020. We may not be able to find a suitable target business and complete our initial business combination within such time period. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may only receive $10.20 per share, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.20 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.20 per share” and other risk factors below.

If we seek stockholder approval of our initial business combination, our sponsor, directors, officers, advisors and their affiliates may elect to purchase shares from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. The purpose of such purchases could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination, or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our Class A common stock and the number of beneficial holders of our securities may be reduced, possibly making it difficult to obtain or maintain the quotation, listing or trading of our securities on a national securities exchange.

If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our business combination. Despite our compliance with these rules, if a stockholder fails to receive our tender offer or proxy materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. For example, we may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a stockholder fails to comply with these or any other procedures, its shares may not be redeemed. See Item 1 “Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination” and “Tendering Stock Certificates in Connection with a Tender Offer or Redemption Rights.”

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination on or prior to June 22, 2020 and (iii) the redemption of our public shares if we are unable to complete an initial business combination on or prior to June 22, 2020, subject to applicable law and as further described herein. In addition, if we are unable to complete an initial business combination on or prior to June 22, 2020 for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our trust account. In that case, public stockholders may be forced to wait beyond June 22, 2020 before they receive funds from our trust account. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

NASDAQ may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units, common stock and warrants have been approved for listing on NASDAQ. Although after giving effect to this offering we expect to meet, on a pro forma basis, the minimum initial listing standards set forth in the NASDAQ listing standards, we cannot assure you that our securities will continue to be listed on NASDAQ in the future or prior to our initial business combination. In order to continue listing our securities on NASDAQ prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 public holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with NASDAQ’s initial listing requirements, which are more rigorous than NASDAQ’s continued listing requirements, in order to continue to maintain the listing of our securities on NASDAQ. For instance, our stock price would generally be required to be at least $4.00 per share and our stockholders’ equity would generally be required to be at least $5.0 million. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If NASDAQ delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;
•	reduced liquidity for our securities;
•	a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and
•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units and eventually our Class A common stock and warrants will be listed on NASDAQ, our units, Class A common stock and warrants will be covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on NASDAQ, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of our public offering and the sale of the private placement warrants are intended to be used to complete an initial business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the U.S. securities laws. However, because we will have net tangible assets in excess of $5,000,000 upon the successful completion of our initial public offering and the sale of the private placement warrants and have filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units were immediately tradable and we will have a longer period of time to complete our business combination than do companies subject to Rule 419. Moreover, if our public offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 20% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 20% of our Class A common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation will provide that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 20% of the shares sold in our initial public offering, which we refer to as the “Excess Shares.” However, our amended and restated certificate of incorporation does not restrict our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our business combination. And as a result, you will continue to hold that number of shares exceeding 20% and, in order to dispose of such shares, would be required to sell your stock in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.20 per share on our redemption of our public shares, or less than such amount in certain circumstances, and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our initial public offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses.

Furthermore, because we are obligated to pay cash for the shares of Class A common stock which our public stockholders redeem in connection with our initial business combination, target companies will be aware that this may reduce the resources available to us for our initial business combination. This may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.20 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.20 per share upon our liquidation. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.20 per share” and other risk factors below.

If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate until at least June 2020, we may be unable to complete our initial business combination, in which case our public stockholders may only receive $10.20 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

The funds available to us outside of the trust account may not be sufficient to allow us to operate until at least June 2020, assuming that our initial business combination is not completed during that time. We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate until at least June 2020; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.20 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.20 per share upon our liquidation. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.20 per share” and other risk factors below.

If the net proceeds of our initial public and the sale of the private placement warrants not being held in the trust account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our sponsor or management team to fund our search for a business combination, to pay our franchise and income taxes and to complete our initial business combination. If we are unable to obtain these loans, we may be unable to complete our initial business combination.

The net proceeds of our initial public and the sale of the private placement warrants were approximately $850,000 available to us outside the trust account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. None of our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to obtain these loans, we may be unable to complete our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive approximately $10.20 per share on our redemption of our public shares, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.20 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.20 per share” and other risk factors below.

Subsequent to the completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues that may be present inside a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.20 per share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.20 per share initially held in the trust account, due to claims of such creditors. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.20 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act.

Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, then our sponsor will not be responsible to the extent of any liability for such third party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. We have not asked our sponsor to reserve for such indemnification obligations. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.20 per public share. In such event, we may not be able to complete our initial business Combination and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.20 per public share or (ii) such lesser amount per share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations.

While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.20 per share. However, we have not asked our sponsor to reserve for such obligations and believe that our sponsor’s only assets are securities of the company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and we and our board may be exposed to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and
•	restrictions on the issuance of securities, each of which may make it difficult for us to complete our business combination.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company;
•	adoption of a specific form of corporate structure; and
•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale.

We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our securities are not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our primary business objective, which is a business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination on or prior to June 22, 2020; or (iii) absent a business combination, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.20 per share on the liquidation of our trust account and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination on or prior to June 22, 2020 may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

However, it is our intention to redeem our public shares as soon as reasonably possible following the 24th month from the closing of our initial public offering in the event we do not complete our business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination on or prior to June 22, 2020 is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

We may not hold an annual meeting of stockholders until after the consummation of our initial business combination, which could delay the opportunity for our stockholders to elect directors.

In accordance with NASDAQ corporate governance requirements, we are not required to hold an annual meeting until no later than one year after our first fiscal year end following our listing on NASDAQ. Under Section 211(b) of the DGCL, we are, however, required to hold an annual meeting of stockholders for the purposes of electing directors in accordance with our bylaws unless such election is made by written consent in lieu of such a meeting. We may not hold an annual meeting of stockholders to elect new directors prior to the consummation of our initial business combination, and thus we may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting. Therefore, if our stockholders want us to hold an annual meeting prior to the consummation of our initial business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

We have not registered the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis and potentially causing such warrants to expire worthless.

We have not registered the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed to use our best efforts to file a registration statement under the Securities covering such shares and maintain a current prospectus relating to the Class A common stock issuable upon exercise of the warrants, until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the above, if our Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will be required to use our best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any warrant. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the shares of Class A common stock included in the units. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying shares of Class A common stock for sale under all applicable state securities laws.

The grant of registration rights to our initial stockholders may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A common stock.

Pursuant to an agreement entered into concurrently with the issuance and sale of the securities in our initial public , our initial stockholders and their permitted transferees can demand that we register the shares of Class A common stock into which founder shares will automatically convert at the time of our initial business combination, holders of our private placement warrants and their permitted transferees can demand that we register the private placement warrants and the shares of Class A common stock issuable upon exercise of the private placement warrants and holders of warrants that may be issued upon conversion of working capital loans may demand that we register such warrants or the Class A common stock issuable upon exercise of such warrants. Assuming the founder shares convert on a one-for-one basis and no warrants are issued upon conversion of working capital loans, an aggregate of up to 15,525,000 shares of Class A common stock and up to 15,525,000 warrants are subject to registration under these agreements. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A common stock that is expected when the securities owned by our initial stockholders or holders of working capital loans or their respective permitted transferees are registered.

Because we are not limited to a particular industry, sector or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’ operations.

Although we expect to focus our search for a target business in the financial industry, we may seek to complete a business combination with an operating company in any industry or sector. However, we will not, under our amended and restated certificate of incorporation, be permitted to effectuate our business combination with another blank check company or similar company with nominal operations. Because we have not yet identified or approached any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of revenues or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

Risks Related to the Financial Services Industry

While our efforts to identify a prospective target business will not necessarily be limited to a particular industry or geographic region, we intend to initially focus our search for target businesses in the financial services industry and, in particular, the commercial banking industry. Business combinations with companies with operations in the financial services industry entail special considerations and risks. If we are successful in completing a business combination with a target business with operations in the financial services industry, we will be subject to, and possibly adversely affected by, the risks set forth below.

However, we may complete a business combination with a target business in another industry, in which case these risks will likely not affect us and we will be subject to other risks attendant to the specific industry in which the target business we acquire operates, none of which can be presently ascertained.

Because we intend to seek a business combination with a target business in the financial services industry, we expect our future operations to be subject to risks associated with this industry.

We intend to focus our search for a target business in the financial services industry and, in particular, the commercial banking industry. This condition may make it more likely that we will pursue a target in the financial services industry and be subject to the risks associated with this industry. Because we have not yet identified or approached any specific target business or sector, we cannot provide specific risks of any business combination. However, risks inherent in investments in the financial services industry that may affect our net income and revenues, include:

•	general economic conditions;
•	securities market conditions;
•	the level and volatility of interest rates and equity prices;
•	competitive conditions;
•	liquidity of domestic and global markets;
•	domestic and international political conditions;
•	regulatory and legislative developments;

•	monetary and fiscal policy;
•	investor sentiment;
•	availability and cost of capital;
•	technological changes and events;
•	outcome of legal proceedings;
•	changes in currency values;
•	inflation;
•	credit ratings; and
•	policies of regulators in applying capital and other regulatory requirements

These and other factors could affect the stability and liquidity of securities, credit and futures markets, and the ability of issuers, other financial services firms and counterparties to perform their obligations.

We may be subject to significant regulatory requirements in connection with our efforts to acquire a financial services organization.

Acquisitions of financial services organizations are often subject to significant regulatory requirements and consents, and we will not be able to complete a business combination with certain types of financial services organizations without complying with applicable laws and regulations and obtaining required governmental or client consents. For example, if we were to attempt to acquire a commercial bank and become a bank holding company, we would be required to obtain the approval of federal and/or state bank regulatory agencies. Such approval process is time consuming, may be subject to regulatory delays and there is no guarantee that approval can ultimately be obtained. If we were to acquire an investment management firm, we would have to obtain consents of the firm’s investment management clients or enter into new contracts with them, and there is no assurance that we would be able to obtain such consents or enter into new contracts. If our acquisition target were an insurance company, state insurance commissioners in the states where the insurance company does business would review an acquisition transaction and could prevent it by withholding their consent. The acquisition of a business in other sectors of the financial services industry may require similar approvals or consents. We may not receive any such required approvals or we may not receive them in a timely manner, including as a result of factors or matters beyond our control.

The financial services industry, particularly the banking industry, faces substantial regulatory risks and litigation, and, if we were to complete a business combination with a company in the banking industry, we could face legal liability and reduced revenues and profitability if our services are not regarded as compliant or for other reasons.

U.S. banks and their holding companies are subject to extensive regulation and supervision by applicable federal and state banking agencies. These regulations are generally intended to protect depositors and bank customers, rather than stockholders. If we were to acquire a bank, these regulations may limit our operations significantly and control the manner in which we conduct our business, including our lending practices, capital structure, investment practices, dividend policy and the scope of our activities. In addition, banks and bank holding companies generally are subject to rigorous capital requirements and are examined on a regular basis for their general safety and soundness and compliance with various federal and state legal regimes, including, but not limited to, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank, the Community Reinvestment Act, the Truth in Lending Act, the Gramm-Leach-Bliley Act, the Equal Credit Opportunity Act, the Real Estate Settlement and Procedures Act, the Fair Credit Reporting Act and the Bank Secrecy Act, as amended by the USA PATRIOT Act. Failure to comply with these requirements or receive a satisfactory examination rating may subject a bank or bank holding company to informal or formal agreements, such as a memorandum of understanding or cease-and-desist order, and may also result in the assessment of civil monetary penalties, criminal prosecution or the limitation of expansionary activities at both the bank and holding company levels. Outside the U.S., banks are subject to similar extensive regulation and supervision relating to the conduct of business, capital requirements, safety and soundness and compliance.

We face significant competition.

The financial services industry and the commercial banking industry are highly competitive, and we expect to encounter strong competition for deposits, loans, and other financial services and products in our target markets. Our principal competitors for loans and some or all of our other services and products will be other commercial banks and community banks in our target markets. Our principal competitors for deposits will include commercial banks, community banks, money market funds, credit unions and trust companies. Our non-bank competitors will not be subject to the same degree of regulation as we are and, accordingly, will have advantages over us in providing certain products and services. Many of our competitors are significantly larger than we are and will have greater access to capital and other resources that permit them to offer attractive terms and broader selections to gain market share for their products and services and also will have higher lending capacity and larger branch networks. In the event loan demand is weak, we expect increased competition to result in aggressive pricing and loosening terms for borrowers. As a result, we could lose business to competitors or be forced to price products and services on less advantageous terms to retain or attract customers, either of which would adversely affect us.

We may be subject to significant regulatory requirements in connection with our efforts to acquire a banking organization, which may result in our failure to complete our initial acquisition within the required time frame and may force us to liquidate.

To acquire a banking organization we would be required to obtain approvals from one or more of the Board of Governors of the Federal Reserve System, or Federal Reserve, the FDIC, the Office of the Comptroller of the Currency, or the OCC, and/or state banking supervisors. Such approvals are time-consuming to obtain, require the submission of extensive information regarding the acquiring company and investors, and are subject to considerations of safety and soundness, management capabilities and public convenience and needs, among others. We may not receive any such required approvals or we may not receive them in a timely manner, including as a result of factors or matters beyond our control.

Satisfying any requirements of banking supervisors may delay the date of our completion of our initial business combination beyond the required time frame (June 22, 2020). If we fail to complete our initial business combination within the required time frame we will be forced to liquidate.

In addition, if any person or group of persons deemed to be “acting in concert” directly or indirectly acquires more than 10% (or, in some cases, more than 5%) of any class of our voting stock, the appropriate bank regulatory authority may undertake an extensive background investigation of such persons in connection with our application to acquire a bank. Such person (if a company) also may be required by the Federal Reserve either to apply to become a bank holding company itself or to execute passivity commitments to evidence that it is, and will remain, a non-controlling investor.

We will be subject to significant government regulation if we acquire a banking organization.

Following the acquisition of a banking organization, we and our subsidiary bank would operate in a highly regulated environment and would be subject to supervision and regulation by a number of governmental agencies, including one or more of the Federal Reserve, the OCC, the FDIC, and the Consumer Financial Protection Bureau and/or state banking supervisors. The statutes establishing these agencies and the regulations adopted by them, which are generally intended to provide protection for depositors and customers rather than for the benefit of stockholders, govern a comprehensive range of matters relating to:

•	the ownership and control of stockholders;
•	acquisition of other companies and businesses;
•	permissible investments and activities we may engage in;
•	maintenance of adequate capital levels;
•	sales practices;
•	anti-money laundering requirements;
•	insolvency regime for insured depository institutions and the powers of the FDIC as receiver of insolvent insured depository institutions;
•	restrictions on dividends and distributions and repurchases of stock by banking organizations;
•	restrictions on engaging in proprietary trading and investing in or sponsoring certain investment funds
•	deposit insurance provided by the FDIC;
•	supervision and examination;
•	limitations on transactions between banks and their affiliates;
•	requirements of depository institutions to meet the credit needs of their local communities; and
•	enforcement actions and civil and criminal penalties for violations of banking statutes and regulations.

Banking supervisors possess broad authority to prevent or remedy unsafe or unsound practices or violations of law and to require robust and detailed policies, procedures, and systems of risk management and legal compliance. Any failure of such policies, procedures, and systems (including actions by a banking organization prior to our acquisition of it), or any failure by us or our subsidiaries to maintain satisfactory examination ratings for any reason, could result in substantial penalties, requirements, and/or restrictions on our ability to conduct business. In addition, future legislation and government policy could adversely affect our results of operations.

If we acquire a bank and become a bank holding company, we may be required by the Federal Reserve to provide capital to the subsidiary bank should it become undercapitalized or need financial support, which could have a material adverse effect on our business, financial condition and results of operations to the detriment of our investors.

As a matter of policy, the Federal Reserve expects a bank holding company to act as a source of financial and managerial strength to a subsidiary bank and to commit resources to support such subsidiary bank. Dodd-Frank codified the Federal Reserve’s policy on serving as a source of financial strength. Under the “source of strength” doctrine, the Federal Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to a subsidiary bank. A capital injection may be required at times when the holding company may not have the resources to provide it and therefore may require the holding company to borrow the funds or raise capital. Any loans by a holding company to its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company’s bankruptcy, the bankruptcy trustee will assume any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank. Moreover, bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the institution’s general unsecured creditors, including the holders of its note obligations. Thus, if we become a bank holding company and need to borrow funds to make a required capital injection, such borrowing may be difficult to obtain and expensive and could have a material adverse effect on our business, financial condition and results of operations.

In addition, under the Federal Deposit Insurance Act, a holding company of a bank subsidiary that becomes undercapitalized is required to guarantee the capital restoration plan of the bank in order for such plan to be accepted by the bank’s primary federal regulator. The holding company’s aggregate liability under such guarantee is capped at the lesser of 5% of the bank’s assets at the time it became undercapitalized or the amount necessary to bring the subsidiary into compliance with applicable capital standards. Thus, if the bank subsidiary defaults under the plan, the holding company may be required to contribute capital to the bank up to the limits of the guarantee.

If we were to acquire a business in segments of the financial services industry, such as banking, which are subject to minimum capitalization requirements, the structure and size of the potential business combination, including our use of debt, may be impacted, the pool of potential target businesses may be limited and our ability to complete a business combination within the requisite time period may be adversely affected.

Banking organizations generally are subject to extensive capital requirements as are certain other segments of the financial services industry. Any debt used in the completion of a business combination may adversely affect the potential target businesses’ ability to satisfy capital requirements in certain regulated segments of the financial services industry. If we were to acquire a business in segments of the financial services industry which are subject to minimum capitalization requirements, such as the banking industry, the structure and size of the potential business combination, including our use of debt, may be impacted, the potential pool of target businesses may be limited and our ability to complete a business combination within the requisite time period may be adversely affected. Therefore, our ability to incur debt in connection with a business combination with a banking organization will be more limited than in connection with a business combination with a company in an unregulated industry.

If we were to acquire a banking organization, our ability to pay dividends or repurchase shares of our common stock will be subject to restrictions under applicable banking laws and regulations.

Our ability to pay dividends or repurchase shares of our common stock will depend, in part, on the ability of any subsidiary bank that we acquire to pay dividends to us. Dividend payments by banks are generally subject to limits based on net income and capital surplus, and payments in excess of these limits require regulatory approval. The ability of a bank to pay dividends or repurchase capital stock is also restricted by the requirement that it maintain adequate levels of regulatory capital. Bank holding companies are also limited in their ability to pay dividends and repurchase capital stock under regulations and guidance issued by the Federal Reserve. The federal bank regulatory agencies also have the authority to prohibit a bank or bank holding company from engaging in unsafe or unsound practices, and the payment of dividends or the repurchase of stock could be deemed an unsafe or unsound practice depending on the financial condition or supervisory status of the institution. State banking regulators often have similar powers. Thus, if we were to acquire a banking organization, our ability to pay dividends or repurchase shares of our common stock will be subject to significant limitations.

Additional Risks Related to Our Business

Past performance by our management team, may not be indicative of future performance of an investment in the Company.

Past performance by our management team, is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to locate a suitable candidate for our initial business combination. You should not rely on the historical record of our management team’s performance as indicative of our future performance of an investment in the company or the returns the company will, or is likely to, generate going forward.

We may seek acquisition opportunities in industries or sectors which may or may not be outside of our management’s area of expertise.

We will consider a business combination outside of our management’s area of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors in our initial public offering than a direct investment, if an opportunity were available, in a business combination candidate. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any stockholders who choose to remain stockholders following our business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.20 per share on the liquidation of our trust account and our warrants will expire worthless.

We may seek acquisition opportunities with a financially unstable business or an entity lacking an established record of revenue or earnings, which could subject us to volatile revenues or earnings or difficulty in retaining key personnel.

To the extent we complete our initial business combination with a financially unstable business or an entity lacking an established record of revenues or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include volatile revenues or earnings and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion from an independent investment banking firm or from an independent accounting firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we complete our business combination with an affiliated entity or our board cannot independently determine the fair market value of the target business or businesses, we are not required to obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy solicitation or tender offer materials, as applicable, related to our initial business combination.

We may issue additional common stock or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon the conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. Any such issuances would dilute the interest of our stockholders and likely present other risks.

Our amended and restated certificate of incorporation authorizes the issuance of up to 100,000,000 shares of Class A common stock, par value $0.0001 per share, 15,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. We have 84,475,000 and 11,118,750  authorized but unissued shares of Class A common stock and Class B common stock, respectively, available for issuance, which amount does not take into account the shares of Class A common stock reserved for issuance upon exercise of any outstanding warrants or the shares of Class A common stock issuable upon conversion of Class B common stock. There are no shares of preferred stock issued and outstanding. Shares of Class B common stock will automatically convert into shares of our Class A common stock at the time of our initial business combination initially at a one-for-one ratio but subject to adjustment as set forth herein, including in certain circumstances in which we issue Class A common stock or equity-linked securities related to our initial business combination.

We may issue a substantial number of additional shares of common or preferred stock to complete our initial business combination (including pursuant to a specified future issuance) or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. The issuance of additional shares of common or preferred stock:

•	may significantly dilute the equity interest of investors;
•	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;
45

•	could cause a change of control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and
•	may adversely affect prevailing market prices for our units, Class A common stock and/or warrants.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.20 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.20 per share on the liquidation of our trust account and our warrants will expire worthless.

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct.

These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

In addition, the officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with the company after the completion of our business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the completion of our business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our business combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company, which could, in turn, negatively impact the value of our stockholders’ investment in us.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in several other business endeavors for which he may be entitled to substantial compensation and our officers are not obligated to contribute any specific number of hours per week to our affairs. In particular, certain of our officers and directors make investments in securities or other interests of or relating to companies in industries we may target for our initial business combination. Our independent directors also serve as officers or board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination. For a complete discussion of our officers’ and directors’ other business affairs, please see Item 10 of this Annual Report entitled “Directors, Executive Officers and Corporate Governance.”

Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our sponsor and officers and directors are, and may in the future become, affiliated with entities that are engaged in a similar business.

Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties.

Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated certificate of incorporation will provide that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

For a complete discussion of our officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see Item 10 of this Annual Report —“Conflicts of Interest” and Item 13 “Certain Relationships and Related Transactions and Director Independence.”

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor, our directors or officers, although we do not intend to do so. We do not have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

In particular, BankCap Partners (founded by Scott Reed, our President) and its affiliates also are focused on investments in the financial services industry. As a result, there may be substantial overlap between companies that would be a suitable business combination for us and companies that would make an attractive target for such other affiliates.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, officers or directors. Our directors also serve as officers and board members for other entities, including, without limitation, those described under Item 10 of this Annual Report — “Conflicts of Interest.” Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination as set forth in the section of this Annual Report entitled “Proposed Business — Selection of a Target Business and Structuring of our Initial Business Combination” and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm that is a member of FINRA, or from an independent accounting firm, regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

Since our sponsor, officers and directors will lose their entire investment in us if our business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

On August 24, 2017, our sponsor acquired an aggregate of 4,312,500 founder shares in exchange for a capital contribution of $25,000, or approximately $0.006 per share. In February 2018 our sponsor forfeited 431,250 founder shares. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares after our initial public offering. In February, 2018, our sponsor transferred 20,000 founder shares to each of our independent director nominees at their original purchase price. In June 2018 our sponsor forfeited 267,300 founder shares and our anchor investor purchased 267,300 founder shares for an aggregate purchase of $1,980, or approximately $0.007 per share.

The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor and anchor investor have purchased an aggregate of 7,760,000 private placement warrants, each exercisable for one share of our Class A common stock at $11.50 per share, for a purchase price of approximately $7,760,000, or $1.00 per warrant, that will also be worthless if we do not complete a business combination. Among the private placement warrants 7,209,560 warrants were purchased by our sponsor and 550,440 warrants were purchased by our anchor investor. Holders of founder shares have agreed (A) to vote any shares owned by them in favor of any proposed business combination and (B) not to redeem any founder shares in connection with a stockholder vote to approve a proposed initial business combination. In addition, we may obtain loans from our sponsor, affiliates of our sponsor or an officer or director. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

Although we have no commitments as of the date of this Annual Report to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including our ability to pay dividends on our common stock,

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;
•	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;
•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;
•	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;
•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;
50

•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and

•	other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of our initial public offering and the sale of the private placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The net proceeds from our public offering and the sale of the private placement warrants were approximately $159,205,000 and will be available to complete our business combination and pay related fees and expenses (which includes up to approximately $5,433,750 for the payment of deferred underwriting commissions). We may effectuate our business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. In addition, we intend to focus our search for an initial business combination in a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset, or
•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations. We do not intend to purchase multiple businesses in unrelated.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

Our management may not be able to maintain control of a target business after our initial business combination.

We may structure a business combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company complies with any applicable regulations and owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires an interest in the target sufficient for the post-transaction company not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares of Class A common stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete a business combination with which a substantial majority of our stockholders do not agree.

Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (such that we are not subject to the SEC’s “penny stock” rules). As a result, we may be able to complete our business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all shares of Class A common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

The exercise price for the public warrants is higher than in many similar blank check company offerings in the past, and, accordingly, the warrants are more likely to expire worthless.

The exercise price of the public warrants is higher than is typical in many similar blank check companies in the past. Historically, the exercise price of a warrant was generally a fraction of the purchase price of the units in the initial public offering. The exercise price for our public warrants is $11.50 per share. As a result, the warrants are less likely to ever be in the money and more likely to expire worthless.

In order to effectuate our initial business combination, we may seek to amend our amended and restated certificate of incorporation or other governing instruments, including our warrant agreement, in a manner that will make it easier for us to complete our initial business combination but that our stockholders or warrant holders may not support.

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreement. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, changed industry focus and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. We cannot assure you that we will not seek to amend our charter or other governing instruments or change our industry focus in order to effectuate our initial business combination.

The provisions of our amended and restated certificate of incorporation that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of holders of 65% of our common stock, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation and the trust agreement to facilitate the completion of an initial business combination that some of our stockholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by a certain percentage of the company’s stockholders. In those companies, amendment of these provisions requires approval by between 90% and 100% of the company’s public stockholders. Our amended and restated certificate of incorporation will provide that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of our initial public offering and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of 65% of our common stock entitled to vote thereon, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our common stock entitled to vote thereon. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. Our initial stockholders, who collectively beneficially own 20% of our common stock (assuming they do not purchase any additional common stock), will participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination on or prior to June 22, 2020, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, divided by the number of then outstanding public shares. These agreements are contained in a letter agreement that we have entered into with our sponsor, officers and directors. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds of our initial public offering and the sale of the private placement warrants will be sufficient to allow us to complete our initial business combination, because we have not yet identified any prospective target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our initial public offering and the sale of the private placement warrants prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.20 per share plus any pro rata interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes on the liquidation of our trust account and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination. If we are unable to complete our initial business combination, our public stockholders may only receive approximately $10.20 per share on the liquidation of our trust account, and our warrants will expire worthless.

Our initial stockholders may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Our initial stockholders own shares representing 20% of our issued and outstanding shares of common stock (assuming they do not purchase any additional common stock). Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation and approval of major corporate transactions. If our initial stockholders purchase any additional shares of common stock in the aftermarket or in privately negotiated transactions, this would increase their control. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, our board of directors, whose members were elected by our initial stockholders, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the completion of our business combination.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 65% of the then outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of shares of our Class A common stock purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 65% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 65% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash, shorten the exercise period or decrease the number of shares of our Class A common stock purchasable upon exercise of a warrant.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we give proper notice of such redemption and provided certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the private placement warrants will be redeemable by us so long as they are held by the sponsor or its permitted transferees.

Our warrants and founder shares may have an adverse effect on the market price of our Class A common stock and make it more difficult to effectuate our business combination.

We have issued warrants to purchase 15,525,000 shares of Class A common stock as part of the units offered in our initial public offering and, simultaneously with the closing of the initial public offering, we issued in a private placement warrants to purchase an aggregate of 7,760,000 shares of Class A common stock at $11.50 per share. Our initial stockholders currently own 3,881,250 founder shares. The founder shares will automatically convert into shares of Class A common stock on a one-for-one basis, subject to adjustment as set forth herein. In addition, if our sponsor makes any working capital loans, up to $1,500,000 of such loans may be converted into warrants, at the price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period.

To the extent we issue shares of Class A common stock to effectuate a business combination, the potential for the issuance of a substantial number of additional shares of Class A common stock upon exercise of these warrants and conversion rights could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding shares of our Class A common stock and reduce the value of the shares of Class A common stock issued to complete the business combination. Therefore, our warrants and founder shares may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

The private placement warrants are identical to the warrants sold as part of the units in our initial public offering except that, so long as they are held by our sponsor, anchor investor or their permitted transferees, (i) they will not be redeemable by us, (ii) they (including the Class A common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our sponsor until 30 days after the completion of our initial business combination and (iii) they may be exercised by the holders on a cashless basis.

The price of our securities may vary significantly and an active trading market for our securities may never develop, or if developed, it may not be sustained.

The price of our securities may vary significantly due to one or more potential business combinations and general market or economic conditions. Furthermore, an active trading market for our securities may never develop or, if developed, it may not be sustained. You may be unable to sell your securities unless a market can be established and sustained.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include target historical and/or pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the U.S., or GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (U.S.), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

We are an emerging growth company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A common stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2019. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A common stock and could entrench management.

Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

U.S. federal income tax reform could adversely affect us and holders of our units.

On December 22, 2017, President Trump signed into law H.R. 1, originally known as the “Tax Cuts and Jobs Act, “which significantly reformed the Internal Revenue Code of 1986, as amended. The new legislation, among other things, changes the U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest, allows the expensing of capital expenditures, and puts into effect the migration from a “worldwide” system of taxation to a territorial system. We continue to examine the impact this tax reform legislation may have on us. The impact of this tax reform, or any future administrative guidance interpreting provisions thereof, on holders of our units is uncertain and could be adverse. This Annual Report does not discuss any such tax legislation or the manner in which it might affect the holders of our units. We urge prospective investors to consult with their legal and tax advisors with respect to any such legislation and the potential tax consequences of investing in our units.

If we effect our initial business combination with a company with operations or opportunities outside of the U.S., we would be subject to a variety of additional risks that may negatively impact our operations.

If we effect our initial business combination with a company with operations or opportunities outside of the U.S., we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	higher costs and difficulties inherent in managing cross-border business operations and complying with different commercial and legal requirements of overseas markets;
•	rules and regulations regarding currency redemption;
•	complex corporate withholding taxes on individuals;
•	laws governing the manner in which future business combinations may be effected;
•	tariffs and trade barriers;
•	regulations related to customs and import/export matters;
•	longer payment cycles and challenges in collecting accounts receivable;
•	tax issues, such as tax law changes and variations in tax laws as compared to the U.S.;
•	currency fluctuations and exchange controls;
•	rates of inflation;
•	cultural and language differences;
•	employment regulations;
•	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters and wars;
•	deterioration of political relations with the U.S.; and
•	government appropriations of assets.

We may not be able to adequately address these additional risks. If we were unable to do so, our operations might suffer, which may adversely impact our results of operations and financial condition.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We do not own any real estate or other physical properties materially important to our operation. Our executive offices are located at the offices of our Sponsor which are located at 600 Madison Avenue, New York, NY. 10022. Our executive offices are provided to us by our sponsor. Beginning June 22, 2018, we agreed to pay our sponsor a total of up to $10,000 per month for office space, utilities and secretarial and administrative support. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings

To the knowledge of our management, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

(a)       Market Information

Our units, Class A common stock and warrants are each traded on the NASDAQ under the symbols “LFACU,” “LFAC” and “LFACW,” respectively. Our units commenced public trading on June 20, 2018. Our Class A ordinary shares and warrants began separate trading on June 29, 2018.

The following table sets forth, for the calendar quarter indicated, the high and low sales prices per Unit as reported on the NASDAQ for the period from June 20, 2018 (the first day on which Units began trading) through December 31, 2018, and for our Class A Common Stock and Warrants for the period from June 29, 2018 (the first day on which our Class A Common Stock and Warrants were traded separately) through December 31, 2018.

	Units (LFACU)		Class A Common Stock (LFAC)		Warrants (LFACW)
	High	Low	High	Low	High	Low
Year ended December 31, 2018
Quarter ended June 30, 2018[1][2]	$10.09	$9.98	$9.65	$9.60	$0.52	$0.47
Quarter ended September 30, 2018	$10.18	$10.05	$9.63	$9.56	$0.62	$0.50
Quarter ended December 31, 2018	$10.18	$10.01	$9.78	$9.56	$0.60	$0.39

[1] Beginning on June 20, 2018 with respect to LFACU

[2] Beginning on June 29, 2018 with respect to LFAC and LFACW

(b)       Holders

On December 31, 2018, there was 1 holder of record of our units, 1 holder of record of our Class A common stock, 7 holders of our Class B common stock and 5 holders of record of our warrants.

(c)       Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d)       Securities Authorized for Issuance Under Equity Compensation Plans.

None.

(e)       Recent Sales of Unregistered Securities and Use of Proceeds from Registered Securities

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

Use of Proceeds

The registration statement for the Company’s Initial Public Offering was declared effective on June 19, 2018. On June 22, 2018, the Company consummated its Initial Public Offering of 15,525,000 units (each, a “Unit” and collectively, the “Units”), including 2,025,000 Units issued pursuant to the exercise in full of the underwriters’ over-allotment option, at $10.00 per Unit, generating gross proceeds of $155.25 million, and incurring offering costs of approximately $9.3 million, inclusive of $5.4338 million in deferred underwriting commissions.

In connection with the Initial Public Offering, the Company incurred offering costs of approximately $9.3 million, inclusive of $5.4338 million in deferred underwriting commissions. Other incurred offering costs consisted principally of formation and preparation fees related to the Initial Public Offering. The Sponsor and its affiliate had agreed to loan the Company up to $500,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note. This loan was non-interest bearing and became payable upon the completion of the Initial Public Offering. The Company fully repaid the loan from the proceeds of the Initial Public Offering not being placed in the Trust Account on June 22, 2018.

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

   (f) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

No

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion And Analysis

References to “we”, “us”, “our” or the “Company” are to LF Capital Acquisition Corp., except where the context requires otherwise. The following discussion should be read in conjunction with our condensed financial statements and related notes thereto included elsewhere in this report.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

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

On June 22, 2018, we consummated the Initial Public Offering of 15,525,000 Units, including 2,025,000 Units issued pursuant to the exercise in full of the underwriters’ over-allotment option, at $10.00 per Unit, generating gross proceeds of $155.25 million, and incurring offering costs of approximately $9.3 million, inclusive of $5.4338 million in deferred underwriting commissions.

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

If we are unable to complete a Business Combination on or prior to June 22, 2020, or the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding Public shares which redemption will completely extinguish public stockholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and our board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of our company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law.

Results of Operations

Our entire activity since inception up to June 20, 2018 was in preparation for our Initial Public Offering, and since the offering, our activity has been limited to the search for a prospective initial Business Combination, and we will not be generating any operating revenues until the closing and completion of our initial Business Combination. Going forward, we expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2018, we had net income of approximately $593,000, which consisted of approximately $1.7 million in interest earned on investments and marketable securities held in the Trust Account, offset by approximately $586,000 in general and administrative costs, $199,000 in franchise tax expense, and approximately $311,000 in income tax expense.

For the period from June 29, 2017 (inception) through December 31, 2017, we had net loss of approximately $123,000, which consisted solely of general and administrative costs.

Liquidity and Capital Resources

As of December 31, 2018, we had approximately $197,000 in our operating bank accounts, and working capital deficit of approximately $75,000.

Through December 31, 2018, our liquidity needs have been satisfied through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the founder shares to the Sponsor, loans from the Sponsor, and the proceeds from the consummation of the Private Placement not held in Trust Account, and interest earned and released from the Trust Account of approximately $325,000 to pay for our tax obligations. We fully repaid the loan from the proceeds of the Initial Public Offering not being placed in the Trust Account on June 22, 2018.

On March 4, 2019, the Company issued a convertible note (“Convertible Note”) to the Sponsor, pursuant to which the Sponsor agreed to provide a Working Capital Loan to the Company of up to $1.5 million. The Company was provided $400,000 in loan proceeds on March 4, 2019 pursuant to the Convertible Note. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants.

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

The founder shares will automatically convert into Class A common stock upon the consummation of a Business Combination on a one-for-one basis, subject to adjustment. The initial stockholders agreed not to transfer, assign or sell any of their founder shares until the earliest of  (a) one year after the completion of the initial Business Combination, (b) subsequent to the initial Business Combination, if the last reported sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (C) following the completion of the initial Business Combination, such future date on which we complete a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of our public stockholders having the right to exchange their common stock for cash, securities or other property.

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

Office Space and Related Support Services

We agreed, commencing on the effective date of the Initial Public Offering in June 2018 through the earlier of our consummation of a Business Combination and our liquidation, to pay our Sponsor a monthly fee of $10,000 for office space, utilities and secretarial and administrative support. We incurred approximately $60,000 in fees related to this service during the year ended December 31, 2018 in the accompanying Statements of Operations.

Board Member Agreement

In September 2017, we entered into an agreement with one of our board members, pursuant to which the board member will be paid a cash fee of $150,000 per annum in exchange for his service. The agreement was effective as of October 1, 2017 and will last until the earlier of December 2019 or the closing of the initial Business Combination. We incurred approximately $150,000 and $50,000 in fees related to this service during the year ended December 31, 2018 and for the period from June 29, 2017 (inception) through December 31, 2017 in the accompanying Statements of Operations.

Promissory Note - Related Party

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us Working Capital Loans. There were no Working Capital Loans outstanding as of December 31, 2018.

On March 4, 2019, the Company issued the Convertible Note to the Sponsor, pursuant to which the Sponsor agreed to provide a Working Capital Loan to the Company of up to $1.5 million. The Company was provided $400,000 in loan proceeds on March 4, 2019 pursuant to the Convertible Note. The Convertible Note does not bear interest and our Sponsor has agreed to waive all unpaid principal under the Convertible Note until the earlier of June 22, 2020 and the consummation of the initial business combination. Our Sponsor will have the option to convert any amounts outstanding under the Convertible Note, up to $1.5 million in the aggregate, into warrants of the post-business combination entity to purchase Class A ordinary shares at a conversion price of $1.00 per warrant. The terms of such warrants will be identical to the private placement warrants, including that each such warrant will entitle the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to the same adjustments applicable to the private placement warrants. Under the Convertible Note, our Sponsor has waived any and all right, title, interest or claim of any kind in or to any distribution of or from the Trust Account, including any right to seek recourse, reimbursement, payment or satisfaction for any claim against the Trust Account.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2018 and December 31, 2017, 14,500,444 and -0- shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of December 31, 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Item 7A. Quantitative And Qualitative Disclosures About Market Risk

As of December 31, 2018, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, were invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we do not believe that there will be an associated material exposure to interest rate risk.

Item 8. Financial Statements And Supplementary Data

This information appears following Item 15 of this Report and is incorporated herein by reference.

Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

None.

Item 9A. Controls And Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2018, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Management’s Report on Internal Control Over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the Commission for newly public companies.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On March 4, 2019, the Company issued the Convertible Note to the Sponsor, pursuant to which the Sponsor agreed to provide a Working Capital Loan to the Company of up to $1.5 million. The Company was provided $400,000 in loan proceeds on March 4, 2019 pursuant to the Convertible Note. The Working Capital Loan would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

As of the date of this Annual Report, our officers and directors will be as follows:

Name	Age	Position
Baudouin Prot	73	Chairman of the Board
Philippe De Backer	62	Chief Executive Officer and Director
Scott Reed	48	President, Chief Financial Officer and Director
Elias Farhat	53	Director
Gregory P. Wilson	66	Director
Djemi Traboulsi	51	Director
James Erwin	74	Director
Karen Wendel	61	Director

Baudouin Prot has been a Director since October 2017 and was appointed Chairman of the Board in February 2018. Mr. Prot served as the Chairman of BNP Paribas SA, one of the largest banks in the world, from June 2011 to December 2014. Previous to that Mr. Prot served as a member of the Board at BNP Paribas SA from June 2000 to June 2011 prior to his appointment as Chairman of the Board. Mr. Prot served as the Chief Executive Officer and President of BNP Paribas SA from June 2003 to June 2011. Between 2003 and 2014 the French bank tripled its shareholders’ equity (from €25.7B to €77.1B), doubled revenues (from €18B to €39B) and doubled headcount (from 89,000 to 185,000 employees). During his tenure as Chairman and CEO of BNP Paribas, implemented a successful expansion strategy in the U.S. via its U.S.-based subsidiary, BancWest, including: (i) $1.2B acquisition of Community First Bankshares, Inc.; (ii) $1.36B acquisition of Commercial Federal Corporation and (3) $245M acquisition of USDB Bancorp. Mr. Prot served as Chief Operating Officer at BNP Paribas SA from 1996 to 2003. Early in his career, Mr. Prot was at the French Treasury, from 1976 to 1980. Mr. Prot had the rank of inspecteur des finances in the French Ministry of Finance and the Ministry of industry until 1983. Mr. Prot joined Banque Nationale de Paris in 1983 where he served in various positions until 2014, including Executive Vice-President and Chief Executive Officer. Mr. Prot currently serves as an Independent Director of Veolia Environment, S.A. (EPA: VIE), Kering SA (EPA: KER), Foncia Group S.A. and BGL BNP Paribas S.A. Mr. Prot previously served as an Independent Director of Lafarge S.A., and as a Director of Erbe SA (Belgium) and Pargesa. Mr. Prot previously served as Chairman of Association Francaise des Banques. Mr. Prot was named “Financier of the Year” for the successful integration of BNL in 2006 and again in 2009. Mr. Prot was the recipient of the Foreign Policy Association award (USA) for “Corporate Social Responsibility” in 2007.

Mr. Prot was named “Strategist of the Year” by the financial daily newspaper La Tribune for the integration of the Fortis in 2009. In 2010, the Institutional Investor magazine named Mr. Prot “Best European Banking CEO”. Mr. Prot has been named Officer of the Legion of Honor and Officer of the National Order of Merit. Mr. Prot is an alumnus of the HEC Business School where he received an MBA in 1972 and the National School of Administration (ENA) from where he graduated in 1976.

Philippe De Backer has been a Director and our Chief Executive Officer since October 2017. Mr. De Backer is a Co-Founder and Chairman of Clearly, a native integrated digital bank. Mr. De Backer has worked since 1992 with Bain & Company, a leading global consulting firm, in various roles in the financial services sector in all segments of banking and capital markets. Mr. De Backer served as an Advisory Partner at Bain & Company from January 2016 until August 2017. Previously, Mr. De Backer was the Senior Partner in charge of Bain & Company’s Global Financial Services Group from 2010 to 2015 and the Managing Director in charge of Bain & Company’s European Financial Services Group from 2004 to 2007. Mr. De Backer’s experience includes all facets of strategy and development, ranging from corporate strategy to operations improvement. In particular, Mr. De Backer has extensive personal experience in mergers and acquisitions while working with client banks on repeated acquisitions in numerous different geographies. Prior to joining Bain & Company, Mr. De Backer was the CEO of ADB, an electronics company which is part of the Siemens Group from 1983 to 1988. This CEO role provided Mr. De Backer extensive experience in high-tech particularly in the field of artificial intelligence. Following Mr. De Backer’s service at ADB he was the Managing Partner at Carre Orban & Partners (later Korn Ferry) (NYSE: KFY), a European based consultancy firm from 1988 to 1993 as well as the Head of Organizational practice from 1989 to 1993. Mr. De Backer has co-authored four books on management which include Maximum Leadership, Go East, Management Audit and most recently Reinvent Retail Banking. Mr. De Backer has authored many articles in specialized financial services publications and is a frequent keynote speaker at global business conferences. Mr. De Backer is a graduate of Colgate University where he received a Bachelor of Arts in economics with high honors, magna cum laude and Phi Beta Kappa. Mr. De Backer also holds an MBA from the Amos Tuck School at Dartmouth College.

Scott Reed has been a Director and our President and Chief Financial Officer since October 2017. Mr. Reed is the co-founder of BankCap Partners, a private equity firm that focuses on investments in the U.S. commercial banking space, and has served as a Partner and Director of BankCap Partners since May 2006. Mr. Reed has over 20 years in the financial services and strategic consulting industries. As a Partner at BankCap, Mr. Reed focuses on transaction sourcing, structuring and processing, capital raising activities and oversight of BankCap’s portfolio investments. Mr. Reed began his career as a derivatives trader at Swiss Bank Corporation from 1992 to 1995. Mr. Reed worked as a consultant at Bain & Company from 1997 to 2000. Mr. Reed was an investment banker in the Financial Institutions Group at Bear Stearns from 2000 to 2002. Prior to founding BankCap, Mr. Reed was Senior Vice President, Director of Corporate Strategy and Planning of Carreker Corporation, a financial technology company based in Dallas. Mr. Reed is a graduate of the University of Virginia with a B.S. in Commerce and a B.A. in History. Mr. Reed received his MBA from the Amos Tuck School at Dartmouth College, where he was an Edward Tuck Scholar. Mr. Reed currently serves as a director of Silvergate Capital Corporation, Vista Bancshares and InBankshares Corporation (as well as a director of each of the three institutions’ underlying commercial banks) and previously served as a director of Xenith Bankshares and the institutions underlying commercial bank.

Elias Farhat has served as a member of our Board of Directors since August 2017. Mr. Farhat is the Chief Strategy Officer for Candriam Investors Group, an asset management company with over $120 billion under management and has served in this role since October 2016. He is also member of Candriam’s Group Strategy Committee and of its Executive Committee. From 2003 to 2016, Mr. Farhat was a Partner of Capital E, a private equity and real estate firm, and held several board and advisory positions at portfolio companies with ties to Capital E. Mr. Farhat was also the Founder and Managing Partner of Velocity Advisors, a Private Equity advisory which sourced and structured transactions on behalf of institutional investors. From 1990 to 2002, Mr. Farhat was Vice President and Partner at Bain & Company where he spent 12 years as a management consultant across Europe, the US and Latin America. At Bain, Mr. Farhat has advised boards, CEOs and senior management of Fortune 1000 companies as well as several buyout funds on a broad range of strategic, operational, financial and organizational issues. He has led Bain’s Private Equity Group activities in the Southern US region and was involved in its Investment Committee. Mr. Farhat currently serves as a Director of Lakeside Advisors. Mr. Farhat previously served as a Director of Huron Inc. and CBI. Mr. Farhat is a graduate of Ecole Supérieure des Sciences Economiques et Commerciales (ESSEC) in Paris.

Gregory P. Wilson has served as a member of our Board of Directors since October 2017. Mr. Wilson has served since January 2006 as Founder and President of Gregory P. Wilson Consulting, a consulting firm focused on policy and regulatory reform efforts since the financial crisis, including implementation of the Dodd-Frank Act and international financial regulatory developments. Mr. Wilson served as a Senior Adviser to the Bipartisan Policy Center’s Financial Regulatory Reform Initiative as well as the Financial Services Roundtable (FSR) and its Chief Risk Officer Council. He was Co-Director of the FSR’s Blue Ribbon Commission on Financial Competitiveness in 2007. Mr. Wilson served on the International Institute of Finance’s Special Committee on Effective Regulation, and he has been a past lecturer at the National Defense University’s Industrial College of the Armed Services (ICAS). From January 2015 to April 2018, Mr. Wilson served as an independent director of the Atlantic Trust Company, N.A., based in Atlanta, Georgia, a wholly-owned subsidiary of the Canadian Imperial Bank of Commerce (NYSE: CM) (CIBC). Mr. Wilson also served on the Board of Advisers to the American Association of Bank Directors.

Previously, Mr. Wilson was an Expert Principal and Senior Adviser at McKinsey & Company in its financial services practice based in Washington, D.C. During almost twenty-five years at McKinsey, Mr. Wilson served both private sector and numerous public sector clients around the world, including central bankers, ministers of finance, and financial regulators on issues of financial crisis management, regulatory reform, financial sector restructuring, and financial center competitiveness. Prior to joining McKinsey in 1989, Mr. Wilson served Secretaries of the Treasury James A. Baker III and Nicholas F. Brady as their Deputy Assistant Secretary for Financial Institutions Policy from 1986 to 1989, where he focused on resolving the savings and loan crisis and developing regulatory reforms.

Mr. Wilson has authored or co-authored numerous books, including Managing to the New Regulatory Reality — Doing Business under the Dodd-Frank Act, Dangerous Markets: Managing in Financial Crises, and has been a frequent contributor to the American Banker, the McKinsey Quarterly, and other publications. Mr. Wilson graduated magna cum laude from Ohio Wesleyan University in 1974 with a B.A. in history as well as politics and government.

Djemi Traboulsi has served as a member of our Board of Directors since November 2017. Djemi Traboulsi is President of Capital E Advisors, Capital E Private Equity Group’s US research arm. Mr. Traboulsi has been active in the firm’s private equity business since 2002. He currently serves on boards and advisory boards of companies with ties to Capital E. From 1991 to 2001, Mr. Traboulsi was Managing Director of Kenmar International, where he was instrumental in helping develop the firm’s alternative investment group. Prior to 1991, Mr. Traboulsi held various M&A and Corporate Finance positions with Mabon, Nugent & Co. in New York. Mr. Traboulsi holds a B.A. in Business Administration from the American University of Paris, and he has attended the Leonard N. Stern School of Business at New York University.

James Erwin has served as a member of our Board of Directors since November 2017. Jim Erwin has been a Managing Partner in Erwin, Graves & Associates, L.P. (now Erwin, Graves & Jones, L.P.) since its founding in 2001. In this role he has participated in the organization, capitalization and direction of several private and public companies. Prior to 2001 he had a 30-year distinguished career in banking and finance.

In 2007 Mr. Erwin was an organizer and a lead investor in First Private Bank of Texas which opened for business with $30 million initial capital on May 1, 2007. He continued active involvement as a director of First Private until its sale to IberiaBank in 2014 and remained on advisory board of IberiaBank Texas until 2016. He also currently serves as a member of the investment advisory committee of Teakwood Capital and on the Advisory Board of CrossFirst Bank of Texas.

Previously he served as a director of Trammell Crow Company from its IPO in 1997 until its sale to CB Richard Ellis Co. in December, 2006 and was a director of Carreker Corporation from May 2001 until its sale to CheckFree, Inc. in April, 2007. His involvement on these boards included serving as lead director and chairman of audit, compensation, governance and nominating committees. He previously served as a director of Texas Capital Bancshares from May, 2001 to May, 2005 including active involvement in its IPO during this period and he also served on the boards of Select Payment Processing, Inc. and DeviceFidelity, Inc.

Mr. Erwin retired from Bank of America in June, 2000 after a career that began at First National Bank in Dallas in 1970 and continued through a series of acquisitions and mergers to conclude with his role as Vice Chairman Texas and Senior Client Executive Southwest for Bank of America. His experience spans a diverse range of domestic and international banking and corporate finance and executive management including four years of living and working in London and responsibilities that included: London Branch Manager; chief financial officer of First National Bank in Dallas; chairman of the London merchant bank, First Dallas, Ltd; president and director of InterFirst Bank Dallas; vice chairman and director of FirstRepublic Bank; and Head of Operations and Technology for NationsBank Corporation.

Mr. Erwin has a B.S. degree in Industrial Engineering from the University of Oklahoma (May 1967) and an M.B.A. from The University of Texas at Austin (May, 1969). Prior to his career in banking he was a Project Engineer for Shell Oil Company in Houston and Assistant to the President of National Western Life Insurance Company in Austin. He also has an extensive civic service record, including serving as Chairman of the Dallas Regional Chamber of Commerce and The Dallas Opera, on the Board of the Dallas Foundation, and on the Board of Visitors of the University of Oklahoma College of Engineering. He continues to serve on the Finance and Audit Committee of the Dallas Regional Chamber and on the Board of Trustees of The Dallas Opera.

Karen Wendel has served as a member of the Board of Directors since November 2017. Ms. Wendel has served since March 2016 as Founder and Chief Executive Officer of Trust Chains, a cybersecurity consulting firm. Ms. Wendel served as the Chief Executive Officer and board member of IdenTrust from May 2003 to February 2016, a global identity solutions company, from 2003 – 2016. Ms. Wendel led IdenTrust through a major transformation in a complex, fragmented market. In her corporate and board roles during her 13 years at IdenTrust, Ms. Wendel was instrumental in the corporate strategy for growth through mergers, capital restructuring and technical due diligence associated with integrated acquired companies, successfully completing and delivering an exit for IdenTrust’s investors.

Prior to IdenTrust, Ms. Wendel was Chief Executive Officer and a board member for eFinance Corporation from 2001 – 2003. Ms. Wendel led the strategic planning, market positioning and execution tactics for eFinance and delivered an exit for her investors. Ms. Wendel is a former partner at the Capital Markets Company (CAPCO), a Belgium-based consulting firm. Ms. Wendel is the former head of the U.S. Financial Services Practice at Gemini Consulting. Ms. Wendel has expertise in Cyber Security, Identity Solutions, Security Regulations, ISO Global Standards, e-Commerce, e-Healthcare, PKI Digital Certificates and Blockchain. Ms. Wendel is an author on financial management, payments and supply chain integration; an advisor to U.S. government agencies and the European Union on emerging technologies for payments and transaction processing; and a keynote speaker at major international banking conferences. Ms. Wendel earned degrees in International Relations and Economics from Brigham Young University.

Number and Terms of Office of Officers and Directors

We have eight directors. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. The term of office of the first class of directors, consisting of James Erwin and Karen Wendel, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Gregory Wilson, Scott Reed and Philippe De Backer will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Baudouin Prot, Djemi Traboulsi and Elias Farhat, will expire at the third annual meeting of stockholders. We may not hold an annual meeting of stockholders until after we consummate our initial business combination.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chairman of the Board, Chief Executive Officer, President, Chief Financial Officer, Vice Presidents, Secretary, Treasurer and such other offices as may be determined by the board of directors.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee. Subject to phase-in rules and a limited exception, the rules of NASDAQ and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and the rules of NASDAQ require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

We have established an audit committee of the board of directors. Mr. James Erwin, Ms. Karen Wendel and Mr. Gregory P. Wilson will serve as members of our audit committee. Under the NASDAQ listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent.

Each member of the audit committee is financially literate. Our board of directors has determined that Mr. Gregory P. Wilson qualifies as an “audit committee financial expert” as defined in applicable SEC rules, and he currently serves as audit committee chair.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

•	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;
•	pre-approving all audit and permitted non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;
•	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;
•	setting clear hiring policies for employees or former employees of the independent auditors;
•	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

•	obtaining and reviewing a report, at least annually, from the independent auditors describing (i) the independent auditor’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;
•	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and
•	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the board of directors. Mr. James Erwin, Ms. Karen Wendel and Mr. Gregory P. Wilson will serve as members of our compensation committee. Under the NASDAQ listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

•	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;
•	reviewing and approving on an annual basis the compensation of all of our other officers;
•	reviewing on an annual basis our executive compensation policies and plans;
•	implementing and administering our incentive compensation equity-based remuneration plans;
•	assisting management in complying with our proxy statement and annual report disclosure requirements;
•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;
•	if required, producing a report on executive compensation to be included in our annual proxy statement; and
•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, other than the $10,000 per month administrative fee payable to our sponsor and reimbursement of expenses and our agreement with Baudouin Prot to pay Mr. Baudouin Prot $12,500 per month until the earlier of December 2019 and the closing of our initial business combination, no compensation of any kind, including finders, consulting or other similar fees, will be paid by us to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of a business combination.

Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The charter provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by NASDAQ and the SEC.

Director Nominations

We do not have a standing nominating committee. In accordance with Rule 5605(e)(2) of the NASDAQ Rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our bylaws.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more officers serving on our board of directors.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. We have filed a copy of our Code of Ethics as an exhibits to our registration statement in connection with our initial public offering. You may review our Code of Ethics by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us.

Conflicts of Interest

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present business combination opportunities to such entity. Accordingly, in the future, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We do not believe, however, that any fiduciary duties or contractual obligations of our officers arising in the future would materially undermine our ability to complete our business combination. Our amended and restated certificate of incorporation will provide that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Our sponsor, officers and directors may become involved with subsequent blank check companies similar to our company, although they have agreed not to participate in the formation of, or become an officer or director of, any other blank check company (other than any such positions held on the date of our initial public offering) until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination on or prior to June 22, 2020. Potential investors should also be aware of the following other potential conflicts of interest:

•	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.
•	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

•	Our initial stockholders have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the consummation of our initial business combination. Additionally, our initial stockholders have agreed to waive their redemption rights with respect to any founder shares held by them if we fail to consummate our initial Business combination on or prior to June 22, 2020. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement warrants held in the trust account will be used to fund the redemption of our public shares, and the private placement warrants will expire worthless. With certain limited exceptions, the founder shares will not be transferable, assignable by our sponsor until the earlier of: (A) one year after the completion of our initial business combination or (B) subsequent to our initial business combination, (x) if the last sale price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. With certain limited exceptions, the private placement warrants and the Class A common stock underlying such warrants, will not be transferable, assignable or salable by our sponsor or its permitted transferees until 30 days after the completion of our initial business combination. Since our sponsor and officers and directors may directly or indirectly own common stock and warrants following our initial public offering, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.
•	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.
•	Our sponsor, officers or directors may have a conflict of interest with respect to evaluating a business combination and financing arrangements as we may obtain loans from our sponsor or an affiliate of our sponsor or any of our officers or directors to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period.

The conflicts described above may not be resolved in our favor.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

•	the corporation could financially undertake the opportunity;
•	the opportunity is within the corporation’s line of business; and
•	it would not be fair to our company and its stockholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Furthermore, our amended and restated certificate of incorporation provides that the doctrine of corporate opportunity will not apply with respect to any of our officers or directors in circumstances where the application of the doctrine would conflict with any fiduciary duties or contractual obligations they may have.

Below is a table summarizing the entities to which our executive officers, directors and director nominees currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
Scott Reed	Silvergate Capital Corporation	Bank	Director
Scott Reed	Vista Bancshares	Bank	Director
Scott Reed	InBankshares Corporation	Bank	Director
Elias Farhat	Equity Partners Candriam	Private Equity Firm	Partner
Elias Farhat	Investors Group	Asset Manager	Chief Strategy Officer
Baudouin Prot	Veolia Environment, S.A.	BGL BNP Paribas S.A	Director
Baudouin Prot	Kering SA	Luxury Goods	Director
Baudouin Prot	Eoncia Group S.A.	Property Management	Director
Baudouin Prot	BGL BNP Paribas S.A	Bank	Director

Accordingly, if any of the above executive officers, directors or director nominees becomes aware of an initial business combination opportunity which is suitable for any of the above entities to which he or she has current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity, and only present it to us if such entity rejects the opportunity.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with such a company, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA, or from an independent accounting firm, that such an initial business combination is fair to our company from a financial point of view.

In the event that we submit our initial business combination to our public stockholders for a vote, our initial stockholders have agreed to vote any founder shares held by them and any public shares purchased during or after the offering in favor of our initial business combination and our officers and directors have also agreed to vote any public shares purchased during or after the offering in favor of our initial business combination.

Limitation on Liability and Indemnification of Officers and Directors

Our amended and restated certificate of incorporation provides that our officers and directors will be indemnified by us to the fullest extent authorized by Delaware law, as it now exists or may in the future be amended. In addition, our amended and restated certificate of incorporation provides that our directors will not be personally liable for monetary damages to us or our stockholders for breaches of their fiduciary duty as directors, unless they violated their duty of loyalty to us or our stockholders, acted in bad faith, knowingly or intentionally violated the law, authorized unlawful payments of dividends, unlawful stock purchases or unlawful redemptions, or derived an improper personal benefit from their actions as directors.

We have entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated certificate of incorporation. Our bylaws also will permit us to secure insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit such indemnification.

We have purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

These provisions may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the directors’ and officers’ liability insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Item 11. Executive Compensation

With the exception of Baudouin Prot, none of our officers or directors has received any cash compensation for services rendered to us. We have agreed to pay our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. No compensation of any kind, including finder’s and consulting fees, will be paid to our sponsor, officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of our initial business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates. Our Sponsor will continue to pay Mr. Baudouin Prot $12,500 per month until the earlier of December 2019 and the closing of our initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership Of Certain Beneficial Owners And Management And Related Shareholder Matters

The following table sets forth information available to us regarding the beneficial ownership of our common stock as of March 1, 2019, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
•	each of our executive officers and directors that beneficially owns shares of our common stock; and
•	all our executive officers and directors as a group. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Annual Report.

On August 24, 2017, our sponsor acquired 4,312,500 founder shares in exchange for a capital contribution of $25,000, or approximately $0.006 per share. In February 2018 our sponsor forfeited 431,250 founder shares. In February 2018, our sponsor transferred 20,000 founder shares to each of our Independent director nominees at their original purchase price. In June 2018 the sponsor forfeited 267,300 founder shares and the anchor investor purchased 267,300 founder shares for an aggregate purchase price of $1,980.

The following table presents the number of shares and percentage of our common stock owned by our initial stockholders.

	After Offering
Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Approximate Percentage of Outstanding Common Stock(2)
Level Field Capital, LLC(3)	3,578,250	18.4%
Baudouin Prot	—	*
Philippe De Backer	—	*
Scott Reed	—	*
Elias Farhat(3)	3,578,250	18.4%
Gregory P. Wilson	20,000	*
James Erwin	20,000	*
Djemi Traboulsi(3)	3,578,250	18.4%
Karen Wendel	20,000	*
All executive officers and directors as a group (8 individuals)	3,638,250	18.7%
Basso Spac Fund LLC(4)	984,046	6.3%
Blackrock, Inc.(5)	1,215,000	7.8%
Hawkeye Capital Master(6)	1,100,000	7.1%
Oxford Asset Management LLP(7)	940,000	6.05%
Weiss Asset Management LP(8)	1,056,625	6.81%
AQR Capital Management, LLC(9)	960,000	6.18%
Glazer Capital, LLC(10)	1,248,600	8.0%

*       Less than one percent.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o LF Capital Acquisition Corp., 600 Madison Avenue, New York, NY 10022.

(2)	Interests shown consist solely of founder shares, classified as shares of Class B common stock. Such shares will automatically convert into shares of Class A common stock at the time of our initial Business combination on a one-for-one basis, subject to adjustment, as described in the section of this Annual Report entitled “Description of Securities.” The information on the approximate percentage ownership of our outstanding common stock is of our Class A common stock and Class B common stock on a combined basis.
(3)	Level Field Capital, LLC is the record holder of the shares reported herein. Level Field Partners, LLC is the managing member of Level Field Capital, LLC. Level Field Management, LLC is the managing member of Level Field Partners, LLC. Level Field Management, LLC is managed by its two members, Elias Farhat and Djemi Traboulsi. Messrs. Farhat and Traboulsi disclaim beneficial ownership of these shares other than to the extent of any pecuniary interest they may have therein.

(4)	According to a Schedule 13G/A filed with the SEC on January 25, 2019 on behalf of Basso SPAC Fund LLC, a Delaware limited liability company. The business address of this shareholder is1266 East Main, Street, Fourth Floor, Stamford, Connecticut 06902.

(5)	According to a Schedule 13G filed with the SEC on February 8, 2019 on behalf of Blackrock, Inc., a Delaware corporation. The business address of this shareholder is 55 East 52nd Street, New York, New York 10055.

(6)	According to a Schedule 13G filed with the SEC on February 12, 2019 on behalf of Hawkeye Capital Master, a company incorporated under the laws of the Cayman Islands. The business address of this shareholder is w/o The Harbour Trust Co., Ltd. PO Box 897, Windward 1, Regatta Office Park, West Bay Road, Grand Cayman KY1-1103 Cayman Islands.

(7)	According to a Schedule 13G filed with the SEC on February 13, 2019 on behalf of Oxford Asset Management LLP, a limited liability partnership incorporated in England and Wales. The business address of this shareholder is OxAM House, 6 George Street, Oxford, United Kingdom, OX1 2BW.

(8)	According to a Schedule 13G filed with the SEC on February 14, 2019 on behalf of Weiss Asset Management LP, a Delaware limited partnership. The business address of this shareholder is 222 Berkeley St., 16th floor, Boston, Massachusetts 02116.

(9)	According to a Schedule 13G/A filed with the SEC on February 14, 2019 on behalf of AQR Capital Management, LLC, a Delaware limited liability company. The business address of this shareholder is Two Greenwich Plaza, Greenwich, CT 06830. (10) According to a Schedule 13G filed with the SEC on February 14, 2019 on behalf of Glazer Capital, LLC, a Delaware limited liability company. The business address of this shareholder is 250 West 55th Street, Suite 30A, New York, New York 10019.

Our initial stockholders beneficially own 20% of the issued and outstanding shares of our common stock. Because of this ownership block, our initial stockholders may be able to effectively influence the outcome of all matters requiring approval by our stockholders, including the election of directors, amendments to our amended and restated certificate of incorporation and approval of significant corporate transactions, including approval of our initial business combination.

The holders of the founder shares have agreed (A) to vote any shares owned by them in favor of any proposed business combination and (B) not to redeem any shares in connection with a stockholder vote to approve a proposed initial business combination.

Our sponsor and our executive officers and directors are deemed to be our “promoters” as such term is defined under the federal securities laws.

Our anchor investor owns 1,336,500 public units. Further, the anchor investor has agreed with us that, if it does not own a minimum of 1,336,500 public shares at the time of any stockholder vote with respect to an initial business combination or the business day immediately prior to the consummation of our initial business combination, it will forfeit all or a portion of the 267,300 founder shares it purchased prior to our initial public offering on a pro rata basis. In such a case, our sponsor (or its designee), will repurchase on a pro rata basis the private placement warrants held by our anchor investor at its original purchase price. There can be no assurance what amount of equity the anchor investor will retain, if any, upon the consumation of our initial business combination. As a result of the founder shares and private placement warrants that our anchor investor may hold, it may have different interests with respect to a vote on an initial business combination than other public stockholders.

Restrictions on Transfers of Founder Shares and Private Placement Warrants

The founder shares and private placement warrants and any shares of Class A common stock issued upon conversion or exercise thereof are subject to transfer restrictions pursuant to lock-up provisions in a letter agreement with us to be entered into by our sponsor, officers and directors. Those lock-up provisions provide that such securities are not transferable or salable (i) in the case of the founder shares, until the earlier of (A) one year after the completion of our initial business combination or (B) subsequent to our initial business combination, (x) if the last sale price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property, and (ii) in the case of the private placement warrants and the Class A common stock underlying such warrants, until 30 days after the completion of our initial business combination, except in each case (a) to our officers or directors, any affiliates or family members of any of our officers or directors, any members of our sponsor, or any affiliates of our sponsor, (b) in the case of an individual, by gift to a member of the individual’s immediate family, to a trust, the beneficiary of which is a member of the individual’s immediate family or an affiliate of such person, or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of the individual; (d) in the case of an individual, pursuant to a qualified domestic relations order; (e) by private sales or transfers made in connection with the consummation of a business combination at prices no greater than the price at which the securities were originally purchased; (f) in the event of our liquidation prior to the completion of our initial business combination; (g) by virtue of the laws of Delaware or our sponsor’s limited liability company agreement upon dissolution of our sponsor; (h) in the event of our liquidation, merger, capital stock exchange, reorganization or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property subsequent to the completion of our initial business combination; provided, however, that in the case of clauses (a) through (e) and (h) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions.

Changes in Control

None.

Item 13. Certain Relationships And Related Transactions And Director Independence

Certain Relationships And Related Transactions

On August 24, 2017, we issued an aggregate of 4,312,500 founder shares to our sponsor in exchange for a capital contribution of $25,000, or approximately $0.006 per share. In February 2018 our sponsor forfeited 431,250 founder shares. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares upon completion of our initial public offering. In February 2018, our sponsor transferred 20,000 founder shares to each of our independent director nominees at their original purchase price. In June 2018, our sponsor forfeited 267,300 founder shares. Our anchor investor purchased 267,300 founder shares for an aggregate purchase price of $1,980, or approximately $0.007 per share. The founder shares (including the Class A common stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

Our sponsor and our anchor investor, pursuant to written agreements, purchased an aggregate of 7,760,000 private placement warrants for a purchase price of $1.00 per warrant in a private placement that occurred simultaneously with the closing of our initial public offering. As such, our sponsor’s and our anchor investor’s interests in this transaction is valued at an aggregate of $7,760,000. Among the private placement warrants, 7,209,560 warrants were purchased by our sponsor and 550,440 warrants were purchased by our anchor investor. Each private placement warrant entitles the holder to purchase one share of our Class A common stock at $11.50 per share. The private placement warrants (including the Class A common stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

As more fully discussed in Item 10 of this Annual Report — entitled “Conflicts of Interest,” if any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us. Commencing with the initial public offering, we have agreed to pay our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

Other than our agreement to pay B. Prot Conseils, an entity controlled by Mr. Baudouin Prot, $12,500 per month for the period through the earlier of December 2019 and the closing of our initial business combination, no compensation of any kind, including finder’s and consulting fees, will be paid to our sponsor, officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination.

However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Our anchor investor purchased $13.365 million of public units in our initial public offering and we have agreed to direct the underwriters to sell to our anchor investor such number of public units. Further, the anchor investor has agreed with us that, if it does not own a minimum of 1,336,500 public shares at the time of any stockholder vote with respect to an initial business combination or the business day immediately prior to the consummation of our initial business combination, it will forfeit all or a portion of the 267,300 founder shares it purchased prior to our initial public offering on a pro rata basis. In such a case, our sponsor (or its designee), will repurchase on a pro rata basis the private placement warrants held by our anchor investor at its original purchase price. There can be no assurance what amount of equity the anchor investor will retain, if any, upon the consumation of our initial business combination. As a result of the founder shares and private placement warrants that our anchor investor may hold, it may have different interests with respect to a vote on an initial business combination than other public stockholders.

Our sponsor made a commitment to loan us up to $500,000 to be used for a portion of the expenses of our initial public offering. This loan is non-interest bearing, unsecured and was repaid upon the closing of our initial public offering. The value of our sponsor’s interest in this transaction corresponds to the principal amount outstanding under any such loan.

In addition, in order to finance transaction costs in connection with an intended initial business combination, on March 4, 2019, the Company issued the Convertible Note to our Sponsor, pursuant to which our Sponsor agreed to provide a Working Capital Loan to the Company of up to $1.5 million. The Company was provided $400,000 in loan proceeds on March 4, 2019 pursuant to the Convertible Note. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

We have entered into a registration rights agreement with respect to the private placement warrants, the warrants issuable upon conversion of working capital loans (if any) and the shares of Class A common stock issuable upon exercise of the foregoing and upon conversion of the founder shares.

Related Party Policy

We have adopted a code of ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our code of ethics, conflict of interest situations will include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company. Our code of ethics which we have adopted prior to the consummation of our initial public offering is filed as an exhibit to the registration statement filed with the Commission in connection with our initial public offering.

In addition, our audit committee, pursuant to its written charter, is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present will be required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that our initial business combination is fair to our company from a financial point of view. Furthermore, no finder’s fees, reimbursements or cash payments will be made to our sponsor, officers or directors, or our or their affiliates (except for our agreement with B. Prot Conseils, an entity controlled by Baudouin Prot), for services rendered to us prior to or in connection with the completion of our initial business combination.

Director Independence

NASDAQ listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Ms. Wendel and Messrs. Prot, Erwin, Farhat, Wilson and Traboulsi are “independent directors” as defined in the NASDAQ listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accounting Fees And Services

The firm of RSM US LLP acts as our independent registered public accounting firm. The following is a summary of fees paid RSM US LLP for services rendered.

Audit Fees

During the years ended December 31, 2018 and 2017, audit fees for our independent registered public accounting firm were approximately $99,500 and $29,000, respectively.

Audit-Related Fees

During the years ended December 31, 2018 and 2017, audit-related fees for our independent registered public accounting firm were $0.

Tax Fees

During the years ended December 31, 2018 and 2017, fees for tax services for our independent registered public accounting firm were $0.

All Other Fees

During the years ended December 31, 2018 and 2017, fees for other services were $0.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)       The following documents are filed as part of this Annual Report:

(1)       Financial Statements

(2)       Financial Statements Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto in is Item 15 of Part IV below.

(3)       Exhibits

We hereby file as part of this Annual Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation. (1)
3.2	Bylaws (3)
4.1	Specimen Unit Certificate (2)
4.2	Specimen Class A Common Stock Certificate (2)
4.3	Specimen Warrant Certificate. (2)
4.4	Warrant Agreement, dated June 19, 2018, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (1)
10.1	Promissory Note issued to Level Field Capital, LLC. (2)
10.2	Securities Subscription Agreement between the Registrant and Level Field Capital, LLC. (2)
10.3	Amendment No. 1 to Promissory Note issued to Level Field Capital, LLC. (2)
10.4	Amendment No. 2 to Promissory Note issued to Level Field Capital, LLC (2)
10.5	Amendment No. 3 to Promissory Note issued to Level Field Capital, LLC.(2)
10.6	Chairman of the Board Agreement between the Registrant and Mr. Baudouin Prot. (2)
10.7	Letter Agreement, dated June 19, 2018, by and among the Company, each of its officers, directors and Level Field Capital, LLC. (1)
10.8	Investment Management Trust Agreement, dated June 19, 2018, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (1)
10.9	Registration Rights Agreement, dated June 19, 2018, by and between the Company and Level Field Capital, LLC, James Erwin, Karen Wendel, Gregory P. Wilson, Multi-Strategy Master Fund Limited, BlackRock Credit Alpha Master Fund L.P and HC NCBR Fund (1)
10.10	Private Placement Warrants Purchase Agreement, dated June 19, 2018, by and between the Company and Level Field Capital, LLC. (1)
10.11	Administrative Support Agreement, dated June 19, 2018, by and between the Company and Level Field Capital, LLC. (1)
10.12	Indemnity Agreement, dated June 19, 2018, by and between the Company and Karen Wendel (1)
10.13	Indemnity Agreement, dated June 19, 2018, by and between the Company and James Erwin (1)
10.14	Indemnity Agreement, dated June 19, 2018, by and between the Company and Djemi Traboulsi (1)
10.15	Indemnity Agreement, dated June 19, 2018, by and between the Company and Gregory P. Wilson (1)
10.16	Indemnity Agreement, dated June 19, 2018, by and between the Company and Elias Farhat (1)
10.17	Indemnity Agreement, dated June 19, 2018, by and between the Company and Scott Reed (1)
10.18	Indemnity Agreement, dated June 19, 2018, by and between the Company and Philippe De Backer (1)
10.19	Indemnity Agreement, dated June 19, 2018, by and between the Company and Baudouin Prot (1)
10.20	Form of Subscription Agreement between the Registrant, Level Field Capital, LLC and the anchor investor. (2)
10.21	Form of Amendment to Subscription Agreement between the Registrant and the anchor investor (2)
10.22	Convertible Promissory Note, dated March 4, 2019, between the Company and Level Field Capital, LLC*
14.1	Form of Code of Ethics (2)
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

*       Filed herewith

**       Furnished herewith

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission on June 25, 2018,

(2)	Incorporated by reference to the Company’s Amendment No. 2 to Form S-1, filed with the Commission on June 18, 2018.

(3)	Incorporated by reference to the Company’s Amendment No. 1 to Form S-1, filed with the Commission on June 13, 2018.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

March 5, 2019	LF CAPITAL ACQUISITION CORP.
By: /s/ Philippe De Backer
Name: Philippe De Backer
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/ Philippe De Backer Philippe De Backer	Chief Executive Officer and Director (Principal Executive Officer)	March 5, 2019
/s/ Scott Reed Scott Reed	President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)	March 5, 2019
/s/Baudouin Prot Baudouin Prot	Chairman of the Board	March 5, 2019
/s/ Djemi Traboulsi Djemi Traboulsi	Director	March 5, 2019
/s/ Elias Farhat Elias Farhat	Director	March 5, 2019
/s/ James Erwin James Erwin	Director	March 5, 2019
/s/ Karen Wendel Karen Wendel	Director	March 5, 2019
/s/ Greg Wilson Greg Wilson	Director	March 5, 2019

LF CAPITAL ACQUISITION CORP.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
LF Capital Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of LF Capital Acquisition Corp. (the Company) as of December 31, 2018 and 2017, the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year ended December 31, 2018 and the period from June 29, 2017 (inception) to December 31, 2017, and the related notes to the financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the year ended December 31, 2018 and the period from June 29, 2017 (inception) to December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company’s auditor since 2017.

New York, New York
March 5, 2019

LF CAPITAL ACQUISITION CORP.
BALANCE SHEETS

	December 31,
	2018	2017

Assets
Current assets:
Cash and cash equivalents	$196,804	$19,538
Prepaid expenses	43,214	—
Total current assets	240,018	19,538
Deferred offering costs associated with initial public offering	—	178,283
Marketable securities held in Trust Account	159,718,098	—
Total assets	$159,958,116	$197,821

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$108,292	$76,804
Accrued expenses	6,500	18,600
Franchise tax payable	200,000	—
Note payable - related parties	—	200,000
Total current liabilities	314,792	295,404
Deferred underwriting commissions	5,433,750	—
Total liabilities	5,748,542	295,404

Commitments
Class A common stock, $0.0001 par value; 14,500,444 and -0- shares subject to possible redemption at $10.29 and -0- per share at December 31, 2018 and 2017, respectively	149,209,569	—

Stockholders' Equity (Deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at December 31, 2018 and 2017, respectively	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 1,024,556 and -0- shares issued and outstanding (excluding 14,500,444 and -0- shares subject to possible redemption) at December 31, 2018 and 2017, respectively	102	—
Convertible Class B common stock, $0.0001 par value; 15,000,000 shares authorized; 3,881,250 shares issued and outstanding at December 31, 2018 and 2017, respectively	388	388
Additional paid-in capital	4,529,248	24,612
Retained earnings (Accumulated deficit)	470,267	(122,583)
Total stockholders' equity (deficit)	5,000,005	(97,583)
Total Liabilities and Stockholders' Equity (Deficit)	$159,958,116	$197,821

The accompanying notes are an integral part of these financial statements.

LF CAPITAL ACQUISITION CORP.
STATEMENTS OF OPERATIONS

		For the period from
	For the Year Ended	June 29, 2017 (inception) through
	December 31, 2018	December 31, 2017

General and administrative expenses	$586,284	$120,488
Franchise tax expense	198,617	2,100
Loss from operations	(784,901)	(122,588)
Interest earned on investments and marketable securities	1,688,934	5
Income (loss) before income tax expense	904,033	(122,583)
Income tax expense	311,183	—
Net income (loss)	$592,850	$(122,583)

Weighted average shares outstanding of Class A common stock	15,525,000	—
Basic and diluted net income (loss) per share, Class A	$0.08	$—
Weighted average shares outstanding of Class B common stock	3,881,250 (2)	3,375,000	(1)(2)
Basic and diluted net income (loss) per share, Class B	$(0.15)	$(0.04)

(1) This number excludes an aggregate of up to 506,250 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On June 22, 2018, the underwriter exercised its over-allotment option in full, hence, these 506,250 shares were no longer subject to forfeiture.

(2) The share amounts have been retroactively restated to reflect the surrender of 431,250 shares from the Sponsor in February 2018 (see Note 5).

The accompanying notes are an integral part of these financial statements.

LF CAPITAL ACQUISITION CORP.
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock				Additional	Retained Earnings	Total
	Class A		Class B		Paid-in	(Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity (Deficit)
Balance - June 29, 2017 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	3,881,250	388	24,612	—	25,000
Net loss	—	—	—	—	—	(122,583)	(122,583)
Balance - December 31, 2017	—	$—	3,881,250	$388	$24,612	$(122,583)	$(97,583)
Sale of units in initial public offering	15,525,000	1,553	—	—	155,248,447	—	155,250,000
Offering costs	—	—	—	—	(9,295,693)	—	(9,295,693)
Sale of private placement warrants to Sponsor in private placement	—	—	—	—	7,760,000	—	7,760,000
Common stock subject to possible redemption	(14,500,444)	(1,451)	—	—	(149,208,118)	—	(149,209,569)
Net income	—	—	—	—	—	592,850	592,850
Balance - December 31, 2018	1,024,556	$102	3,881,250	$388	$4,529,248	$470,267	$5,000,005

The accompanying notes are an integral part of these financial statements.

LF CAPITAL ACQUISITION CORP.
STATEMENTS OF CASH FLOWS

		For the period from
	For the Year Ended	June 29, 2017 (inception) through
	December 31, 2018	December 31, 2017

Cash Flows from Operating Activities:
Net income (loss)	$592,850	$(122,583)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on investments and marketable securities held in Trust Account	(1,687,599)	—
Changes in operating assets and liabilities:
Prepaid expenses	(43,214)	—
Accounts payable	14,032	27,118
Accrued expenses	(7,100)	13,600
Franchise tax payable	200,000	—
Net cash used in operating activities	(931,031)	(81,865)

Cash Flows from Investing Activities
Principal deposited in Trust Account	(158,355,000)	—
Interest released from Trust Account	324,501	—
Net cash used in investing activities	(158,030,499)	—

Cash Flows from Financing Activities:
Proceeds from note payable to related parties	260,000	200,000
Repayment of note payable to related parties	(460,000)	—
Proceeds received from initial public offering	155,250,000	—
Offering costs	(3,671,204)	(123,597)
Proceeds received from private placement	7,760,000	—
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Net cash provided by financing activities	159,138,796	101,403

Net increase in cash	177,266	19,538

Cash - beginning of the period	19,538	—
Cash - end of the period	$196,804	$19,538

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accounts payable	$67,142	$49,686
Offering costs included in accrued expenses	$—	$5,000
Deferred underwriting commissions in connection with the initial public offering	$5,433,750	$—
Reclassification of deferred offering costs to paid-in capital	$178,283	$—
Change in value of Class A common stock subject to possible redemption	$149,209,569	$—

The accompanying notes are an integral part of these financial statements.

LF CAPITAL ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

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

All activity through December 31, 2018 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), and, since the closing of the Initial Public Offering, a search for a Business Combination candidate. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on June 19, 2018. On June 22, 2018, the Company consummated its Initial Public Offering of 15,525,000 units (each, a “Unit” and collectively, the “Units”), including 2,025,000 Units issued pursuant to the exercise in full of the underwriters’ over-allotment option, at $10.00 per Unit, generating gross proceeds of $155.25 million, and incurring offering costs of approximately $9.3 million, inclusive of $5.4338 million in deferred underwriting commissions (Note 3).

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

The per-share amount to be distributed to public shareholders who redeem their Public shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). These Public shares have been recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by the law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Articles of incorporation, conduct the redemptions pursuant to the tender offer rules of the SEC, and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public shareholder may elect to redeem their Public shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the initial stockholders have agreed to vote their founder shares (and any Public shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial stockholders have agreed to waive their redemption rights with respect to their founder shares and Public shares in connection with the completion of a Business Combination.

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

If the Company is unable to complete a Business Combination on June 22, 2020 (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding Public shares which redemption will completely extinguish public stockholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law.

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

The initial stockholders have agreed to waive their liquidation rights with respect to the founder shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial stockholders should acquire Public shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.20 per share initially held in the Trust Account (or less than that in certain circumstances). In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company, jointly and severally, if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent auditors), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity

As of December 31, 2018, the Company had approximately $197,000 in its operating bank accounts, and working capital deficit of approximately $75,000.

Through December 31, 2018, the Company’s liquidity needs have been satisfied through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the founder shares (Note 5) to the Sponsor, loans from the Sponsor, the proceeds from the consummation of the Private Placement not held in Trust Account, and interest earned released from the Trust Account of approximately $325,000 to pay for its tax obligations. The Company fully repaid the loan from the proceeds of the Initial Public Offering not being placed in the Trust Account on June 22, 2018.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company officers and directors may, but are not obligated to, loan the Company Working Capital Loans (see Note 5). The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. On March 4, 2019, the Company issued a convertible note (“Convertible Note”) to the Sponsor, pursuant to which the Sponsor agreed to provide a Working Capital Loan to the Company of up to $1.5 million. The Company was provided $400,000 in loan proceeds on March 4, 2019 pursuant to the Convertible Note.

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

Note 2. Summary of Significant Accounting Policies

Basis of presentation

The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include all adjustments necessary for the fair presentation of the Company’s financial position for the periods presented.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents and marketable securities held for trading. Cash and cash equivalents are maintained in accounts with financial institutions, which, at times may exceed the Federal depository insurance coverage of $250,000. At December 31, 2018, the Company had not experienced losses on this account and management believes the Company is not exposed to significant credit risks on such account. The Company’s marketable securities portfolio consists entirely of U.S Treasury Bills with an original maturity of 180 days or less.

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

ASC 820, Fair Value Measurement and Disclosures, requires all entities to disclose the fair value of financial instruments, both assets and liabilities for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2018 and 2017, the recorded values of cash and cash equivalents, prepaid expenses, accounts payable, and accrued expenses approximate the fair values due to the short-term nature of the instruments. The Company’s portfolio of marketable securities is comprised solely of an investment in a money market fund with an original maturity of 180 days or less. The fair value for trading securities is determined using quoted market prices.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2018, 14,500,444 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

Reconciliation of net income (loss) per common stock

The Company’s net income is adjusted for the portion of income that is attributable to Class A common stock subject to redemption, as these shares only participate in the earnings of the Trust Account (less applicable taxes) and not the income or losses of the Company. Accordingly, basic and diluted loss per Class A common stock is calculated as follows:

		For the period from
	For the Year Ended	June 29, 2017 (inception) through
	December 31, 2018	December 31, 2017
Net income (loss)	$592,850	$(122,583)
Less: Income attributable to Class A common stock	(1,179,134)	—
Adjusted net income (loss) attributable to Class B common stock	$(586,284)	$(122,583)

Weighted average shares outstanding of Class A common stock	15,525,000	—
Basic and diluted net income (loss) per share, Class A	$0.08	$—
Weighted average shares outstanding of Class B common stock	3,881,250	3,375,000
Basic and diluted net income (loss) per share, Class B	$(0.15)	$(0.04)

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2018. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The founder shares will automatically convert into Class A common stock upon the consummation of a Business Combination on a one-for-one basis, subject to adjustment (see Note 7). The initial stockholders agreed not to transfer, assign or sell any of their founder shares until the earliest of  (a) one year after the completion of the initial Business Combination, (b) subsequent to the initial Business Combination, if the last reported sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (C) following the completion of the initial Business Combination, such future date on which the Company completes a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of our public stockholders having the right to exchange their common stock for cash, securities or other property.

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

Office Space and Related Support Services

The Company agreed, commencing on the effective date of the Initial Public Offering in June 2018 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay our Sponsor a monthly fee of $10,000 for office space, utilities and secretarial and administrative support. The Company incurred $60,000 in expenses in connection with such services during the year ended December 31, 2018 as reflected in the accompanying Statements of Operations.

Board Member Agreement

In September 2017, the Company entered into an agreement with one of its board members, pursuant to which the board member will be paid a cash fee of $150,000 per annum in exchange for his service. The agreement was effective as of October 1, 2017 and last until the earlier of December 2019 or the closing of the initial Business Combination. The Company incurred approximately $150,000 and $50,000 in fees related to this service during the year ended December 31, 2018 and for the period from June 29, 2017 (inception) through December 31, 2017 in the accompanying Statements of Operations.

Promissory Note - Related Party

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors agreed to loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. There were no Working Capital Loans outstanding as of December 31, 2018. On March 4, 2019, the Company issued a convertible note (“Convertible Note”) to the Sponsor, pursuant to which the Sponsor agreed to provide a Working Capital Loan to the Company of up to $1.5 million. The Company was provided $400,000 in loan proceeds on March 4, 2019 pursuant to the Convertible Note.

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

Note 7. Stockholders’ equity

Class A Common stock

The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. No shares of Class A common stock were issued or outstanding as of December 31, 2017. At December 31, 2018, there were 15,525,000 Class A common stock issued or outstanding, including 14,500,444 share of Class A common stock subject to possible redemption.

Holders of the Class A common stock and holders of the Class B common stock will vote together as a single class on all matters submitted to a vote of our stockholders, except as required by law. Each share of common stock will have one vote on all such matters.

Class B Common stock

The Company is authorized to issue 15,000,000 shares of Class B common stock with a par value of $0.0001 per share. In August 2017, the Company initially issued 4,312,500 Class B common stock. In February 2018, in connection with the decrease of the size of the Initial Public Offering, the Sponsor forfeited 431,250 shares of Class B common stock, resulting in a decrease in the total number of founder shares from 4,312,500 to 3,881,250. All share amounts presented in the financial statements have been retroactively restated to reflect these share forfeitures. Of the 3,881,250 shares of Class B common stock, an aggregate of up to 506,250 shares were subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full. As of June 22, 2018, the underwriter exercised its over-allotment option in full, hence, these 506,250 shares were no longer subject to forfeiture. At December 31, 2018 and 2017, there were 3,881,250 Class B common stock issued or outstanding.

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

Preferred Stock

The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share. At December 31, 2018 and 2017, there are no preferred shares issued or outstanding.

Warrants

At December 31, 2017 there were no outstanding warrants. At December 31, 2018 there are 23,285,000 outstanding warrants, consisting of 15,525,000 Public Warrants and 7,760,000 Private Placement Warrants, each warrant exercisable at $11.50 into one share of Class A common stock.

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

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be non-redeemable so long as they are held by the initial purchasers or such purchasers’ permitted transferees. If the Private Placement Warrants are held by someone other than the initial stockholders or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

Note 8. Fair Value Measurements

The following table presents information about the Company’s assets that are measured on a recurring basis as of December 31, 2018 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets held in Trust:
Money Market Fund	$159,718,098	$—	$—
	$159,718,098	$—	$—

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for the year ended December 31, 2018.

Note 9. Accrued expenses

Accrued expenses consist of the following:

	December 31,
	2018	2017
Accrued franchise taxes	$—	$2,100
Accrued offering costs	—	5,000
Accrued professional fees	6,500	11,500
	$6,500	$18,600

Note 10. Income Taxes

The Company’s financial statements include total net income (loss) before taxes of $904,033 and $(122,583) for the years ended December 31, 2018 and 2017, respectively. The income tax provision/(benefit) consists of the following:

	December 31,
	2018	2017
Federal
Current	$311,183	$—
Deferred	(119,993)	(25,016)
State and Local
Current	—	—
Deferred	13,984	(13,984)
Change in Valuation allowance	106,009	39,000
Income tax provision (benefit)	$311,183	$—

Reconciliations of the differences between the provision/(benefit) for income taxes and income taxes at the statutory U.S. federal income tax rate is as follows:

	2018		2017
	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income
Current tax at U.S. statutory rate	$189,847	21.00%	$(41,678)	34.00%
Nondeductible/nontaxable items	1,343	0.15%	1,177	-0.96%
State taxes, net of federal benefit	—	0.00%	(12,022)	9.81%
State effect of perm items	—	0.00%	339	-0.28%
Valuation allowance activity	106,009	11.73%	38,999	-31.81%
Deferred rate change	13,984	1.55%	13,185	-10.76%
Current/deferred rate differential	—	0.00%	—	0.00%
Other		0.00%		0.00%
Total Income Tax Provision/(Benefit)	$311,183	34.42%	$—	0.00%

The components of deferred tax assets and liabilities as of December 31, 2018 and 2017 are as follows:

	December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryovers	$—	$686
Start-up cost	145,009	38,314
Total deferred tax assets	145,009	39,000
Valuation allowance	(145,009)	(39,000)
Deferred tax liabilities:
Unrealized gain/loss	—	—
Net Deferred tax assets/(liabilities), net of allowance	$—	$—

On December 22, 2017, the President signed into law the "Tax Cuts and Jobs Act.” The new tax reform has the following effects on the company: (1) permanently reduces the maximum corporate income tax rate from 35% to 21% effective for tax years beginning after December 31, 2017 (2) allows temporary 100% expensing for certain business assets and property placed in service after September 27, 2017 and before January 1, 2023 (3) disallows NOL carrybacks but allows for the indefinite carryforward of those NOLs which applies to losses arising in tax years beginning after December 31, 2017 and (4) limits NOL deductions for each year equal to the lesser of the available carryover or 80% of a taxpayer's pre-NOL deduction taxable income. This applies to losses arising in tax years beginning after December 31, 2017.

As of December 31, 2018 and 2017, the Company has concluded that it is more likely than not that the Company will not realize the benefit of its deferred tax assets associated with Start-up costs. Start-up costs cannot be amortized against future operating income until a business combination has occurred. Therefore, a full valuation allowance has been established prior to the company completing a business combination, as future events such as business combinations cannot be considered when assessing the realizability of Deferred Tax Assets and when the probability of a special purpose acquisition company consummating a business combination is less than 51%. In addition, a reliable forecast of trust investment income and start-up costs expected to be incurred in the period/s prior to a business combination or a dissolution and liquidation is not practicable. Accordingly, the net deferred tax assets have been fully reserved.

Note 11. Subsequent Events

On March 4, 2019, the Company issued a Convertible Note to the Sponsor, pursuant to which the Sponsor agreed to provide up to a $1.5 million Working Capital Loan to the Company. The Company was provided $400,000 in loan proceeds on March 4, 2019 pursuant to the Convertible Note. The Convertible Note does not bear interest and the Sponsor has agreed to waive all unpaid principal under the Convertible Note until the earlier of June 22, 2020 and the consummation of the initial business combination. The Sponsor will have the option to convert any amounts outstanding under the Convertible Note, up to $1.5 million in the aggregate, into warrants of the post-business combination entity to purchase Class A ordinary shares at a conversion price of $1.00 per warrant. The terms of such warrants will be identical to the private placement warrants, including that each such warrant will entitle the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to the same adjustments applicable to the private placement warrants. Under the Convertible Note, the Sponsor has waived any and all right, title, interest or claim of any kind in or to any distribution of or from the Trust Account, including any right to seek recourse, reimbursement, payment or satisfaction for any claim against the Trust Account.

