Form 10-Q
period 2019-03-31
LF Capital Acquisition Corp.
filed 2019-05-09
CIK 1721386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

As of May 9, 2019, 15,525,000 Class A common stock, par value $0.0001 per share, and 3,881,250 Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

LF CAPITAL ACQUISITION CORP.

Form 10-Q

For the Quarter Ended March 31, 2019

PART I - FINANCIAL INFORMATION

Item 1.	Interim Financial Statements

LF CAPITAL ACQUISITION CORP.

UNAUDITED CONDENSED BALANCE SHEETS

	March 31, 2019	December 31, 2018

Assets
Current assets:
Cash and cash equivalents	$433,291	$196,804
Prepaid expenses	65,674	43,214
Total current assets	498,965	240,018
Deferred offering costs associated with initial public offering	—	—
Marketable securities held in Trust Account	160,452,537	159,718,098
Total assets	$160,951,502	$159,958,116

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$191,030	$108,292
Accrued expenses	25,000	6,500
Note payable - related parties	400,000	—
Franchise tax payable	50,000	200,000
Total current liabilities	666,030	314,792
Deferred tax liability	179,658	—
Deferred underwriting commissions	5,433,750	5,433,750
Total liabilities	6,279,438	5,748,542

Commitments
Class A common stock, $0.0001 par value; 14,475,054 and 14,500,444 shares subject to possible redemption at $10.34 and $10.29 per share at March 31, 2019 and December 31, 2018, respectively	149,672,058	149,209,569

Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at March 31, 2019 and December 31, 2018, respectively	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 1,049,946 and 1,024,556 shares issued and outstanding (excluding 14,475,054 and 14,500,444 shares subject to possible redemption) at March 31, 2019 and December 31, 2018, respectively	105	102
Convertible Class B common stock, $0.0001 par value; 15,000,000 shares authorized; 3,881,250 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	388	388
Additional paid-in capital	4,066,756	4,529,248
Retained earnings	932,757	470,267
Total stockholders' equity	5,000,006	5,000,005
Total Liabilities and Stockholders' Equity	$160,951,502	$159,958,116

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

LF CAPITAL ACQUISITION CORP.

CONDENSED INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2019	2018

General and administrative expenses	$237,099	$54,957
Franchise tax expense	50,000	—
Loss from operations	(287,099)	(54,957)
Interest earned on investments and marketable securities	935,129	1
Income (loss) before income tax expense	648,030	(54,956)
Income tax expense	185,540	—
Net income (loss)	$462,490	$(54,956)

Weighted average shares outstanding of Class A common stock	15,525,000	—
Basic and diluted net income (loss) per share, Class A	$0.05	$—
Weighted average shares outstanding of Class B common stock	3,881,250	3,375,000 (1)
Basic and diluted net income (loss) per share, Class B	$(0.06)	$(0.02)

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

LF CAPITAL ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	For the Three Months Ended March 31, 2019
	Common Stock				Additional		Total
	Class A		Class B		Paid-in		Stockholders'
	Shares	Amount	Shares	Amount	Capital	Retained Earnings	Equity
Balance - December 31, 2018	1,024,556	$102	3,881,250	$388	$4,529,248	$470,267	$5,000,005
Common stock subject to possible redemption	25,390	3	—	—	(462,492)	—	(462,489)
Net income	—	—	—	—	—	462,490	462,490
Balance - March 31, 2019	1,049,946	$105	3,881,250	$388	$4,066,756	$932,757	$5,000,006

	For the Three Months Ended March 31, 2018
	Common Stock				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholder's
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2017	—	$—	3,881,250	$388	$24,612	$(122,583)	$(97,583)
Net loss (unaudited)	—	—	—	—	—	(54,956)	(54,956)
Balance - March 31, 2018 (unaudited)	—	$—	3,881,250	$388	$24,612	$(177,539)	$(152,539)

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

LF CAPITAL ACQUISITION CORP.

CONDENSED INTERIM STATEMENT OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2019	2018

Cash Flows from Operating Activities:
Net income (loss)	$462,490	$(54,956)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on investments and marketable securities held in Trust Account	(934,689)	—
Changes in operating assets and liabilities:
Prepaid expenses	(22,460)	—
Accounts payable	82,738	(7,680)
Accrued expenses	18,500	(13,600)
Franchise tax payable	(150,000)	—
Deferred tax liability	179,658	—
Net cash used in operating activities	(363,763)	(76,236)

Cash Flows from Investing Activities
Interest released provided by from Trust Account	200,250	—
Net cash provided by investing activities	200,250	—

Cash Flows from Financing Activities:
Proceeds from note payable to related parties	400,000	100,000
Payment of deferred offering costs	—	(39,204)
Net cash provided by financing activities	400,000	60,796

Net increase (decrease) in cash	236,487	(15,440)

Cash - beginning of the period	196,804	19,538
Cash - end of the period	$433,291	$4,098

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accounts payable	$—	$10,124
Offering costs included in accrued expenses	$—	$38,500
Change in Class A common stock subject to possible redemption	$462,489	$—

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

All activity through March 31, 2019 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), and, since the closing of the Initial Public Offering, a search for a Business Combination candidate. The Company has selected December 31 as its fiscal year end.

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

LF CAPITAL ACQUISITION CORP.

CONDENSED INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

The per-share amount to be distributed to public shareholders who redeem their Public shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). These Public shares have been recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by the law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Articles of incorporation, conduct the redemptions pursuant to the tender offer rules of the SEC, and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public shareholder may elect to redeem their Public shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the initial stockholders have agreed to vote their founder shares (and any Public shares purchased during or after the Initial Public Offering) in favor of a Business Combination. In addition, the initial stockholders have agreed to waive their redemption rights with respect to their founder shares and Public shares in connection with the completion of a Business Combination.

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

LF CAPITAL ACQUISITION CORP.

CONDENSED INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

Liquidity

As of March 31, 2019, the Company had approximately $433,000 in its operating bank accounts, and working capital deficit of approximately $167,000.

Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied the proceeds from the consummation of the Private Placement not held in Trust Account, interest earned released from the Trust Account to pay for its tax obligations, and loans from the Sponsor. In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). The Working Capital Loans will either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. On March 4, 2019, the Company issued a convertible note (“Convertible Note”) to the Sponsor, pursuant to which the Sponsor agreed to provide a Working Capital Loan to the Company of up to $1.5 million. The Company was provided $400,000 in loan proceeds on March 4, 2019 pursuant to the Convertible Note (see Note 5).

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

Note 2.   Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements as of March 31, 2019, for the three months ended March 31, 2019 and 2018, have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. These unaudited condensed financial statements should be read in conjunction with the audited financial statements contained in the Company’s Form 10-K filed with the SEC on March 5, 2019.

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

LF CAPITAL ACQUISITION CORP.

CONDENSED INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents and marketable securities held for trading. Cash and cash equivalents are maintained in accounts with financial institutions, which, at times may exceed the Federal depository insurance coverage of $250,000. At March 31, 2019 and December 31, 2018, the Company had not experienced losses on this account and management believes the Company is not exposed to significant credit risks on such account. The Company’s marketable securities portfolio consists entirely of U.S Treasury Bills with an original maturity of 180 days or less.

LF CAPITAL ACQUISITION CORP.

CONDENSED INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

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

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

·	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;
·	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
·	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

ASC 820, Fair Value Measurement and Disclosures, requires all entities to disclose the fair value of financial instruments, both assets and liabilities for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of March 31, 2019 and December 31, 2018, the recorded values of cash and cash equivalents, prepaid expenses, accounts payable, and accrued expenses approximate the fair values due to the short-term nature of the instruments. The Company’s portfolio of marketable securities is comprised solely of an investment in a money market fund with an original maturity of 180 days or less. The fair value for trading securities is determined using quoted market prices.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2019 and December 31, 2018, 14,475,054 and 14,500,444 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet, respectively.

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

LF CAPITAL ACQUISITION CORP.

CONDENSED INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

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

Reconciliation of net income (loss) per common stock

The Company’s net income is adjusted for the portion of income that is attributable to Class A common stock subject to redemption, as these shares only participate in the earnings of the Trust Account (less applicable taxes) and not the income or losses of the Company. Accordingly, basic and diluted loss per Class A common stock is calculated as follows:

	For the Three Months Ended March 31,
	2019	2018
Net income (loss)	$462,490	$(54,956)
Less: Income attributable to Class A common stock	(699,589)	—
Adjusted net income (loss) attributable to Class B common stock	$(237,099)	$(54,956)

Weighted average shares outstanding of Class A common stock	15,525,000	—
Basic and diluted net income (loss) per share, Class A	$0.05	$—
Weighted average shares outstanding of Class B common stock	3,881,250	3,375,000
Basic and diluted net income (loss) per share, Class B	$(0.06)	$(0.02)

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2019. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company has recorded deferred tax liabilities relating to unrealized gains on investments as of March 31, 2019 amounting to approximately $180,000, as well as deferred tax assets relating to expenses deferred for income tax purposes and an offsetting full valuation allowance of approximately $194,000.

LF CAPITAL ACQUISITION CORP.

CONDENSED INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

The table below presents the Company’s deferred tax liabilities:

	March 31, 2019	December 31, 2018
Deferred tax assets:
Net operating loss carryovers	$—	$—
Start-up cost	194,126	145,009
Total deferred tax assets	194,126	145,009
Valuation allowance	(194,126)	(145,009)

Deferred tax liabilities
Unrealized gain/loss	(179,658)	—
Net Deferred tax assets/(liabilities), net of allowance	(179,658)	$—

The table below presents the components of the provision for income taxes:

	March 31, 2019	December 31, 2018
Federal
Current	$5,882	$311,183
Deferred	130,541	(119,993)
State and Local
Current	—	—
Deferred	—	13,984
Change in Valuation allowance	49,117	106,009
Income tax provision (benefit)	$185,540	$311,183

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

LF CAPITAL ACQUISITION CORP.

CONDENSED INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

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

Office Space and Related Support Services

The Company agreed, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, utilities and secretarial and administrative support. The Company incurred $30,000 and $0 in expenses in connection with such services during the three months ended March 31, 2019 and 2018, respectively, as reflected in the accompanying Statements of Operations.

Board Member Agreement

In September 2017, the Company entered into an agreement with one of its board members, pursuant to which the board member will be paid a cash fee of $150,000 per annum in exchange for his service. The agreement was effective as of October 1, 2017 and last until the earlier of December 2019 or the closing of the initial Business Combination. The Company incurred $37,500 in fees related to this service during each three months ended March 31, 2019 and 2018 in the accompanying Statements of Operations.

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

LF CAPITAL ACQUISITION CORP.

CONDENSED INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

Note 6.   Commitments & Contingencies

Registration Rights

The holders of the founder shares and Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans) will be entitled to registration rights (in the case of the Founder Shares, only after conversion of such shares to shares of Class A common stock) pursuant to a registration rights agreement signed June 19, 2018. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Note 7.   Stockholders’ equity

Class A Common stock - The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. At March 31, 2019 and December 31, 2018, there were 15,525,000 Class A common stock issued or outstanding, including 14,475,054 and 14,500,444 share of Class A common stock subject to possible redemption, respectively.

Holders of the Class A common stock and holders of the Class B common stock will vote together as a single class on all matters submitted to a vote of our stockholders, except as required by law. Each share of common stock will have one vote on all such matters.

Class B Common stock - The Company is authorized to issue 15,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share on each matter on which they are entitled to vote. In August 2017, the Company initially issued 4,312,500 Class B common stock. In February 2018, in connection with the decrease of the size of the Initial Public Offering, the Sponsor forfeited 431,250 shares of Class B common stock, resulting in a decrease in the total number of founder shares from 4,312,500 to 3,881,250. All share amounts presented in the financial statements have been retroactively restated to reflect these share forfeitures. Of the 3,881,250 shares of Class B common stock, an aggregate of up to 506,250 shares were subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full. As of June 22, 2018, the underwriter exercised its over-allotment option in full, hence, these 506,250 shares were no longer subject to forfeiture. At March 31, 2019, there were 3,881,250 Class B common stock issued or outstanding.

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

LF CAPITAL ACQUISITION CORP.

CONDENSED INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

Preferred Stock - The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share. At March 31, 2019 and December 31, 2018, there are no preferred shares issued or outstanding.

Warrants - At March 31, 2019 and December 31, 2018, there are 23,285,000 outstanding warrants, consisting of 15,525,000 Public Warrants and 7,760,000 Private Placement Warrants, each warrant exercisable at $11.50 into one share of Class A common stock.

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

The Company may call the Public Warrants for redemption (except with respect to the Private Placement Warrants):

•	in whole and not in part;
•	at a price of $0.01 per warrant
•	upon a minimum of 30 days’ prior written notice of redemption; and
•	if, and only if, the last reported closing price of the shares equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement.

LF CAPITAL ACQUISITION CORP.

CONDENSED INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

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

Note 8 - Fair Value Measurements

The following table presents information about the Company’s assets that are measured on a recurring basis as of March 31, 2019 and December 31, 2018 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

March 31, 2019

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets held in Trust:
U.S. Treasury Securities and money markets	$160,451,401	$—	$—
	$160,451,401	$—	$—

December 31, 2018

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets held in Trust:
Money Market Fund	$159,718,098	$—	$—
	$159,718,098	$—	$—

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three months ended March 31, 2019.

Note 9 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify and subsequent events that would have required adjustment or disclosure in the financial statements.

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

Results of Operations

Our entire activity since inception up to March 31, 2019 was in preparation for our Initial Public Offering, and since the offering, our activity has been limited to the search for a prospective initial Business Combination, and we will not be generating any operating revenues until the closing and completion of our initial Business Combination. Going forward, we expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2019, we had net income of approximately $462,000, which consisted of approximately $934,000 in interest earned on investments and marketable securities held in the Trust Account, offset by approximately $237,000 in general and administrative costs, $50,000 in franchise tax expense, and approximately $186,000 in income tax expense.

For the three months ended March 31, 2018, we had a net loss of approximately $55,000, which consisted solely of $55,000 in general and administrative costs.

Liquidity and Capital Resources

As of March 31, 2019, we had approximately $433,000 in our operating bank accounts, and working capital deficit of approximately $167,000.

Subsequent to the consummation of the Initial Public Offering and Private Placement, our liquidity needs have been satisfied through the proceeds from the consummation of the Private Placement not held in the Trust Account, interest earned and released from the Trust Account to pay for our tax obligations, and loans from our Sponsor. On March 4, 2019, we issued a convertible note (“Convertible Note”) to our Sponsor, pursuant to which the Sponsor agreed to provide a Working Capital Loan to us of up to $1.5 million. We were provided $400,000 in loan proceeds on March 4, 2019 pursuant to the Convertible Note. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants.

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

Office Space and Related Support Services

We agreed, commencing on the effective date of the Initial Public Offering through the earlier of our consummation of a Business Combination and our liquidation, to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, utilities and secretarial and administrative support. We incurred $30,000 and $0 in fees related to this service during the three months ended March 31, 2019 and 2018, respectively, in the accompanying Statements of Operations.

Board Member Agreement

In September 2017, we entered into an agreement with one of our board members, pursuant to which the board member will be paid a cash fee of $150,000 per annum in exchange for his service. The agreement was effective as of October 1, 2017 and will last until the earlier of December 2019 or the closing of the initial Business Combination. We incurred $37,500 fees related to this service during each three months ended March 31, 2019 and 2018 in the accompanying Statements of Operations.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. There were no Working Capital Loans outstanding as of December 31, 2018.

On March 4, 2019, we issued the Convertible Note to our Sponsor, pursuant to which the Sponsor agreed to provide a Working Capital Loan to the Company of up to $1.5 million. We were provided $400,000 in loan proceeds on March 4, 2019 pursuant to the Convertible Note. The Convertible Note does not bear interest and our Sponsor has agreed to waive all unpaid principal under the Convertible Note until the earlier of June 22, 2020 and the consummation of the initial business combination. Our Sponsor will have the option to convert any amounts outstanding under the Convertible Note, up to $1.5 million in the aggregate, into warrants of the post-business combination entity to purchase Class A ordinary shares at a conversion price of $1.00 per warrant. The terms of such warrants will be identical to the private placement warrants, including that each such warrant will entitle the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to the same adjustments applicable to the private placement warrants. Under the Convertible Note, our Sponsor has waived any and all right, title, interest or claim of any kind in or to any distribution of or from the Trust Account, including any right to seek recourse, reimbursement, payment or satisfaction for any claim against the Trust Account.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2019, 14,475,054 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Off-Balance Sheet Arrangements and Contractual Obligations

As of March 31, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

As of March 31, 2019, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, were invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we do not believe that there will be an associated material exposure to interest rate risk.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2019, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

As of the date of this Report, there have been no material changes to the risk factors disclosed in our Form 10-K filed with the SEC on March 5, 2019.  Any of these factors could result in a significant or material adverse effect on our result of operations or financial conditions.  Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.  We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

Use of Proceeds

In connection with the Initial Public Offering, the Company incurred offering costs of approximately $9.2 million, inclusive of $5.4338 million in deferred underwriting commissions. Other incurred offering costs consisted principally of formation and preparation fees related to the Initial Public Offering. The Sponsor and its affiliate had agreed to loan the Company up to $500,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note. This loan was non-interest bearing and became payable upon the completion of the Initial Public Offering. The Company fully repaid the loan from the proceeds of the Initial Public Offering not placed in the Trust Account on June 22, 2018.

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

LF CAPITAL ACQUISITION CORP.

	By:	/s/ Philippe De Backer
Dated: May 9, 2019		Name: Philippe De Backer Title: Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Scott Reed
Dated: May 9, 2019		Name: Scott Reed Title: Chief Financial Officer
(Principal Financial and Accounting Officer)