Form 10-Q
period 2019-06-30
LF Capital Acquisition Corp.
filed 2019-08-09
CIK 1721386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock	LFAC	The Nasdaq Stock Market LLC

As of August 9, 2019, 15,525,000 Class A common stock, par value $0.0001 per share, and 3,881,250 Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

1

LF CAPITAL ACQUISITION CORP.

Form 10-Q

For the Quarter Ended June 30, 2019

PART I - FINANCIAL INFORMATION

Item 1.	Interim Financial Statements

LF CAPITAL ACQUISITION CORP.

UNAUDITED CONDENSED BALANCE SHEETS

	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$179,418	$196,804
Prepaid expenses	282,569	43,214
Total current assets	461,987	240,018
Marketable securities held in Trust Account	160,946,100	159,718,098
Total assets	$161,408,087	$159,958,116

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$143,272	$108,292
Accrued expenses	9,679	6,500
Note payable - related parties	400,000	—
Franchise tax payable	20,000	200,000
Total current liabilities	572,951	314,792
Deferred tax liability	202,359	—
Deferred underwriting commissions	5,433,750	5,433,750
Total liabilities	6,209,060	5,748,542

Commitments
Class A common stock, $0.0001 par value; 14,483,994 and 14,500,444 shares subject to possible redemption at $10.37 and $10.29 per share at June 30, 2019 and December 31, 2018, respectively	150,199,018	149,209,569

Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at June 30, 2019 and December 31, 2018, respectively	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 1,041,006 and 1,024,556 shares issued and outstanding (excluding 14,483,994 and 14,500,444 shares subject to possible redemption) at June 30, 2019 and December 31, 2018, respectively	104	102
Convertible Class B common stock, $0.0001 par value; 15,000,000 shares authorized; 3,881,250 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	388	388
Additional paid-in capital	3,539,797	4,529,248
Retained earnings	1,459,720	470,267
Total stockholders' equity	5,000,009	5,000,005
Total Liabilities and Stockholders' Equity	$161,408,087	$159,958,116

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

LF CAPITAL ACQUISITION CORP.

UNAUDITED CONDENSED INTERIM STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
General and administrative expenses	$195,018	$135,011	$432,117	$191,350
Franchise tax expense	50,000	100,000	100,000	98,618
Loss from operations	(245,018)	(235,011)	(532,117)	(289,968)
Interest earned on investments and marketable securities	965,040	—	1,900,169	1
Income (loss) before income tax expense	720,022	(235,011)	1,368,052	(289,967)
Income tax expense	193,059	—	378,599	—
Net income (loss)	$526,963	$(235,011)	$989,453	$(289,967)

Weighted average shares outstanding of Class A common stock	15,525,000	15,525,000	15,525,000	15,525,000
Basic and diluted net income per share, Class A	$0.05	$(0.00)	$0.09	$(0.00)
Weighted average shares outstanding of Class B common stock	3,881,250	3,881,250	3,881,250	3,881,250
Basic and diluted net loss per share, Class B	$(0.05)	$(0.06)	$(0.11)	$(0.07)

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

LF CAPITAL ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	For the Six Months Ended June 30, 2019
	Common Stock				Additional		Total
	Class A		Class B		Paid-in	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance - December 31, 2018	1,024,556	$102	3,881,250	$388	$4,529,248	$470,267	$5,000,005
Common stock subject to possible redemption	25,390	3	—	—	(462,492)	—	(462,489)
Net income	—	—	—	—	—	462,490	462,490
Balance - March 31, 2019 (Unaudited)	1,049,946	105	3,881,250	$388	$4,066,756	$932,757	$5,000,006
Common stock subject to possible redemption	(8,940)	(1)	—	—	(526,959)	—	(526,960)
Net income	—	—	—	—	—	526,963	526,963
Balance - June 30, 2019 (Unaudited)	1,041,006	$104	3,881,250	$388	$3,539,797	$1,459,720	$5,000,009

	For the Six Months Ended June 30, 2018
	Common Stock				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholder's
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - March 31, 2018 (unaudited)	—	$—	3,881,250	$388	$24,612	$(177,539)	$(152,539)
Sale of units in initial public offering	15,525,000	1,552	—	—	155,248,448	—	155,250,000
Offering costs	—	—	—	—	(9,215,627)	—	(9,215,627)
Sale of private placement warrants to Sponsor in private placement	—	—	—	—	7,760,000	—	7,760,000
Common stock subject to possible redemption	(14,549,688)	(1,455)	—	—	(148,405,363)	—	(148,406,818)
Net loss	—	—	—	—	—	(235,011)	(235,011)
Balance - June 30, 2018 (unaudited)	975,312	$97	3,881,250	$388	$5,412,070	$(412,550)	$5,000,005

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

LF CAPITAL ACQUISITION CORP.

UNAUDITED CONDENSED INTERIM STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2019	2018
Cash Flows from Operating Activities:
Net income (loss)	$989,453	$(289,967)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Deferred tax	202,359	$—
Interest earned on investments and marketable securities held in Trust Account	(1,899,719)	—
Changes in operating assets and liabilities:
Prepaid expenses	(239,355)	(59,166)
Accounts payable	34,980	(32,954)
Accrued expenses	3,179	108,900
Franchise tax payable	(180,000)	—
Net cash used in operating activities	(1,089,103)	(273,187)

Cash Flows from Investing Activities
Interest released from Trust Account	671,717	—
Principal deposited in Trust Account	—	(158,355,000)
Net cash provided by (used in) investing activities	671,717	(158,355,000)

Cash Flows from Financing Activities:
Proceeds from note payable to related parties	400,000	260,000
Repayment of note payable to related parties	—	(460,000)
Proceeds received from initial public offering	—	155,250,000
Offering costs	—	(3,294,313)
Proceeds received from private placement	—	7,760,000
Net cash provided by financing activities	400,000	159,515,687

Net (decrease) increase in cash	(17,386)	887,500

Cash - beginning of the period	196,804	19,538
Cash - end of the period	$179,418	$907,038

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accounts payable	$—	$269,281
Offering costs included in accrued expenses	$—	$40,000
Deferred underwriting commissions in connection with the initial public offering	$—	$5,433,750
Reclassification of deferred offering costs to paid-in capital	$—	$178,273
Change in Class A common stock subject to possible redemption	$989,449	$148,495,241

Supplemental cash flow disclosure:
Cash paid for income taxes	$391,467	$—

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

All activity through June 30, 2019 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), and, since the closing of the Initial Public Offering, a search for a Business Combination candidate. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on June 19, 2018. On June 22, 2018, the Company consummated its Initial Public Offering of 15,525,000 units (each, a “Unit” and collectively, the “Units” and with respect to the ordinary shares included in the Units, the “Public Shares”), including 2,025,000 Units issued pursuant to the exercise in full of the underwriters’ over-allotment option, at $10.00 per Unit, generating gross proceeds of $155.25 million, and incurring offering costs of approximately $9.3 million, inclusive of $5.4338 million in deferred underwriting commissions (Note 3).

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

If the Company is unable to complete a Business Combination on June 22, 2020 (the “Combination Date”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding Public Shares which redemption will completely extinguish public stockholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law.

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

The initial stockholders have agreed to waive their liquidation rights with respect to the founder shares if the Company fails to complete a Business Combination by the Combination Date. However, if the initial stockholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination by the Combination Date. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination by the Combination Date and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.20 per share initially held in the Trust Account (or less than that in certain circumstances). In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company, jointly and severally, if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent auditors), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Going Concern

As of June 30, 2019, the Company had approximately $179,000 in its operating bank accounts, a working capital deficit of approximately $111,000, and approximately $2.6 million of interest income available in the Trust Account to pay for franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses).

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 22, 2020.

Note 2.   Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements as of June 30, 2019, for the three and six months ended June 30, 2019 and 2018, have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. These unaudited condensed financial statements should be read in conjunction with the audited financial statements contained in the Company’s Form 10-K filed with the SEC on March 5, 2019. The consolidated balance sheet as of December 31, 2018 is derived from the audited consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC.

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

LF CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents and marketable securities held for trading. Cash and cash equivalents are maintained in accounts with financial institutions, which, at times may exceed the Federal depository insurance coverage of $250,000. At June 30, 2019 and December 31, 2018, the Company had not experienced losses on this account and management believes the Company is not exposed to significant credit risks on such account. The Company’s marketable securities portfolio consists entirely of U.S Treasury Bills with an original maturity of 180 days or less.

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

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

• ·	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;
• ·	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
• ·	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

ASC 820, Fair Value Measurement and Disclosures, requires all entities to disclose the fair value of financial instruments, both assets and liabilities for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of June 30, 2019 and December 31, 2018, the recorded values of cash and cash equivalents, prepaid expenses, accounts payable, related party loan, and accrued expenses approximate the fair values due to the short-term nature of the instruments. The Company’s portfolio of marketable securities is comprised solely of an investment in a money market fund with an original maturity of 180 days or less. The fair value for trading securities is determined using quoted market prices.

LF CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2019 and December 31, 2018, 14,483,994 and 14,500,444 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets, respectively.

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

Reconciliation of net income (loss) per common stock

The Company’s net income (loss) is adjusted for the portion of income that is attributable to Class A common stock subject to redemption, as these shares only participate in the earnings of the Trust Account (less applicable taxes) and not the income or losses of the Company. Accordingly, basic and diluted income per Class A and Class B common stock are calculated as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)	$526,963	$(235,011)	$989,453	$(289,967)
Less: Income attributable to Class A common stock	(721,981)	—	(1,421,570)	—
Adjusted net income (loss) attributable to Class B common stock	$(195,018)	$(235,011)	$(432,117)	$(289,967)

Weighted average shares outstanding of Class A common stock	15,525,000	15,525,000	15,525,000	15,525,000
Basic and diluted net income (loss) per share, Class A	$0.05	$(0.00)	$0.09	$(0.00)
Weighted average shares outstanding of Class B common stock	3,881,250	3,881,250	3,881,250	3,881,250
Basic and diluted net income (loss) per share, Class B	$(0.05)	$(0.06)	$(0.11)	$(0.07)

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2019. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

LF CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

The Company has recorded deferred tax liabilities relating to unrealized gains on investments as of June 30, 2019 amounting to approximately $202,000, as well as deferred tax assets relating to expenses deferred for income tax purposes and an offsetting full valuation allowance of approximately $233,000.

The table below presents the Company’s deferred tax liabilities:

	June 30, 2019	December 31, 2018
Deferred tax assets:
Net operating loss carryovers	$—	$—
Start-up cost	233,311	145,009
Total deferred tax assets	233,311	145,009
Valuation allowance	(233,311)	(145,009)

Deferred tax liabilities
Unrealized gain/loss	(202,359)	—
Net Deferred tax assets/(liabilities), net of allowance	(202,359)	$—

The table below presents the components of the provision for income taxes:

	June 30, 2019	December 31, 2018
Federal
Current	$174,456	$311,183
Deferred	114,057	(119,993)
State and Local
Current	—	—
Deferred	—	13,984
Change in Valuation allowance	88,302	106,009
Income tax provision (benefit)	$376,815	$311,183

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

Each Private Placement Warrant is exercisable to purchase one Class A share at $11.50 per share. A portion of the proceeds from the Private Placement Warrants was added to the proceeds from the Initial Public Offering to be held in the Trust Account. If the Company does not complete a Business Combination by the Combination Date, the Private Placement Warrants will expire worthless.

LF CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

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

Office Space and Related Support Services

The Company agreed, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, utilities and secretarial and administrative support. The Company incurred $30,000 and $60,000 in expenses in connection with such services during the three and six months ended June 30, 2019, respectively, and none during the three and six months ended June 30, 2018, as reflected in the accompanying Statements of Operations.

Board Member Agreement

In September 2017, the Company entered into an agreement with one of its board members, pursuant to which the board member will be paid a cash fee of $150,000 per annum in exchange for his service. The agreement was effective as of October 1, 2017 and last until the earlier of December 2019 or the closing of the initial Business Combination. The Company incurred $37,500 and $75,000 in fees related to this service during each three and six months ended June 30, 2019, respectively, and $37,500 and $75,000 in fees related to this service during the three and six months ended June 30, 2018, respectively, in the accompanying Statements of Operations.

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

LF CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

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

Note 7.   Stockholders’ equity

Class A Common stock - The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. At June 30, 2019 and December 31, 2018, there were 15,525,000 Class A common stock issued or outstanding, including 14,483,994 and 14,500,444 share of Class A common stock subject to possible redemption, respectively.

Holders of the Class A common stock and holders of the Class B common stock will vote together as a single class on all matters submitted to a vote of our stockholders, except as required by law. Each share of common stock will have one vote on all such matters.

Class B Common stock - The Company is authorized to issue 15,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share on each matter on which they are entitled to vote. In August 2017, the Company initially issued 4,312,500 Class B common stock. In February 2018, in connection with the decrease of the size of the Initial Public Offering, the Sponsor forfeited 431,250 shares of Class B common stock, resulting in a decrease in the total number of founder shares from 4,312,500 to 3,881,250. All share amounts presented in the financial statements have been retroactively restated to reflect these share forfeitures. Of the 3,881,250 shares of Class B common stock, an aggregate of up to 506,250 shares were subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full. As of June 22, 2018, the underwriter exercised its over-allotment option in full, hence, these 506,250 shares were no longer subject to forfeiture. At June 30, 2019, there were 3,881,250 Class B common stock issued or outstanding.

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

Preferred Stock - The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share. At June 30, 2019 and December 31, 2018, there are no preferred shares issued or outstanding.

Warrants - At June 30, 2019 and December 31, 2018, there are 23,285,000 outstanding warrants, consisting of 15,525,000 Public Warrants and 7,760,000 Private Placement Warrants, each warrant exercisable at $11.50 into one share of Class A common stock.

LF CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

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

The exercise price and number of Class A shares issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuance of Class A shares at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants shares. If the Company is unable to complete a Business Combination by the Combination Date and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

LF CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

Note 8 - Fair Value Measurements

The following table presents information about the Company’s assets that are measured on a recurring basis as of June 30, 2019 and December 31, 2018 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

June 30, 2019

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets held in Trust:
U.S. Treasury Securities and money markets	$160,946,100	$—	$—
	$160,946,100	$—	$—

December 31, 2018

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets held in Trust:
Money Market Fund	$159,718,098	$—	$—
	$159,718,098	$—	$—

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for the six months ended June 30, 2019.

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

If we are unable to complete a Business Combination on or prior to June 22, 2020, or the Combination Date, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding Public Shares which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and our board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of our company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law.

Results of Operations

Our entire activity since inception up to June 30, 2019 was in preparation for our Initial Public Offering, and since the offering, our activity has been limited to the search for a prospective initial Business Combination, and we will not be generating any operating revenues until the closing and completion of our initial Business Combination. Going forward, we expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2019, 2019, we had net income of approximately $527,000, which consisted of approximately $965,000 in interest earned on investments and marketable securities, offset by approximately $195,000 in general and administrative costs, $50,000 in franchise tax expense, and approximately $193,000 in income tax expense.

For the three months ended June 30, 2018, we had net loss of approximately $235,000, which consisted of approximately $135,000 in general and administrative costs and $100,000 in franchise tax expense.

For the six months ended June 30, 2019, we had net income of approximately $989,000, which consisted of approximately $1.9 million in interest earned on investments and marketable securities, offset by approximately $432,000 in general and administrative costs, $100,000 in franchise tax expense, and approximately $379,000 in income tax expense.

For the six months ended June 30, 2018, we had net loss of approximately $290,000, which consisted of approximately $191,000 in general and administrative costs and approximately $99,000 in franchise tax expense.

Liquidity and Going Concern

As of June 30, 2019, we had approximately $179,000 in our operating bank accounts, a working capital deficit of approximately $111,000, and approximately $2.6 million of interest income available in the Trust Account to pay for franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses).

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

In connection with our management’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after June 22, 2020.

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

Office Space and Related Support Services

We agreed, commencing on the effective date of the Initial Public Offering through the earlier of our consummation of a Business Combination and our liquidation, to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, utilities and secretarial and administrative support. We incurred $30,000 and $60,000 in fees related to this service during the three and six months ended June 30, 2019, respectively, and none during the three and six months ended June 30, 2018, as reflected in the accompanying Statements of Operations.

Board Member Agreement

In September 2017, we entered into an agreement with one of our board members, pursuant to which the board member will be paid a cash fee of $150,000 per annum in exchange for his service. The agreement was effective as of October 1, 2017 and will last until the earlier of December 2019 or the closing of the initial Business Combination. We incurred $37,500 and $75,000 in fees related to this service during each three and six months ended June 30, 2019, respectively, and $37,500 and $75,000 in fees related to this service during the three and six months ended June 30, 2018, respectively, in the accompanying Statements of Operations.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. There were no Working Capital Loans outstanding as of June 30, 2019 and December 31, 2018.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2019, 14,483,994 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Off-Balance Sheet Arrangements and Contractual Obligations

As of June 30, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

As of June 30, 2019, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, were invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we do not believe that there will be an associated material exposure to interest rate risk.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2019, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Use of Proceeds

In connection with the Initial Public Offering, the Company incurred offering costs of approximately $9.2 million, inclusive of $5.4338 million in deferred underwriting commissions. Other incurred offering costs consisted principally of underwriting commissions, formation and preparation fees related to the Initial Public Offering. The Sponsor and its affiliate had agreed to loan the Company up to $500,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note. This loan was non-interest bearing and became payable upon the completion of the Initial Public Offering. The Company fully repaid the loan from the proceeds of the Initial Public Offering not placed in the Trust Account on June 22, 2018.

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

LF CAPITAL ACQUISITION CORP.

	By:	/s/ Philippe De Backer
Dated: August 9, 2019		Name: Philippe De Backer Title: Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Scott Reed
Dated: August 9, 2019		Name: Scott Reed Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

