Form 10-K
period 2019-12-31
LF Capital Acquisition Corp.
filed 2020-02-24
CIK 1721386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 001-38545

LF CAPITAL ACQUISITION CORP.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	82-2196021
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

600 Madison Avenue, New York, NY	10022
(Address of Principal Executive Offices)	(Zip Code)

(212) 688-1005

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Units, each consisting of one Class A share of Common Stock, $0.0001 par value, and one warrant to purchase one Class A share of Common Stock	The NASDAQ Capital Market
Class A Common Stock, par value $0.0001 per share	The NASDAQ Capital Market
Warrants to purchase one share of Class A Common Stock	The NASDAQ Capital Market

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

As of March [_], 2020, 15,525,000 Class A common stock, par value $0.0001 per share, and 3,881,250 Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

As of June 30, 2019, the aggregate market value of the ordinary shares held by non-affiliates of the registrant was $158,044,500 (based on the closing sales price of the Class A Common Stock on June 30, 2019 of $10.18).

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

Business Strategy

Our acquisition and value creation strategy is to identify, acquire and, after our initial business combination, build a company in the financial services industry that reflects the experience of our management team and can benefit from their financial, operational and strategic expertise. Our acquisition strategy leverage s our team’s network of potential proprietary and public transaction sources where we believe a combination of our relationships, knowledge and experience in the financial services industry could affect a positive transformation or augmentation of existing businesses or properties to improve their overall value proposition.

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

Financial Position

Our funds available held in trust for a business combination are approximately $156,600,000 (as of December 31, 2019), after payment of $5,433,750 of deferred underwriting fees, in each case before fees and expenses associated with our initial business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

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

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity groups, investment banking firms, consultants, accounting firms and large business enterprises. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read this Annual Report and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). We have agreed to pay our sponsor or an affiliate of our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support and to reimburse our sponsor for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination. We have paid B. Prot Conseils, an entity controlled by Mr. Baudouin Prot, $12,500 per month from September 2017 through December 2019. We have agreed that no further monthly fees will be paid on a current monthly basis to Mr. Prot, however, if the Company completes its acquisition of a target company prior to June 18, 2020, the Company shall pay Mr. Prot $12,500 for each month Mr. Prot has continued to provide services to the Company since January 1, 2020. If the Company does not complete its acquisition of a target company prior to June 18, 2020 then no further fees will be payable to Mr. Prot following December 31, 2019. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an acquisition candidate.

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

Tendering Stock Certificates in Connection with a Tender Offer or Redemption Rights

We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements. Accordingly, a public stockholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the vote on the business redemption rights. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

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

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We had access to up to approximately $850,000 from the proceeds of our initial public offering with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

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

Facilities

We currently maintain our executive offices at the offices of our Sponsor which are located at 600 Madison Avenue, New York, NY. The cost for our use of this space is included in the up to $10,000 per month fee we pay to our sponsor or an affiliate of our sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

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

At the time we enter into an agreement for our initial business combination, we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with a business combination. The per-share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the per-share value of shares held by non-redeeming stockholders will reflect our obligation to pay the deferred underwriting commissions.

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

We may have a limited ability to assess the management of a prospective target business and, as a result, may affect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company, which could, in turn, negatively impact the value of our stockholders’ investment in us.

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

Our Sponsor owns 3,578,250 shares and our anchor investor owns 243,000 founder shares.

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

If we effect our initial business combination with a company with operations or opportunities outside of the U.S., we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	higher costs and difficulties inherent in managing cross-border business operations and complying with different commercial and legal requirements of overseas markets;
•	rules and regulations regarding currency redemption;
•	complex corporate withholding taxes on individuals;
•	laws governing the manner in which future business combinations may be affected;
•	tariffs and trade barriers;
•	regulations related to customs and import/export matters;
•	longer payment cycles and challenges in collecting accounts receivable;
•	tax issues, such as tax law changes and variations in tax laws as compared to the U.S.;
•	currency fluctuations and exchange controls;
•	rates of inflation;
•	cultural and language differences;
•	employment regulations;
•	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters and wars;
•	deterioration of political relations with the U.S.; and
•	government appropriations of assets.

We may not be able to adequately address these additional risks. If we were unable to do so, our operations might suffer, which may adversely impact our results of operations and financial condition.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We do not own any real estate or other physical properties materially important to our operation. Our executive offices are located at the offices of our Sponsor which are located at 600 Madison Avenue, New York, NY. 10022. Our executive offices are provided to us by our sponsor. Beginning June 22, 2018, we agreed to pay our sponsor or an affiliate of our sponsor a total of up to $10,000 per month for office space, utilities and secretarial and administrative support. We consider our current office space adequate for our current operations.

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

The following table sets forth, for the calendar quarter indicated, the high and low sales prices per Unit as reported on the NASDAQ for the period from June 20, 2018 (the first day on which Units began trading) through December 31, 2019, and for our Class A Common Stock and Warrants for the period from June 29, 2018 (the first day on which our Class A Common Stock and Warrants were traded separately) through December 31, 2019.

	Units (LFACU)		Class A Common Stock (LFAC)		Warrants (LFACW)
	High	Low	High	Low	High	Low
Year ended December 31, 2019
Quarter ended March 31, 2019	$10.40	$10.10	$10.05	$9.77	$0.48	$0.33
Quarter ended June 30, 2019	$10.48	$10.30	$10.18	$10.05	$0.37	$0.31
Quarter ended September 30, 2019	$10.59	$10.36	$10.27	$10.14	$0.35	$0.29
Quarter ended December 31, 2019	$11.08	$10.45	$10.36	$10.24	$0.45	$0.30
Year ended December 31, 2018
Quarter ended June 30, 2018[1][2]	$10.09	$9.98	$9.65	$9.60	$0.52	$0.47
Quarter ended September 30, 2018	$10.18	$10.05	$9.63	$9.56	$0.62	$0.50
Quarter ended December 31, 2018	$10.18	$10.01	$9.78	$9.56	$0.60	$0.39

[1]	Beginning on June 20, 2018 with respect to LFACU
[2]	Beginning on June 29, 2018 with respect to LFAC and LFACW

(b)	Holders

On February 21, 2020, there was 1 holder of record of our units, 1 holder of record of our Class A common stock, 7 holders of our Class B common stock and 5 holders of record of our warrants.

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

None.

(e)	Recent Sales of Unregistered Securities and Use of Proceeds from Registered Offerings

None

(f)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion And Analysis

References to “we”, “us”, “our” or the “Company” are to LF Capital Acquisition Corp., except where the context requires otherwise. The following discussion should be read in conjunction with our financial statements and related notes thereto included elsewhere in this report.

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

For the year ended December 31, 2019, we had net income of approximately $1.8 million, which consisted of approximately $3.5 million in interest earned on investments and marketable securities held in the Trust Account, offset by approximately $826,000 in general and administrative expenses, $200,000 in franchise tax expense, and approximately $676,000 in income tax expense.

For the year ended December 31, 2018, we had net income of approximately $593,000, which consisted of approximately $1.7 million in interest earned on investments and marketable securities held in the Trust Account, offset by approximately $586,000 in general and administrative expenses, $199,000 in franchise tax expense, and approximately $311,000 in income tax expense.

Liquidity and Capital Resources

As of December 31, 2019, we had approximately $161,000 in our operating bank accounts, and working capital deficit of approximately $477,000.

To date, our liquidity needs have been satisfied through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the founder shares to the Sponsor, loans from the Sponsor, and the proceeds from the consummation of the Private Placement not held in Trust Account, and interest earned and released from the Trust Account of approximately $1.5 million since inception to pay for our tax obligations. We fully repaid the loan from the proceeds of the Initial Public Offering not being placed in the Trust Account on June 22, 2018.

On March 4, 2019, we issued a convertible note (“Convertible Note”) to our Sponsor, pursuant to which our Sponsor agreed to provide a Working Capital Loan to us of up to $1.5 million. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. We were provided $400,000, $350,000 and $130,000 in loan proceeds on March 4, 2019, August 19, 2019 and January 10, 2020, respectively, for an aggregate amount of $880,000, pursuant to the amended Convertible Note.

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

Office Space and Related Support Services

We agreed, commencing on the effective date of the Initial Public Offering in June 2018 through the earlier of our consummation of a Business Combination and our liquidation, to pay our Sponsor a monthly fee of $10,000 or an affiliate of our sponsor for office space, utilities and secretarial and administrative support. We incurred $120,000 and $60,000 in fees related to this service during the years ended December 31, 2019 and 2018 in the accompanying Statements of Operations.

Board Member Agreement

In September 2017, we entered into an agreement with B. Prot Conseils, an entity controlled by Mr. Baudouin Prot, one of our board members, pursuant to which the board member will be paid a cash fee of $150,000 per annum in exchange for his service. The agreement was effective as of October 1, 2017 and lasted until December 2019. We incurred approximately $150,000 in fees related to this service during the years ended December 31, 2019 and 2018 in the accompanying Statements of Operations. On February 20, 2020, we have agreed to amend its arrangement with Mr. Prot, pursuant to which no further monthly fees will be paid on a current monthly basis to Mr. Prot, however, if we complete our acquisition of a target company prior to June 18, 2020, we shall pay Mr. Prot $12,500 for each month Mr. Prot has continued to provide services to us since January 1, 2020. If we do not complete our acquisition of a target company prior to June 18, 2020 then no further fees will be payable to Mr. Prot following December 31, 2019.

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

There were no Working Capital Loans outstanding as of December 31, 2018. On March 4, 2019, we issued a convertible note (“Convertible Note”) to our Sponsor, pursuant to which our Sponsor agreed to provide a Working Capital Loan to us of up to $1.5 million. We were provided $400,000 and $350,000 in loan proceeds on March 4, 2019 and August 19, 2019, for an aggregate amount of $750,000, pursuant to the amended Convertible Note.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2019 and 2018, 14,461,820 and 14,500,444 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our balance sheets, respectively.

Off-Balance Sheet Arrangements and Contractual Obligations

As of December 31, 2019 and 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Item 7A. Quantitative And Qualitative Disclosures About Market Risk

As of December 31, 2019 and 2018, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, were invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we do not believe that there will be an associated material exposure to interest rate risk.

Item 8. Financial Statements And Supplementary Data

This information appears following Item 15 of this Report and is incorporated herein by reference.

Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

None.

Item 9A. Controls And Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2019, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On February 20, 2020, we have agreed to amend our arrangement with Mr. Baudouin Prot such that no further monthly fees will be paid on a current monthly basis to Mr. Prot, however, if the Company completes its acquisition of a target company prior to June 18, 2020, the Company shall pay Mr. Prot $12,500 for each month Mr. Prot has continued to provide services to the Company since January 1, 2020. If the Company does not complete its acquisition of a target company prior to June 18, 2020 then no further fees will be payable to Mr. Prot following December 31, 2019.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

As of the date of this Annual Report, our officers and directors will be as follows:

Name	Age	Position
Baudouin Prot	74	President, Chief Financial Officer and Director
Philippe De Backer	63	Director
Scott Reed	49	Director
Elias Farhat	54	Director
Gregory P. Wilson	67	Director
Djemi Traboulsi	52	Director
James Erwin	75	Director
Karen Wendel	62	Director

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

Scott Reed has been a Director and our President and Chief Financial Officer since October 2017. Mr. Reed is the co-founder of BankCap Partners, a private equity firm that focuses on investments in the U.S. commercial banking space, and has served as a Partner and Director of BankCap Partners since May 2006. Mr. Reed has over 20 years in the financial services and strategic consulting industries. As a Partner at BankCap, Mr. Reed focuses on transaction sourcing, structuring and processing, capital raising activities and oversight of BankCap’s portfolio investments. Mr. Reed began his career as a derivatives trader at Swiss Bank Corporation from 1992 to 1995. Mr. Reed worked as a consultant at Bain & Company from 1997 to 2000. Mr. Reed was an investment banker in the Financial Institutions Group at Bear Stearns from 2000 to 2002. Prior to founding BankCap, Mr. Reed was Senior Vice President, Director of Corporate Strategy and Planning of Carreker Corporation, a financial technology company based in Dallas. Mr. Reed is a graduate of the University of Virginia with a B.S. in Commerce and a B.A. in History. Mr. Reed received his MBA from the Amos Tuck School at Dartmouth College, where he was an Edward Tuck Scholar. Mr. Reed currently serves as a director of Silvergate Capital Corporation, Vista Bancshares and InBankshares Corporation (as well as a director of each of the three institutions’ underlying commercial banks),Uncommon Giving Corporation and previously served as a director of Xenith Bankshares and the institutions underlying commercial bank.

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

Number and Terms of Office of Officers and Directors

We have eight directors. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. The term of office of the first class of directors, consisting of James Erwin and Karen Wendel, expired at our first annual meeting of stockholders and James Erwin and Karen Wendel were re-elected for another three-year term. The term of office of the second class of directors, consisting of Gregory Wilson, Scott Reed and Philippe De Backer will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Baudouin Prot, Djemi Traboulsi and Elias Farhat, will expire at the third annual meeting of stockholders.

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

Notwithstanding the foregoing, as indicated above, other than the $10,000 per month administrative fee payable to our sponsor or an affiliate of our sponsor and reimbursement of expenses and our agreement with Baudouin Prot pursuant to which we have paid Mr. Baudouin Prot $12,500 per month through December 2019, no compensation of any kind, including finders, consulting or other similar fees, will be paid by us to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of a business combination. However, while we have agreed that no further monthly fees will be paid on a current monthly basis to Mr. Prot, if the Company completes its acquisition of a target company prior to June 18, 2020, the Company shall pay Mr. Prot $12,500 for each month Mr. Prot has continued to provide services to the Company since January 1, 2020. If the Company does not complete its acquisition of a target company prior to June 18, 2020 then no further fees will be payable to Mr. Prot following December 31, 2019.

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

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. We have filed a copy of our Code of Ethics as an exhibit to our registration statement in connection with our initial public offering. You may review our Code of Ethics by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us.

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

Below is a table summarizing the entities to which our executive officers, directors and director nominees currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
Scott Reed	Silvergate Capital Corporation	Bank	Director
Scott Reed	Vista Bancshares	Bank	Director
Scott Reed	InBankshares Corporation	Bank	Director
Scott Reed	Uncommon Giving Corporation	Technology	Director
Elias Farhat	Equity Partners Candriam	Private Equity Firm	Partner
Elias Farhat	Investors Group	Asset Manager	Chief Strategy Officer
Baudouin Prot	Veolia Environment, S.A.	BGL BNP Paribas S.A	Director
Baudouin Prot	Kering SA	Luxury Goods	Director
Baudouin Prot	Eoncia Group S.A.	Property Management	Director
Baudouin Prot	BGL BNP Paribas S.A	Bank	Director

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

Item 11. Executive Compensation

With the exception of Baudouin Prot, none of our officers or directors has received any cash compensation for services rendered to us. We have agreed to pay our sponsor or an affiliate of our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. No compensation of any kind, including finder’s and consulting fees, will be paid to our sponsor, officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of our initial business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates. Our Sponsor has paid Mr. Baudouin Prot $12,500 per month through December 2019. We have agreed that no further monthly fees will be paid on a current monthly basis to Mr. Prot, however, if the Company completes its acquisition of a target company prior to June 18, 2020, the Company shall pay Mr. Prot $12,500 for each month Mr. Prot has continued to provide services to the Company since January 1, 2020. If the Company does not complete its acquisition of a target company prior to June 18, 2020 then no further fees will be payable to Mr. Prot following December 31, 2019.

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

Item 12. Security Ownership Of Certain Beneficial Owners And Management And Related Shareholder Matters

The following table sets forth information available to us regarding the beneficial ownership of our common stock as of February 21, 2020, by:

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

The following table presents the number of shares and percentage of our common stock owned by our initial stockholders.

	After Offering
Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Approximate Percentage of Outstanding Common Stock(2)
Level Field Capital, LLC(3)	3,578,250	18.4%
Baudouin Prot	—	*
Philippe De Backer	—	*
Scott Reed	—	*
Elias Farhat(3)	3,578,250	18.4%
Gregory P. Wilson	20,000	*
James Erwin	20,000	*
Djemi Traboulsi(3)	3,578,250	18.4%
Karen Wendel	20,000	*
All executive officers and directors as a group (8 individuals)	3,638,250	18.7%
Karpus Investment Management(4)	1,775,300	9.1%
Blackrock, Inc.(5)	1,215,000	6.3%
Hawkeye Capital Master(6)	1,100,000	5.7%
Oxford Asset Management LLP(7)	940,000	4.8%
AQR Capital Management, LLC(8)	960,000	4.9%
Glazer Capital, LLC(9)	1,248,600	6.4%

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o LF Capital Acquisition Corp., 600 Madison Avenue, New York, NY 10022.

(2)	Interests shown consist solely of founder shares, classified as shares of Class B common stock. Such shares will automatically convert into shares of Class A common stock at the time of our initial Business combination on a one-for-one basis, subject to adjustment, as described in the section of this Annual Report entitled “Description of Securities.” The information on the approximate percentage ownership of our outstanding common stock is of our Class A common stock and Class B common stock on a combined basis.

(3)	Level Field Capital, LLC is the record holder of the shares reported herein. Level Field Partners, LLC is the managing member of Level Field Capital, LLC. Level Field Management, LLC is the managing member of Level Field Partners, LLC. Level Field Management, LLC is managed by its two members, Elias Farhat and Djemi Traboulsi. Messrs. Farhat and Traboulsi disclaim beneficial ownership of these shares other than to the extent of any pecuniary interest they may have therein.

(4)	According to a Schedule 13G filed with the SEC on April 10, 2019 on behalf of Karpus Investment Management, a New York corporation. The business address of this shareholder is 183 Sully’s Trail, Pittsford, New York 14534.

(5)	According to a Schedule 13G filed with the SEC on February 10, 2020 on behalf of Blackrock, Inc., a Delaware corporation. The business address of this shareholder is 55 East 52nd Street, New York, New York 10055.

(6)	According to a Schedule 13G filed with the SEC on February 12, 2019 on behalf of Hawkeye Capital Master, a company incorporated under the laws of the Cayman Islands. The business address of this shareholder is w/o The Harbour Trust Co., Ltd. PO Box 897, Windward 1, Regatta Office Park, West Bay Road, Grand Cayman KY1-1103 Cayman Islands.

(7)	According to a Schedule 13G filed with the SEC on February 13, 2019 on behalf of Oxford Asset Management LLP, a limited liability partnership incorporated in England and Wales. The business address of this shareholder is OxAM House, 6 George Street, Oxford, United Kingdom, OX1 2BW.

(8)

According to a Schedule 13G/A filed with the SEC on February 14, 2019 on behalf of AQR Capital Management, LLC,  a Delaware limited liability company.  The business address of this shareholder is Two Greenwich Plaza, Greenwich, CT 06830.

(9)	According to a Schedule 13G filed with the SEC on February 14, 2019 on behalf of Glazer Capital, LLC, a Delaware limited liability company. The business address of this shareholder is 250 West 55th Street, Suite 30A, New York, New York 10019.

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

Our anchor investor owns 1,336,500 public units. Further, the anchor investor has agreed with us that, if it does not own a minimum of 1,336,500 public shares at the time of any stockholder vote with respect to an initial business combination or the business day immediately prior to the consummation of our initial business combination, it will forfeit all or a portion of the 267,300 founder shares it purchased prior to our initial public offering on a pro rata basis. In such a case, our sponsor (or its designee), will repurchase on a pro rata basis the private placement warrants held by our anchor investor at its original purchase price. There can be no assurance what amount of equity the anchor investor will retain, if any, upon the consummation of our initial business combination. As a result of the founder shares and private placement warrants that our anchor investor may hold, it may have different interests with respect to a vote on an initial business combination than other public stockholders.

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

As more fully discussed in Item 10 of this Annual Report — entitled “Conflicts of Interest,” if any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us. Commencing with the initial public offering, we have agreed to pay our sponsor or an affiliate of our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

Other than our agreement with B. Prot Conseils, an entity controlled by Mr. Baudouin Prot, pursuant to which we paid $12,500 per month through December 2019, no compensation of any kind, including finder’s and consulting fees, will be paid to our sponsor, officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination. However, while we have agreed that no further monthly fees will be paid on a current monthly basis to Mr. Prot, if the Company completes its acquisition of a target company prior to June 18, 2020, the Company shall pay Mr. Prot $12,500 for each month Mr. Prot has continued to provide services to the Company since January 1, 2020. If the Company does not complete its acquisition of a target company prior to June 18, 2020 then no further fees will be payable to Mr. Prot following December 31, 2019.

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

Our anchor investor purchased $13.365 million of public units in our initial public offering and we have agreed to direct the underwriters to sell to our anchor investor such number of public units. Further, the anchor investor has agreed with us that, if it does not own a minimum of 1,336,500 public shares at the time of any stockholder vote with respect to an initial business combination or the business day immediately prior to the consummation of our initial business combination, it will forfeit all or a portion of the 267,300 founder shares it purchased prior to our initial public offering on a pro rata basis. In such a case, our sponsor (or its designee), will repurchase on a pro rata basis the private placement warrants held by our anchor investor at its original purchase price. There can be no assurance what amount of equity the anchor investor will retain, if any, upon the consummation of our initial business combination. As a result of the founder shares and private placement warrants that our anchor investor may hold, it may have different interests with respect to a vote on an initial business combination than other public stockholders.

Our sponsor made a commitment to loan us up to $500,000 to be used for a portion of the expenses of our initial public offering. This loan is non-interest bearing, unsecured and was repaid upon the closing of our initial public offering. The value of our sponsor’s interest in this transaction corresponds to the principal amount outstanding under any such loan.

In addition, in order to finance transaction costs in connection with an intended initial business combination, on March 4, 2019, the Company issued the Convertible Note to our Sponsor, pursuant to which our Sponsor agreed to provide a Working Capital Loan to the Company of up to $1.5 million. The Company was provided $400,000 and $350,000 in loan proceeds on March 4, 2019 and August 19, 2019, respectively, for an aggregate amount of $750,000, pursuant to the Convertible Note. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

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

Audit Fees

During the years ended December 31, 2019 and 2018, audit fees for our independent registered public accounting firm were approximately $56,400 and $99,500, respectively.

Audit-Related Fees

During the years ended December 31, 2019 and 2018, audit-related fees for our independent registered public accounting firm were $0.

Tax Fees

During the years ended December 31, 2019 and 2018, fees for tax services for our independent registered public accounting firm were $0.

All Other Fees

During the years ended December 31, 2019 and 2018, fees for other services were $0.

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

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Bylaws (3)

4.1	Specimen Unit Certificate (2)

4.2	Specimen Class A Common Stock Certificate (2)

4.3	Specimen Warrant Certificate. (2)

4.4	Warrant Agreement, dated June 19, 2018, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (1)

10.1	Promissory Note issued to Level Field Capital, LLC. (2)

10.2	Securities Subscription Agreement between the Registrant and Level Field Capital, LLC. (2)

10.3	Amendment No. 1 to Promissory Note issued to Level Field Capital, LLC. (2)

10.4	Amendment No. 2 to Promissory Note issued to Level Field Capital, LLC (2)

10.5	Amendment No. 3 to Promissory Note issued to Level Field Capital, LLC.(2)

10.6	Chairman of the Board Agreement between the Registrant and Mr. Baudouin Prot. (2)

10.7	Letter Agreement, dated June 19, 2018, by and among the Company, each of its officers, directors and Level Field Capital, LLC. (1)

10.8	Investment Management Trust Agreement, dated June 19, 2018, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (1)

10.9	Registration Rights Agreement, dated June 19, 2018, by and between the Company and Level Field Capital, LLC, James Erwin, Karen Wendel, Gregory P. Wilson, Multi-Strategy Master Fund Limited, BlackRock Credit Alpha Master Fund L.P and HC NCBR Fund (1)

10.10	Private Placement Warrants Purchase Agreement, dated June 19, 2018, by and between the Company and Level Field Capital, LLC. (1)

10.11	Administrative Support Agreement, dated June 19, 2018, by and between the Company and Level Field Capital, LLC. (1)

10.12	Indemnity Agreement, dated June 19, 2018, by and between the Company and Karen Wendel (1)

10.13	Indemnity Agreement, dated June 19, 2018, by and between the Company and James Erwin (1)

10.14	Indemnity Agreement, dated June 19, 2018, by and between the Company and Djemi Traboulsi (1)

10.15	Indemnity Agreement, dated June 19, 2018, by and between the Company and Gregory P. Wilson (1)

10.16	Indemnity Agreement, dated June 19, 2018, by and between the Company and Elias Farhat (1)

10.17	Indemnity Agreement, dated June 19, 2018, by and between the Company and Scott Reed (1)

10.18	Indemnity Agreement, dated June 19, 2018, by and between the Company and Philippe De Backer (1)

10.19	Indemnity Agreement, dated June 19, 2018, by and between the Company and Baudouin Prot (1)

10.20	Form of Subscription Agreement between the Registrant, Level Field Capital, LLC and the anchor investor. (2)

10.21	Form of Amendment to Subscription Agreement between the Registrant and the anchor investor (2)

10.22	Convertible Promissory Note, dated March 4, 2019, between the Company and Level Field Capital, LLC

10.23	Amendment to the Chairman of the Board Agreement between Registrant and Mr. Baudouin Prot*

14.1	Form of Code of Ethics (2)

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

*	Filed herewith
**	Furnished herewith

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

February 24, 2020	LF CAPITAL ACQUISITION CORP.

	By:	/s/ Philippe De Backer
	Name:	Philippe De Backer
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Philippe De Backer	Chief Executive Officer and Director	February 24, 2020
Philippe De Backer	(Principal Executive Officer)

/s/ Scott Reed	President, Chief Financial Officer and Director	February 24, 2020
Scott Reed	(Principal Financial and Accounting Officer)

/s/Baudouin Prot	Chairman of the Board	February 24, 2020
Baudouin Prot

/s/ Djemi Traboulsi	Director	February 24, 2020
Djemi Traboulsi

/s/ Elias Farhat	Director	February 24, 2020
Elias Farhat

/s/ James Erwin	Director	February 24, 2020
James Erwin

/s/ Karen Wendel	Director	February 24, 2020
Karen Wendel

/s/ Greg Wilson	Director	February 24, 2020
Greg Wilson

LF CAPITAL ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of LF Capital Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of LF Capital Acquisition Corp. (the "Company") as of December 31, 2019 and 2018, the related statements of operations, changes in stockholders’ equity (deficit), and cash flows and the related notes to the financial statements (collectively, the financial statements) for the years ended December 31, 2019 and 2018. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s mandatory liquidation and subsequent dissolution if it does not complete a business combination by June 22, 2020 raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ RSM US LLP

We have served as the Company's auditor since 2017.

New York, New York

February 24, 2020

LF CAPITAL ACQUISITION CORP.

BALANCE SHEETS

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$161,405	$196,804
Prepaid expenses	304,077	43,214
Total current assets	465,482	240,018
Marketable securities held in Trust Account	162,019,909	159,718,098
Total assets	$162,485,391	$159,958,116

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$121,516	$108,292
Accrued expenses	30,610	6,500
Note payable - related parties	750,000	-
Franchise tax payable	40,000	200,000
Total current liabilities	942,126	314,792
Deferred tax liabilities	128,105	-
Deferred underwriting commissions	5,433,750	5,433,750
Total liabilities	6,503,981	5,748,542

Commitments
Class A common stock, $0.0001 par value; 14,461,820 and 14,500,444 shares subject to possible redemption at $10.44 and $10.29 per share at December 31, 2019 and 2018, respectively	150,981,401	149,209,569

Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at December 31, 2019 and 2018, respectively	-	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 1,063,180 and 1,024,556 shares issued and outstanding (excluding 14,461,820 and 14,500,444 shares subject to possible redemption) at December 31, 2019 and 2018, respectively	106	102
Convertible Class B common stock, $0.0001 par value; 15,000,000 shares authorized; 3,881,250 shares issued and outstanding at December 31, 2019 and 2018, respectively	388	388
Additional paid-in capital	2,757,412	4,529,248
Retained earnings	2,242,103	470,267
Total stockholders' equity	5,000,009	5,000,005
Total Liabilities and Stockholders' Equity	$162,485,391	$159,958,116

The accompanying notes are an integral part of these financial statements.

LF CAPITAL ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2019	2018
General and administrative expenses	$826,307	$586,284
Franchise tax expense	200,000	198,617
Loss from operations	(1,026,307)	(784,901)
Interest earned on investments and marketable securities	3,473,997	1,688,934
Income before income tax expense	2,447,690	904,033
Income tax expense	675,854	311,183
Net income	$1,771,836	$592,850

Weighted average shares outstanding of Class A common stock	15,525,000	15,525,000
Basic and diluted net income per share, Class A	$0.17	$0.08
Weighted average shares outstanding of Class B common stock	3,881,250	3,881,250
Basic and diluted net loss per share, Class B	$(0.21)	$(0.15)

The accompanying notes are an integral part of these financial statements.

LF CAPITAL ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock				Additional	Retained Earnings	Total
	Class A		Class B		Paid-in	(Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity (Deficit)
Balance - December 31, 2017	-	$-	3,881,250	$388	$24,612	$(122,583)	$(97,583)
Sale of units in initial public offering	15,525,000	1,553	-	-	155,248,447	-	155,250,000
Offering costs	-	-	-	-	(9,295,693)	-	(9,295,693)
Sale of private placement warrants to Sponsor in private placement	-	-	-	-	7,760,000	-	7,760,000
Common stock subject to possible redemption	(14,500,444)	(1,451)	-	-	(149,208,118)	-	(149,209,569)
Net income	-	-	-	-	-	592,850	592,850
Balance - December 31, 2018	1,024,556	$102	3,881,250	$388	$4,529,248	$470,267	$5,000,005
Common stock subject to possible redemption	38,624	4	-	-	(1,771,836)	-	(1,771,832)
Net income	-	-	-	-	-	1,771,836	1,771,836
Balance - December 31, 2019	1,063,180	$106	3,881,250	$388	$2,757,412	$2,242,103	$5,000,009

The accompanying notes are an integral part of these financial statements.

LF CAPITAL ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2019	2018
Cash Flows from Operating Activities:
Net income	$1,771,836	$592,850
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Deferred tax liabilities	128,105	-
Interest earned on investments and marketable securities held in Trust Account	(3,473,528)	(1,687,599)
Changes in operating assets and liabilities:
Prepaid expenses	(260,863)	(43,214)
Accounts payable	13,224	14,032
Accrued expenses	24,110	(7,100)
Franchise tax payable	(160,000)	200,000
Net cash used in operating activities	(1,957,116)	(931,031)

Cash Flows from Investing Activities
Principal deposited in Trust Account	-	(158,355,000)
Interest released from Trust Account	1,171,717	324,501
Net cash provided by (used in) investing activities	1,171,717	(158,030,499)

Cash Flows from Financing Activities:
Proceeds from note payable to related parties	750,000	260,000
Repayment of note payable to related parties	-	(460,000)
Proceeds received from initial public offering	-	155,250,000
Offering costs	-	(3,671,204)
Proceeds received from private placement	-	7,760,000
Net cash provided by financing activities	750,000	159,138,796

Net (decrease) increase in cash	(35,399)	177,266

Cash and cash equivalents - beginning of the period	196,804	19,538
Cash and cash equivalents - end of the period	$161,405	$196,804

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accounts payable	$-	$67,142
Deferred underwriting commissions in connection with the initial public offering	$-	$5,433,750
Reclassification of deferred offering costs to paid-in capital	$-	$178,283
Change in Class A common stock subject to possible redemption	$1,771,832	$149,209,569

Supplemental cash flow disclosure:
Cash paid for income taxes	$811,467	$-

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

All activity through December 31, 2019 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), and, since the closing of the Initial Public Offering, a search for a Business Combination candidate. The Company has selected December 31 as its fiscal year end.

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
NOTES TO FINANCIAL STATEMENTS

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

LF CAPITAL ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

Liquidity

As of December 31, 2019, the Company had approximately $161,000 in its operating bank accounts, and working capital deficit of approximately $477,000.

Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied through the proceeds from the consummation of the Private Placement not held in Trust Account, interest earned released from the Trust Account to pay for its tax obligations, and loans from the Sponsor. In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). The Working Capital Loans will either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. On March 4, 2019, the Company issued a convertible note (“Convertible Note”) to the Sponsor, pursuant to which the Sponsor agreed to provide a Working Capital Loan to the Company of up to $1.5 million. The Company was provided $400,000, $350,000 and $130,000 in loan proceeds on March 4, 2019, August 19, 2019 and January 10, 2020, respectively, for an aggregate amount of $880,000, pursuant to the amended Convertible Note (see Note 5).

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern after June 22, 2020. Management plans to address this uncertainty through the consummation of a Business Combination. However, there is no assurance that the Company will be able to consummate a Business Combination within the Combination Period. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 22, 2020.

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
NOTES TO FINANCIAL STATEMENTS

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

Marketable Securities

The Company’s portfolio of marketable securities is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is recognized as gains or losses in the accompanying Statements of Operations. The estimated fair values of financial instruments are determined using available market information.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents and marketable securities held for trading. Cash and cash equivalents are maintained in accounts with financial institutions, which, at times may exceed the Federal depository insurance coverage of $250,000. At December 31, 2019 and 2018, the Company had not experienced losses on this account and management believes the Company is not exposed to significant credit risks on such account. The Company’s marketable securities portfolio consists of U.S Treasury Bills and money market funds with an original maturity of 180 days or less.

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
NOTES TO FINANCIAL STATEMENTS

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

ASC 820, Fair Value Measurement and Disclosures, requires all entities to disclose the fair value of financial instruments, both assets and liabilities for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2019 and 2018, the recorded values of cash and cash equivalents, prepaid expenses, accounts payable, accrued expenses, and note payable to related parties approximate the fair values due to the short-term nature of the instruments. The Company’s portfolio of marketable securities is comprised of an investment in U.S Treasury Bills and money market fund with an original maturity of 180 days or less. The fair value for trading securities is determined using quoted market prices.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2019 and 2018, 14,461,820 and 14,500,444 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets, respectively.

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

LF CAPITAL ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

The Company’s statements of operations include a presentation of income (loss) per share for common stock subject to redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per share, basic and diluted for Class A common stock is calculated by dividing the interest income earned on the Trust Account, net of applicable taxes, by the weighted average number of shares of Class A common stock outstanding since the initial issuance. Net income (loss) per share, basic and diluted for Class B common stock is calculated by dividing the net income (loss), less income attributable to Class A common stock, by the weighted average number of shares of Class B common stock outstanding for the periods.

Reconciliation of net income (loss) per common stock

The Company’s net income is adjusted for the portion of income that is attributable to Class A common stock subject to redemption, as these shares only participate in the earnings of the Trust Account (less applicable taxes) and not the income or losses of the Company. Accordingly, basic and diluted income per Class A common stock is calculated as follows:

	For the Years Ended December 31,
	2019	2018
Net income	$1,771,836	$592,850
Less: Income attributable to Class A common stock	(2,598,143)	(1,179,134)
Adjusted net loss attributable to Class B common stock	$(826,307)	$(586,284)

Weighted average shares outstanding of Class A common stock	15,525,000	15,525,000
Basic and diluted net income per share, Class A	$0.17	$0.08
Weighted average shares outstanding of Class B common stock	3,881,250	3,881,250
Basic and diluted net loss per share, Class B	$(0.21)	$(0.15)

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2019 and 2018. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2019 and 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

LF CAPITAL ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

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

Office Space and Related Support Services

The Company agreed, commencing on the effective date of the Initial Public Offering in June 2018 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay our Sponsor or an affiliate of our Sponsor a monthly fee of $10,000 for office space, utilities and secretarial and administrative support. The Company incurred $120,000 and $60,000 in expenses in connection with such services during the years ended December 31, 2019 and 2018 as reflected in the accompanying Statements of Operations.

LF CAPITAL ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

Board Member Agreement

In September 2017, the Company entered into an agreement with B. Prot Conseils, an entity controlled by Mr. Baudouin Prot, one of its board members, pursuant to which the board member will be paid a cash fee of $150,000 per annum in exchange for his service. The agreement was effective as of October 1, 2017 and last until the earlier of December 2019 or the consummation of the Company’s business combination. The Company incurred $150,000 in fees related to this service during each of the years ended December 31, 2019 and 2018 in the accompanying Statements of Operations. On February 20, 2020, the Company has agreed to amend its arrangement with Mr. Prot, pursuant to which no further monthly fees will be paid on a current monthly basis to Mr. Prot, however, if the Company completes its acquisition of a target company prior to June 18, 2020, the Company shall pay Mr. Prot $12,500 for each month Mr. Prot has continued to provide services to the Company since January 1, 2020. If the Company does not complete its acquisition of a target company prior to June 18, 2020 then no further fees will be payable to Mr. Prot following December 31, 2019.

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

There were no Working Capital Loans outstanding as of December 31, 2018. On March 4, 2019, the Company issued a convertible note (“Convertible Note”) to the Sponsor, pursuant to which the Sponsor agreed to provide a Working Capital Loan to the Company of up to $1.5 million. The Company was provided $400,000 and $350,000 in loan proceeds on March 4, 2019 and August 19, 2019, for an aggregate amount of $750,000, pursuant to the amended Convertible Note. On January 10, 2020, the Company received an additional loan proceed of $130,000 and increased the total amount outstanding under the Convertible Note to $880,000.

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

LF CAPITAL ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

Note 7. Stockholders’ equity

Class A Common stock

The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. At December 31, 2019 and 2018, there were 15,525,000 Class A common stock issued or outstanding, including 14,461,820 and 14,500,444 share of Class A common stock subject to possible redemption, respectively.

Holders of the Class A common stock and holders of the Class B common stock will vote together as a single class on all matters submitted to a vote of our stockholders, except as required by law. Each share of common stock will have one vote on all such matters.

Class B Common stock

The Company is authorized to issue 15,000,000 shares of Class B common stock with a par value of $0.0001 per share. In August 2017, the Company initially issued 4,312,500 Class B common stock. In February 2018, in connection with the decrease of the size of the Initial Public Offering, the Sponsor forfeited 431,250 shares of Class B common stock, resulting in a decrease in the total number of founder shares from 4,312,500 to 3,881,250. All share amounts presented in the financial statements have been retroactively restated to reflect these share forfeitures. Of the 3,881,250 shares of Class B common stock, an aggregate of up to 506,250 shares were subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full. As of June 22, 2018, the underwriter exercised its over-allotment option in full, hence, these 506,250 shares were no longer subject to forfeiture. At December 31, 2019 and 2018, there were 3,881,250 Class B common stock issued or outstanding.

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

Preferred Stock

The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share. At December 31, 2019 and 2018, there are no preferred shares issued or outstanding.

Warrants

At December 31, 2019 and 2018 there are 23,285,000 outstanding warrants, consisting of 15,525,000 Public Warrants and 7,760,000 Private Placement Warrants, each warrant exercisable at $11.50 into one share of Class A common stock.

LF CAPITAL ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

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

Note 8. Fair Value Measurements

The following table presents information about the Company’s assets that are measured on a recurring basis as of December 31, 2019 and 2018 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

LF CAPITAL ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets held in Trust at December 31, 2019:
U.S. Treasury Securities	$161,991,526	$-	$-
Money market funds	28,383	-	-
	$162,019,909	$-	$-

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets held in Trust at December 31, 2018:
Money market fund	$159,718,098	$—	$—
	$159,718,098	$—	$—

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for the years ended December 31, 2019 and 2018.

Note 9. Income Taxes

The Company’s financial statements include total net income (loss) before taxes of approximately $2.4 million and approximately $0.9 million for the years ended December 31, 2019 and 2018, respectively. The income tax provision consists of the following:

	December 31
	2019	2018
Federal
Current	547,749	311,183
Deferred	(40,546)	(119,993)
State and Local
Current	-	-
Deferred	-	13,984
Change in Valuation allowance	168,651	106,009
Income tax provision (benefit)	675,854	311,183

Reconciliations of the differences between the provision/(benefit) for income taxes and income taxes at the statutory U.S. federal income tax rate is as follows:

	2019		2018
	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income
Current tax at U.S. statutory rate	514,015	21.00%	189,847	21.00%
Nondeductible/nontaxable items	2,436	0.10%	1,343	0.15%
State taxes, net of federal benefit	-	0.00%	-	0.00%
State effect of perm items	-	0.00%	-	0.00%
Valuation allowance activity	168,651	6.89%	106,009	11.72%
Deferred rate change	-	0.00%	13,984	1.55%
Current/deferred rate differential	-	0.00%	-	0.00%
Federal payable true-up	(9,248)	-0.38%	-	0.00%
Other	1	0.00%	-	0.00%
Total Income Tax Provision/(Benefit)	675,854	27.61%	311,183	34.42%

LF CAPITAL ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

The components of deferred tax assets and liabilities as of December 31, 2019 and 2018 are as follows:

	December 31
	2019	2018
Deferred tax assets:
Unrealized gain/loss	-	-
Start-up cost	313,660	145,009
Total deferred tax assets	313,660	145,009
Valuation allowance	(313,660)	(145,009)

Deferred tax liabilities
Unrealized gain/loss	(128,105)	-
Net Deferred tax assets/(liabilities), net of allowance	(128,105)	-

As of December 31, 2019 and 2018, the Company has concluded that it is more likely than not that the Company will not realize the benefit of its deferred tax assets associated with start-up costs. Start-up costs cannot be amortized against future operating income until a business combination has occurred. Therefore, a full valuation allowance has been established prior to the company completing a business combination, as future events such as business combinations cannot be considered when assessing the realizability of Deferred Tax Assets and when the probability of a special purpose acquisition company consummating a business combination is less than 51%. In addition, a reliable forecast of trust investment income and start-up costs expected to be incurred in the period/s prior to a business combination or a dissolution and liquidation is not practicable. Accordingly, the net deferred tax assets have been fully reserved.

Note 10. Subsequent Events

On January 10, 2020, the Company received an additional loan proceed of $130,000 and increased the total amount outstanding under the Convertible Note to $880,000.

On February 20, 2020, the Company has agreed to amend its arrangement with Mr. Prot, pursuant to which no further monthly fees will be paid on a current monthly basis to Mr. Prot, however, if the Company completes its acquisition of a target company prior to June 18, 2020, the Company shall pay Mr. Prot $12,500 for each month Mr. Prot has continued to provide services to the Company since January 1, 2020. If the Company does not complete its acquisition of a target company prior to June 18, 2020 then no further fees will be payable to Mr. Prot following December 31, 2019.

