Form 10-Q
period 2020-03-31
LF Capital Acquisition Corp.
filed 2020-05-05
CIK 1721386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 4, 2020, 15,525,000 Class A common stock, par value $0.0001 per share, and 3,881,250 Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

LF CAPITAL ACQUISITION CORP.

Form 10-Q

For the Quarter Ended March 31, 2020

i

PART I - FINANCIAL INFORMATION

Item 1.	Interim Financial Statements

LF CAPITAL ACQUISITION CORP.

UNAUDITED CONDENSED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$385,760	$161,405
Prepaid expenses	86,004	304,077
Total current assets	471,764	465,482
Marketable securities held in Trust Account	162,618,769	162,019,909
Total assets	$163,090,533	$162,485,391

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$366,872	$121,516
Accrued expenses	35,000	30,610
Note payable - related parties	1,180,000	750,000
Franchise tax payable	50,050	40,000
Total current liabilities	1,631,922	942,126
Deferred tax liabilities	20,703	128,105
Deferred underwriting commissions	5,433,750	5,433,750
Total liabilities	7,086,375	6,503,981

Commitments
Class A common stock, $0.0001 par value; 14,422,555 and 14,461,820 shares subject to possible redemption at $10.47 and $10.44 per share at March 31, 2020 and December 31, 2019, respectively	151,004,151	150,981,401

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at March 31, 2020 and December 31, 2019, respectively	-	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 1,102,445 and 1,063,180 shares issued and outstanding (excluding 14,422,555 and 14,461,820 shares subject to possible redemption) at March 31, 2020 and December 31, 2019, respectively	110	106
Convertible Class B common stock, $0.0001 par value; 15,000,000 shares authorized; 3,881,250 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	388	388
Additional paid-in capital	2,734,658	2,757,412
Retained earnings	2,264,851	2,242,103
Total stockholders’ equity	5,000,007	5,000,009
Total Liabilities and Stockholders’ Equity	$163,090,533	$162,485,391

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

LF CAPITAL ACQUISITION CORP.

CONDENSED INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
General and administrative expenses	$428,987	$237,099
Franchise tax expense	50,050	50,000
Loss from operations	(479,037)	(287,099)
Interest earned on investments and marketable securities	638,916	935,129
Income before income tax expense	159,879	648,030
Income tax expense	137,131	185,540
Net income	$22,748	$462,490

Weighted average shares outstanding of Class A common stock	15,525,000	15,525,000
Basic and diluted net income per share, Class A	$0.03	$0.05
Weighted average shares outstanding of Class B common stock	3,881,250	3,881,250
Basic and diluted net loss per share, Class B	$(0.11)	$(0.06)

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

LF CAPITAL ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	For the Three Months Ended March 31, 2020
	Common Stock				Additional		Total
	Class A		Class B		Paid-in	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance - December 31, 2019	1,063,180	$106	3,881,250	$388	$2,757,412	$2,242,103	$5,000,009
Common stock subject to possible redemption	39,265	4	-	-	(22,754)	-	(22,750)
Net income	-	-	-	-	-	22,748	22,748
Balance - March 31, 2020 (unaudited)	1,102,445	$110	3,881,250	$388	$2,734,658	$2,264,851	$5,000,007

	For the Three Months Ended March 31, 2019
	Common Stock				Additional		Total
	Class A		Class B		Paid-in	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance - December 31, 2018	1,024,556	$102	3,881,250	$388	$4,529,248	$470,267	$5,000,005
Common stock subject to possible redemption	25,390	3	-	-	(462,492)	-	(462,489)
Net income	-	-	-	-	-	462,490	462,490
Balance - March 31, 2019 (unaudited)	1,049,946	$105	3,881,250	$388	$4,066,756	$932,757	$5,000,006

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

LF CAPITAL ACQUISITION CORP.

CONDENSED INTERIM STATEMENT OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
Cash Flows from Operating Activities:
Net income	$22,748	$462,490
Adjustments to reconcile net income to net cash used in operating activities:
Deferred tax liabilities	(107,402)	179,658
Interest earned on investments and marketable securities held in Trust Account	(638,910)	(934,689)
Changes in operating assets and liabilities:
Prepaid expenses	218,073	(22,460)
Accounts payable	245,356	82,738
Accrued expenses	4,390	18,500
Franchise tax payable	10,050	(150,000)
Net cash used in operating activities	(245,695)	(363,763)

Cash Flows from Investing Activities
Interest released from Trust Account	40,050	200,250
Net cash provided by investing activities	40,050	200,250

Cash Flows from Financing Activities:
Proceeds from note payable to related parties	430,000	400,000
Net cash provided by financing activities	430,000	400,000

Net increase in cash and cash equivalents	224,355	236,487

Cash and cash equivalents - beginning of the period	161,405	196,804
Cash and cash equivalents - end of the period	$385,760	$433,291

Supplemental disclosure of noncash investing and financing activities:
Change in Class A common stock subject to possible redemption	$22,750	$462,489

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

All activity through March 31, 2020 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), and, since the closing of the Initial Public Offering, a search for a Business Combination candidate. The Company has selected December 31 as its fiscal year end.

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

If the Company is unable to complete a Business Combination on June 22, 2020 (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding Public shares which redemption will completely extinguish public stockholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law; provided, however that the Company can seek shareholder approval to extend the date of its termination beyond June 22, 2020 in order to avail itself of more time to complete a Business Combination however there is no assurance such shareholder approval will be received.

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

LF CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

Liquidity

As of March 31, 2020, the Company had approximately $386,000 in its operating bank accounts, and working capital deficit of approximately $1.2 million.

Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied through the proceeds from the consummation of the Private Placement not held in Trust Account, interest earned released from the Trust Account to pay for its tax obligations, and loans from the Sponsor. In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). The Working Capital Loans will either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. On March 4, 2019, the Company issued a convertible note (“Convertible Note”) to the Sponsor, pursuant to which the Sponsor agreed to provide a Working Capital Loan to the Company of up to $1.5 million. The Company was provided $750,000 and $430,000 in loan proceeds during the year ended December 31, 2019 and the three months ended March 31, 2020, respectively, for an aggregate amount of $1.18 million, pursuant to the amended Convertible Note (see Note 5).

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve. The impact of the COVID-19 outbreak on the Company’s results of operations, financial position and cash flows will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions. These developments and the impact of the COVID-19 outbreak on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s results of operations, financial position and cash flows may be materially adversely affected.

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

LF CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

Note 2. Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited financial statements as of March 31, 2020, for the three months ended March 31, 2020 and 2019, have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. These unaudited condensed financial statements should be read in conjunction with the audited financial statements contained in the Company’s Form 10-K filed with the SEC on February 24, 2020.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents and marketable securities held for trading. Cash and cash equivalents are maintained in accounts with financial institutions, which, at times may exceed the Federal depository insurance coverage of $250,000. At March 31, 2020 and December 31, 2019, the Company had not experienced losses on this account and management believes the Company is not exposed to significant credit risks on such account. The Company’s marketable securities portfolio consists of U.S Treasury Bills and money market funds with an original maturity of 180 days or less.

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

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;
●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

ASC 820, Fair Value Measurement and Disclosures, requires all entities to disclose the fair value of financial instruments, both assets and liabilities for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of March 31, 2020 and December 31, 2019, the recorded values of cash and cash equivalents, prepaid expenses, accounts payable, accrued expenses, and note payable to related parties approximate the fair values due to the short-term nature of the instruments. The Company’s portfolio of marketable securities is comprised of an investment in U.S Treasury Bills and money market fund with an original maturity of 180 days or less. The fair value for trading securities is determined using quoted market prices.

LF CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2020 and December 31, 2019, 14,422,555 and 14,461,820 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets, respectively.

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

The Company’s unaudited condensed statements of operations include a presentation of income (loss) per share for common stock subject to redemption in a manner similar to the two-class method of income (loss) per share. Net income per share, basic and diluted for Class A common stock is calculated by dividing the interest income earned on the Trust Account, net of applicable taxes, by the weighted average number of shares of Class A common stock outstanding since the initial issuance. Net income (loss) per share, basic and diluted for Class B common stock is calculated by dividing the net income, less income attributable to Class A common stock, by the weighted average number of shares of Class B common stock outstanding for the periods.

Reconciliation of net income (loss) per common stock

The Company’s net income is adjusted for the portion of income that is attributable to Class A common stock subject to redemption, as these shares only participate in the earnings of the Trust Account (less applicable taxes) and not the income or losses of the Company. Accordingly, basic and diluted income per Class A common stock is calculated as follows:

	For the Three Months Ended March 31,
	2020	2019
Net income	$22,748	$462,490
Less: Income attributable to Class A common stock	(451,735)	(699,589)
Adjusted net loss attributable to Class B common stock	$(428,987)	$(237,099)

Weighted average shares outstanding of Class A common stock	15,525,000	15,525,000
Basic and diluted net income per share, Class A	$0.03	$0.05
Weighted average shares outstanding of Class B common stock	3,881,250	3,881,250
Basic and diluted net loss per share, Class B	$(0.11)	$(0.06)

LF CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company has recorded deferred tax liabilities relating to unrealized gains on investments as of March 31, 2020 amounting to approximately $21,000, as well as deferred tax assets relating to expenses deferred for income tax purposes and an offsetting full valuation allowance of approximately $406,000.

The table below presents the Company’s deferred tax liabilities:

	March 31, 2020	December 31, 2019
Deferred tax assets:
Net operating loss carryovers	$-	$-
Start-up cost	405,659	313,660
Total deferred tax assets	405,659	313,660
Valuation allowance	(405,659)	(313,660)

Deferred tax liabilities
Unrealized gain/loss	(20,703)	(128,105)
Net Deferred tax assets/(liabilities), net of allowance	$(20,703)	$(128,105)

The table below presents the components of the provision for income taxes:

	March 31, 2020	December 31, 2019
Federal
Current	$244,533	$547,749
Deferred	(199,401)	(40,546)
State and Local
Current	-	-
Deferred	-	-
Change in Valuation allowance	91,999	168,651
Income tax provision (benefit)	$137,131	$675,854

LF CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

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

LF CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

Office Space and Related Support Services

The Company agreed, commencing on the effective date of the Initial Public Offering in June 2018 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay our Sponsor or an affiliate of our Sponsor a monthly fee of $10,000 for office space, utilities and secretarial and administrative support. The Company incurred $30,000 in expenses in connection with such services during each of the three months ended March 31, 2020 and 2019 as reflected in the accompanying Statements of Operations.

Board Member Agreement

In September 2017, the Company entered into an agreement with B. Prot Conseils, an entity controlled by Mr. Baudouin Prot, one of its board members, pursuant to which the board member will be paid a cash fee of $150,000 per annum in exchange for his service. The agreement was effective as of October 1, 2017 and last until the earlier of December 2019 or the consummation of the Company’s business combination. The Company incurred $37,500 in fees related to this service during the three months ended March 31, 2019 in the accompanying Statements of Operations. On February 20, 2020, the Company has agreed to amend its arrangement with Mr. Prot, pursuant to which no further monthly fees will be paid on a current monthly basis to Mr. Prot, however, if the Company completes its acquisition of a target company prior to June 18, 2020, the Company shall pay Mr. Prot $12,500 for each month Mr. Prot has continued to provide services to the Company since January 1, 2020. If the Company does not complete its acquisition of a target company prior to June 18, 2020 then no further fees will be payable to Mr. Prot following December 31, 2019.

Promissory Note - Related Party

The Sponsor had agreed to loan the Company an aggregate of up to $300,000 to be used for the payment of costs related to the Initial Public Offering. In April 2018, the Sponsor amended the note to increase the principal amount to $500,000. The loan was non-interest bearing, unsecured and due upon the closing of the Initial Public Offering. The Company fully repaid the loan from the proceeds of the Initial Public Offering not being placed in the Trust Account on June 22, 2018.

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

On March 4, 2019, the Company issued a convertible note (“Convertible Note”) to the Sponsor, pursuant to which the Sponsor agreed to provide a Working Capital Loan to the Company of up to $1.5 million. The Company was provided $400,000 and $350,000 in loan proceeds on March 4, 2019 and August 19, 2019, for an aggregate amount of $750,000, pursuant to the amended Convertible Note. On January 10, 2020 and March 16, 2020, the Company received an additional loan proceed of $130,000 and $300,000, respectively, and increased the total amount outstanding under the Convertible Note to $1.18 million.

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

Note 7. Stockholders’ equity

Class A Common stock

The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. At March 31, 2020 and December 31, 2019, there were 15,525,000 Class A common stock issued or outstanding, including 14,422,555 and 14,461,820 share of Class A common stock subject to possible redemption, respectively.

Holders of the Class A common stock and holders of the Class B common stock will vote together as a single class on all matters submitted to a vote of our stockholders, except as required by law. Each share of common stock will have one vote on all such matters.

Class B Common stock

The Company is authorized to issue 15,000,000 shares of Class B common stock with a par value of $0.0001 per share. In August 2017, the Company initially issued 4,312,500 Class B common stock. In February 2018, in connection with the decrease of the size of the Initial Public Offering, the Sponsor forfeited 431,250 shares of Class B common stock, resulting in a decrease in the total number of founder shares from 4,312,500 to 3,881,250. All share amounts presented in the financial statements have been retroactively restated to reflect these share forfeitures. Of the 3,881,250 shares of Class B common stock, an aggregate of up to 506,250 shares were subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full. As of June 22, 2018, the underwriter exercised its over-allotment option in full, hence, these 506,250 shares were no longer subject to forfeiture. At March 31, 2020 and December 31, 2019, there were 3,881,250 Class B common stock issued or outstanding.

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

LF CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

Preferred Stock

The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share. At March 31, 2020 and December 31, 2019, there are no preferred shares issued or outstanding.

Warrants

At March 31, 2020 and December 31, 2019, there are 23,285,000 outstanding warrants, consisting of 15,525,000 Public Warrants and 7,760,000 Private Placement Warrants, each warrant exercisable at $11.50 into one share of Class A common stock.

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

The Company may call the Public Warrants for redemption (except with respect to the Private Placement Warrants):

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon a minimum of 30 days’ prior written notice of redemption; and
●	if, and only if, the last reported closing price of the shares equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

LF CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

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

Note 8. Fair Value Measurements

The following table presents information about the Company’s assets that are measured on a recurring basis as of March 31, 2020 and December 31, 2019 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

March 31, 2020
	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets held in Trust:
U.S. Treasury Securities	$162,357,293	$-	$-
Money market funds	261,476	-	-
	$162,618,769	$-	$-

December 31, 2019
	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets held in Trust:
U.S. Treasury Securities	$161,991,526	$-	$-
Money market funds	28,383	-	-
	$162,019,909	$-	$-

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for three months ended March 31, 2020 and 2019.

Note 9. Subsequent Events

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

If we are unable to complete a Business Combination on or prior to June 22, 2020, or the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding Public shares which redemption will completely extinguish public stockholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and our board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of our company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law; provided, however that the Company can seek shareholder approval to extend the date of its termination beyond June 22, 2020 in order to avail itself of more time to complete a Business Combination however there is no assurance such shareholder approval will be received.

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

For the three months ended March 31, 2020, we had net income of approximately $23,000, which consisted of approximately $639,000 in interest earned on investments and marketable securities held in the Trust Account, offset by approximately $429,000 in general and administrative expenses, $50,050 in franchise tax expense, and approximately $137,000 in income tax expense.

For the three months ended March 31, 2019, we had net income of approximately $462,000, which consisted of approximately $934,000 in interest earned on investments and marketable securities held in the Trust Account, offset by approximately $237,000 in general and administrative costs, $50,000 in franchise tax expense, and approximately $186,000 in income tax expense.

Liquidity and Capital Resources

As of March 31, 2020, we had approximately $386,000 in our operating bank accounts, and working capital deficit of approximately $1.2 million.

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

On March 4, 2019, we issued a convertible note (“Convertible Note”) to our Sponsor, pursuant to which our Sponsor agreed to provide a Working Capital Loan to us of up to $1.5 million. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. We were provided $750,000 and $430,000 in loan proceeds during the year ended December 31, 2019 and the three months ended March 31, 2020, respectively, for an aggregate amount of $1.18 million, pursuant to the amended Convertible Note.

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve. The impact of the COVID-19 outbreak on our results of operations, financial position and cash flows will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions. These developments and the impact of the COVID-19 outbreak on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, our results of operations, financial position and cash flows may be materially adversely affected.

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

Office Space and Related Support Services

We agreed, commencing on the effective date of the Initial Public Offering in June 2018 through the earlier of our consummation of a Business Combination and our liquidation, to pay our Sponsor a monthly fee of $10,000 or an affiliate of our sponsor for office space, utilities and secretarial and administrative support. We incurred $30,000 in expenses in connection with such services during each of the three months ended March 31, 2020 and 2019 in the accompanying Statements of Operations.

Board Member Agreement

In September 2017, we entered into an agreement with B. Prot Conseils, an entity controlled by Mr. Baudouin Prot, one of our board members, pursuant to which the board member will be paid a cash fee of $150,000 per annum in exchange for his service. The agreement was effective as of October 1, 2017 and lasted until December 2019. We incurred $37,500 in fees related to this service during the three months ended March 31, 2019 in the accompanying Statements of Operations. On February 20, 2020, we have agreed to amend our arrangement with Mr. Prot, pursuant to which no further monthly fees will be paid on a current monthly basis to Mr. Prot, however, if we complete our acquisition of a target company prior to June 18, 2020, we shall pay Mr. Prot $12,500 for each month Mr. Prot has continued to provide services to us since January 1, 2020. If we do not complete our acquisition of a target company prior to June 18, 2020 then no further fees will be payable to Mr. Prot following December 31, 2019.

Promissory Note - Related Party

The Sponsor had agreed to loan us an aggregate of up to $300,000 to be used for the payment of costs related to the Initial Public Offering. In April 2018, the Sponsor amended the note to increase the principal amount to $500,000. The loan was non-interest bearing, unsecured and due on the earlier of December 31, 2019 or the closing of the Initial Public Offering. We fully repaid the loan from the proceeds of the Initial Public Offering not being placed in the Trust Account on June 22, 2018.

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

On March 4, 2019, we issued a convertible note (“Convertible Note”) to our Sponsor, pursuant to which our Sponsor agreed to provide a Working Capital Loan to us of up to $1.5 million. We were provided $400,000 and $350,000 in loan proceeds on March 4, 2019 and August 19, 2019, for an aggregate amount of $750,000, pursuant to the amended Convertible Note. On January 10, 2020 and March 16, 2020, we received an additional loan proceed of $130,000 and $300,000, respectively, and increased the total amount outstanding under the Convertible Note to $1.18 million.

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

Net Income (Loss) per Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding for the period. We have not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 23,285,000 shares of Class A common stock in the calculation of diluted earnings per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted earnings per share is the same as basic earnings per share for the period. Our unaudited condensed statements of operations include a presentation of income (loss) per share for common stock subject to redemption in a manner similar to the two-class method of income (loss) per share. Net income per share, basic and diluted for Class A common stock is calculated by dividing the interest income earned on the Trust Account, net of applicable taxes, by the weighted average number of shares of Class A common stock outstanding since the initial issuance. Net income (loss) per share, basic and diluted for Class B common stock is calculated by dividing the net income, less income attributable to Class A common stock, by the weighted average number of shares of Class B common stock outstanding for the period.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2020 and December 31, 2019, 14,422,555 and 14,461,820 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our balance sheets, respectively.

Off-Balance Sheet Arrangements and Contractual Obligations

As of March 31, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

As of March 31, 2020, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, were invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we do not believe that there will be an associated material exposure to interest rate risk.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, Risk Factors, of our Annual Report for the fiscal year ended December 31, 2019, except for the risk factor updated below:

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic.” A significant outbreak of COVID-19 and other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be adversely affected in a material way.

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

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits.]

Exhibit Number	Description

31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LF CAPITAL ACQUISITION CORP.

	By:	/s/ Philippe De Backer
Dated: May 5, 2020		Name:	Philippe De Backer
		Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Scott Reed
Dated: May 5, 2020		Name:	Scott Reed
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)