Form 10-Q
period 2020-06-30
LF Capital Acquisition Corp.
filed 2020-08-07
CIK 1721386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 7, 2020, 13,435,061 Class A common stock, par value $0.0001 per share, and 3,881,250 Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

LF CAPITAL ACQUISITION CORP.

Form 10-Q

For the Quarter Ended June 30, 2020

PART I - FINANCIAL INFORMATION

Item 1.	Interim Financial Statements

LF CAPITAL ACQUISITION CORP.

UNAUDITED CONDENSED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$158,966	$161,405
Prepaid expenses	47,937	304,077
Total current assets	206,903	465,482
Marketable securities held in Trust Account	141,249,220	162,019,909
Total assets	$141,456,123	$162,485,391

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$451,652	$121,516
Accrued expenses	16,000	30,610
Note payable - related parties	1,500,000	750,000
Franchise tax payable	20,050	40,000
Income tax payable	122,229	—
Total current liabilities	2,109,931	942,126
Deferred tax liabilities	—	128,105
Deferred underwriting commissions	5,433,750	5,433,750
Total liabilities	7,543,681	6,503,981

Commitments
Class A common stock, $0.0001 par value; 12,265,693 and 14,461,820 shares subject to possible redemption at $10.51 and $10.44 per share at June 30, 2020 and December 31, 2019, respectively	128,912,433	150,981,401

Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at June 30, 2020 and December 31, 2019, respectively	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 1,169,368 and 1,063,180 shares issued and outstanding (excluding 12,265,693 and 14,461,820 shares subject to possible redemption) at June 30, 2020 and December 31, 2019, respectively	117	106
Convertible Class B common stock, $0.0001 par value; 15,000,000 shares authorized; 3,881,250 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	388	388
Additional paid-in capital	2,957,330	2,757,412
Retained earnings	2,042,174	2,242,103
Total stockholders' equity	5,000,009	5,000,009
Total Liabilities and Stockholders' Equity	$141,456,123	$162,485,391

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

LF CAPITAL ACQUISITION CORP.

CONDENSED INTERIM STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
General and administrative expenses	$215,590	$195,018	$644,577	$432,117
Franchise tax expense	50,000	50,000	100,050	100,000
Loss from operations	(265,590)	(245,018)	(744,627)	(532,117)
Interest earned on investments and marketable securities	45,058	965,040	683,974	1,900,169
(Loss) Income before income tax expense	(220,532)	720,022	(60,653)	1,368,052
Income tax expense	2,145	193,059	139,276	378,599
Net (loss) income	$(222,677)	$526,963	$(199,929)	$989,453

Weighted average shares outstanding of Class A common stock	15,226,437	15,525,000	15,375,719	15,525,000
Basic and diluted net income per share, Class A	$—	$0.05	$0.03	$0.09
Weighted average shares outstanding of Class B common stock	3,881,250	3,881,250	3,881,250	3,881,250
Basic and diluted net loss per share, Class B	$(0.06)	$(0.05)	$(0.17)	$(0.11)

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

LF CAPITAL ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	For the Six Months Ended June 30, 2020
	Common Stock
	Class A		Class B		Additional Paid-in	Retained	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Balance - December 31, 2019	1,063,180	$106	3,881,250	$388	$2,757,412	$2,242,103	$5,000,009
Common stock subject to possible redemption	39,265	4	—	—	(22,754)	—	(22,750)
Net income	—	—	—	—	—	22,748	22,748
Balance - March 31, 2020 (unaudited)	1,102,445	110	3,881,250	388	2,734,658	2,264,851	5,000,007
Common stock subject to possible redemption (1)	66,923	7	—	—	222,672	—	222,679
Net loss	—	—	—	—	—	(222,677)	(222,677)
Balance - June 30, 2020 (unaudited)	1,169,368	$117	3,881,250	$388	$2,957,330	$2,042,174	$5,000,009

	For the Six Months Ended June 30, 2019
	Common Stock
	Class A		Class B		Additional Paid-in	Retained	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Balance - December 31, 2018	1,024,556	$102	3,881,250	$388	$4,529,248	$470,267	$5,000,005
Common stock subject to possible redemption	25,390	3	—	—	(462,492)	—	(462,489)
Net income	—	—	—	—	—	462,490	462,490
Balance - March 31, 2019 (Unaudited)	1,049,946	105	3,881,250	$388	$4,066,756	$932,757	$5,000,006
Common stock subject to possible redemption	(8,940)	(1)	—	—	(526,959)	—	(526,960)
Net income	—	—	—	—	—	526,963	526,963
Balance - June 30, 2019 (Unaudited)	1,041,006	$104	3,881,250	$388	$3,539,797	$1,459,720	$5,000,009

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

LF CAPITAL ACQUISITION CORP.

CONDENSED INTERIM STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2020	2019
Cash Flows from Operating Activities:
Net (loss) income	$(199,929)	$989,453
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Deferred tax liabilities	(128,105)	202,359
Interest earned on investments and marketable securities held in Trust Account	(683,966)	(1,899,719)
Changes in operating assets and liabilities:
Prepaid expenses	256,140	(239,355)
Accounts payable	330,136	34,980
Accrued expenses	(14,610)	3,179
Franchise tax payable	(19,950)	(180,000)
Income tax payable	122,229	—
Net cash used in operating activities	(338,055)	(1,089,103)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(662,934)	—
Withdrawal from trust upon redemption of Class A common stock	21,869,039	—
Interest released from Trust Account	248,550	671,717
Net cash provided by investing activities	21,454,655	671,717

Cash Flows from Financing Activities:
Proceeds from note payable to related parties	750,000	400,000
Redemption of Class A common stock	(21,869,039)	—
Net cash (used in) provided by financing activities	(21,119,039)	400,000

Net decrease in cash and cash equivalents	(2,439)	(17,386)

Cash and cash equivalents - beginning of the period	161,405	196,804
Cash and cash equivalents - end of the period	$158,966	$179,418

Supplemental disclosure of noncash investing and financing activities:
Change in Class A common stock subject to possible redemption	$(199,929)	$989,449

Supplemental cash flow disclosure:
Cash paid for income taxes	$128,500	$391,467

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

All activity through June 30, 2020 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), and, since the closing of the Initial Public Offering, a search for a Business Combination candidate. The Company has selected December 31 as its fiscal year end.

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

Upon the closing of the Initial Public Offering and Private Placement, $158.355 million ($10.20 per Unit) of the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement was placed in a trust account (“Trust Account”) and is required to be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act of 1940, as amended, or the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

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

The Company will provide its shareholders of Class A shares purchased in the Initial Public Offering (“public shareholders” and such shares the “public shares”) with the opportunity to redeem all or a portion of their public shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. If, however, shareholder approval of the transaction is required by law or stock exchange listing requirement, or the Company decides to obtain shareholder approval for business or other legal reasons, it will: (i) conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and (ii) file proxy materials with the Securities and Exchange Commission (“SEC”). The public shareholders will be entitled to redeem their public shares for a pro rata portion of the amount then in the Trust Account (approximately $10.23 per share as of June 30, 2020, after taking into consideration the $0.03 per share contribution in connection with the Extension described below, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations, less up to $100,000 of interest to pay dissolution expenses).

The per-share amount to be distributed to public shareholders who redeem their public shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). These public shares have been recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by the law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Articles of incorporation, conduct the redemptions pursuant to the tender offer rules of the SEC, and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the initial stockholders have agreed to vote their founder shares (and any public shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial stockholders have agreed to waive their redemption rights with respect to their shares in connection with the completion of a Business Combination.

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

On June 16, 2020, the Company held a special meeting of shareholders to extend (the “Extension”) the date by which the Company has to complete an initial Business Combination from June 22, 2020 to September 22, 2020 (the “Combination Period”). The Extension was approved, and in connection with the vote to approve the Extension, in June 2020 the holders of 2,089,939 shares of Class A common stock properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.46 per share, for an aggregate redemption amount of approximately $21.9 million.

The Company has also agreed to deposit into the Trust Account (each deposit being referred to herein as a “Deposit”) $0.03 for each public share that was not converted in connection with the Extension, for each monthly period, or portion thereof, that is needed by the Company to complete an initial Business Combination from June 22, 2020 until the date of the consummation of its Business Combination. During the three months ended June 30, 2020, the Company made a Deposit of approximately $403,000 to the Trust Account. Alternatively, if the Company does not have the funds necessary to make the Deposit referred to above, the Company’s officers, directors or any of their affiliates or designees will contribute to the Company as a loan (each loan being referred to herein as a “Contribution”) $0.03 for each public share that is not converted in connection with the shareholder votes to approve the Extension, for each monthly period, or portion thereof, that is needed by the Company to complete an initial Business Combination from June 22, 2020 until the date of the consummation of its Business Combination. The Contributions will not bear any interest and will be repayable by the Company to the officers, directors or affiliates upon consummation of an initial Business Combination. The loans will be forgiven if the Company is unable to consummate an initial Business Combination except to the extent of any funds held outside of the Trust Account.

If the Company is unable to complete a Business Combination on September 22, 2020 (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding public shares which redemption will completely extinguish public stockholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law; provided, however that the Company can seek shareholder approval to extend the date of its termination beyond September 22, 2020 in order to avail itself of more time to complete a Business Combination, however there is no assurance such shareholder approval will be received.

In connection with the redemption of 100% of the Company’s outstanding public shares for a portion of the funds held in the Trust Account, each holder will receive a full pro rata portion of the amount then held in the Trust Account, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay for its franchise and income taxes (less up to $100,000 of such amount to pay dissolution expenses).

The initial stockholders have agreed to waive their liquidation rights with respect to the founder shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial stockholders should acquire public shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s public shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only the $10.23 per share placed in the Trust Account as of June 30, 2020 (or less than that in certain circumstances). In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company, jointly and severally, if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent auditors), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity

As of June 30, 2020, the Company had approximately $159,000 in its operating bank accounts, and a working capital deficit of approximately $1.9 million (including tax obligations of approximately $142,000).

Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied through the proceeds from the consummation of the Private Placement not held in the Trust Account, interest earned and released from the Trust Account to pay for its tax obligations of approximately $1.7 million since inception, and loans from the Sponsor. In order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company officers and directors may, but are not obligated to, provide the Company Working Capital Loans. The Working Capital Loans will either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. On March 4, 2019, the Company issued the Convertible Note (as defined in Note 5) to the Sponsor, pursuant to which the Sponsor agreed to provide a Working Capital Loan to the Company of up to $1.5 million. The Company was provided $750,000 and $750,000 in loan proceeds during the year ended December 31, 2019 and the six months ended June 30, 2020, respectively, for an aggregate amount of $1.5 million, pursuant to the amended Convertible Note.

On July 16, 2020, the Company issued a $3.0 million Promissory Note (as defined in Note 5) to the Sponsor. The Promissory Note will be repaid on the earlier of (i) December 31, 2020 and (ii) the effective date of a Business Combination, without interest. On July 16, 2020, the Company received $1.0 million in loan proceeds pursuant to the Promissory Note which increased the outstanding principal balance of the Promissory Note to $1.0 million.

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve. The impact of the COVID-19 outbreak on the Company’s results of operations, financial position and cash flows will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions. These developments and the impact of the COVID-19 outbreak on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s results of operations, financial position and cash flows may be materially adversely affected. To date, the COVID-19 outbreak has not had a material impact on our results of operations, financial position or cash flows.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern after September 22, 2020. Management plans to address this uncertainty through the consummation of a Business Combination. However, there is no assurance that the Company will be able to consummate a Business Combination within the Combination Period. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 22, 2020.

Note 2. Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited financial statements as of June 30, 2020, for the three and six months ended June 30, 2020 and 2019, have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. These unaudited condensed financial statements should be read in conjunction with the audited financial statements contained in the Company’s Form 10-K filed with the SEC on February 24, 2020.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents and marketable securities held for trading. Cash and cash equivalents are maintained in accounts with financial institutions, which, at times may exceed the Federal depository insurance coverage of $250,000. At June 30, 2020 and December 31, 2019, the Company had not experienced losses on this account and management believes the Company is not exposed to significant credit risks on such account. The Company’s marketable securities portfolio consists of U.S Treasury Bills and money market funds with an original maturity of 180 days or less.

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

ASC 820, Fair Value Measurement and Disclosures, requires all entities to disclose the fair value of financial instruments, both assets and liabilities for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of June 30, 2020 and December 31, 2019, the recorded values of cash and cash equivalents, prepaid expenses, accounts payable, accrued expenses, and note payable to related parties approximate the fair values due to the short-term nature of the instruments. The Company’s portfolio of marketable securities is comprised of an investment in U.S Treasury Bills and money market fund with an original maturity of 180 days or less. The fair value for trading securities is determined using quoted market prices.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2020 and December 31, 2019, 12,265,693 and 14,461,820 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets, respectively.

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

Reconciliation of net income (loss) per common stock

The Company’s net income is adjusted for the portion of income that is attributable to Class A common stock subject to redemption, as these shares only participate in the earnings of the Trust Account (less applicable taxes) and not the income or losses of the Company. Accordingly, basic and diluted income per Class A common stock is calculated as follows:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2020	2019	2020	2019
Net income	$222,677	$526,963	$(199,929)	$989,453
Less: Income attributable to Class A common stock	0	(721,891)	(444,648)	(1421570)
Adjusted net loss attributable to Class B common stock	$222,677	$(195,018)	$(644,577)	$(432117)

Weighted average shares outstanding of Class A common stock	15,226,437	15,525,000	15,375,719	15,525,000
Basic and diluted net income per share, Class A	$0.00	$0.05	$0.03	$0.09
Weighted average shares outstanding of Class B common stock	3,881,250	3,881,250	3,881,250	3,881,250
Basic and diluted net loss per share, Class B	$(0.06)	$(0.06)	$(0.17)	$(0.11)

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company has recorded deferred tax liabilities relating to unrealized gains on investments as of June 30, 2020 and December 31, 2019 amounting to $0 and approximately $128,000, as well as deferred tax assets relating to expenses deferred for income tax purposes and an offsetting full valuation allowance of approximately $451,000 and $314,000, respectively.

The table below presents the Company’s deferred tax liabilities:

	June 30, 2020	December 31, 2019
Deferred tax assets:
Net operating loss carryovers	$—	$—
Start-up cost	450,933	313,660
Total deferred tax assets	450,933	313,660
Valuation allowance	(450,933)	(313,660)

Deferred tax liabilities
Unrealized gain/loss	—	(128,105)
Net Deferred tax assets/(liabilities), net of allowance	$—	$(128,105)

The table below presents the components of the provision for income taxes:

	June 30, 2020	December 31, 2019
Federal
Current	$267,381	$547,749
Deferred	(265,378)	(40,546)
State and Local
Current	—	—
Deferred	—	—
Change in Valuation allowance	137,273	168,651
Income tax provision	$139,276	$675,854

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

Note 5. Related Party Transactions

Founder Shares

In August 2017, the Company issued an aggregate of 4,312,500 shares of Class B common stock the “founder shares” to the Sponsor in exchange for an aggregate capital contribution of $25,000. In February 2018, the Sponsor forfeited 431,250 founder shares, resulting in a decrease in the total number of founder shares from 4,312,500 to 3,881,250. All share amounts presented in the financial statements have been retroactively restated to reflect these share forfeitures. In June 2018, the Sponsor forfeited 267,300 founder shares and the anchor investor purchased 267,300 founder shares for an aggregate purchase price of $1,980.

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

If the anchor investor does not own the number of public shares equal to 1,336,500 at the time of any stockholder vote with respect to an initial Business Combination or the business day immediately prior to the consummation of the initial Business Combination, the anchor investor will forfeit up to 267,300 founder shares on a pro rata basis. In such case, the Sponsor will repurchase all or a portion of the Private Placement Warrants held by the anchor investor at its original purchase price.

Office Space and Related Support Services

The Company agreed, commencing on the effective date of the Initial Public Offering in June 2018 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay our Sponsor or an affiliate of our Sponsor a monthly fee of $10,000 for office space, utilities and secretarial and administrative support. The Company incurred $30,000 and $60,000 in expenses in connection with such services during each of the three and six months ended June 30, 2020 and 2019, respectively, as reflected in the accompanying Statements of Operations.

Board Member Agreement

In September 2017, the Company entered into an agreement with B. Prot Conseils, an entity controlled by Mr. Baudouin Prot, one of its board members, pursuant to which the board member is paid a cash fee of $150,000 per annum in exchange for his service. The agreement was effective as of October 1, 2017 and lasts until the consummation of the Company’s business combination. The Company incurred $37,500 and $75,000 in fees related to this service during the three and six months ended June 30, 2019, respectively, in the accompanying Statements of Operations. On February 20, 2020, the Company agreed to amend its arrangement with Mr. Prot, pursuant to which no further monthly fees will be paid on a current monthly basis to Mr. Prot, however, if the Company completes its acquisition of a target company prior to June 18, 2020, the Company shall pay Mr. Prot $12,500 for each month Mr. Prot has continued to provide services to the Company since January 1, 2020. On August 3, 2020, the Company agreed to amend its arrangement with Mr. Prot pursuant to which Mr. Prot will be paid an aggregate of $75,000 for January through June 2020 so long as Mr. Prot continues to provide services to the Company to substantially the same extent as he previously provided such services and the Company successfully completes its acquisition of a target company prior to December 31, 2020. If the Company does not complete its acquisition of a target company prior to December 31, 2020, then no further fees will be due from the Company to Mr. Prot.

Promissory Notes - Related Party

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

On July 16, 2020, the Company issued a promissory note (“Promissory Note”) to the Sponsor, pursuant to which the Sponsor agreed to provide a working capital loan to the Company of up to $3.0 million. The Promissory Note will be repaid on the earlier of (i) December 31, 2020 and (ii) the effective date of a Business Combination, without interest. On July 16, 2020, the Company received $1.0 million in loan proceeds pursuant to the Promissory Note which increased the outstanding principal balance of the Promissory Note to $1.0 million.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors agreed to loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants.

On March 4, 2019, the Company issued a convertible note (“Convertible Note”) to the Sponsor, pursuant to which the Sponsor agreed to provide a Working Capital Loan to the Company of up to $1.5 million. On June 16, 2020, the Company amended the Convertible Note, pursuant to which the maturity date of the note was extended to the earlier of (i) December 31, 2020 and (ii) the effective date of a Business Combination. The Company was provided $750,000 and $750,000 in loan proceeds during the year ended 2019 and the six months ended June 30, 2020, respectively, for an aggregate $1.5 million outstanding balance pursuant to the amended Convertible Note.

In addition, in connection with the Extension, the Company’s officers, directors or any of their affiliates or designees have agreed, if the Company does not have the funds necessary to make the Deposit, to make Contributions to the Company as a loan of $0.03 for each Public Share that is not converted in connection with the shareholder votes to approve the Extension. The Contributions will not bear any interest and will be repayable by the Company to the officers, directors or affiliates upon consummation of an initial Business Combination. The loans will be forgiven if the Company is unable to consummate an initial Business Combination except to the extent of any funds held outside of the Trust Account. As of June 30, 2020, no Contributions were outstanding.

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

Note 7. Stockholders’ equity

Class A Common stock

The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. At June 30, 2020 and December 31, 2019, there were 13,435,061 and 15,525,000 shares of Class A common stock issued or outstanding, including 12,265,693 and 14,461,820 shares of Class A common stock subject to possible redemption, respectively.

Holders of the Class A common stock and holders of the Class B common stock will vote together as a single class on all matters submitted to a vote of our stockholders, except as required by law. Each share of common stock will have one vote on all such matters.

Class B Common stock

The Company is authorized to issue 15,000,000 shares of Class B common stock with a par value of $0.0001 per share. In August 2017, the Company initially issued 4,312,500 Class B common stock. In February 2018, in connection with the decrease of the size of the Initial Public Offering, the Sponsor forfeited 431,250 shares of Class B common stock, resulting in a decrease in the total number of founder shares from 4,312,500 to 3,881,250. All share amounts presented in the financial statements have been retroactively restated to reflect these share forfeitures. At June 30, 2020 and December 31, 2019, there were 3,881,250 Class B common stock issued or outstanding.

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

Preferred Stock

The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share. At June 30, 2020 and December 31, 2019, there are no preferred shares issued or outstanding.

Warrants

At June 30, 2020 and December 31, 2019, there are 23,285,000 outstanding warrants, consisting of 15,525,000 Public Warrants and 7,760,000 Private Placement Warrants, each warrant exercisable at $11.50 into one share of Class A common stock.

The Public Warrants will become exercisable 30 days after the completion of a Business Combination; provided that the Company has an effective registration statement under the Securities Act covering the Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of a Business Combination that it will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the Class A common stock issuable upon exercise of the Public Warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the Class A common stock issuable upon exercise of the warrants is not effective by the sixtieth (60th) day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

The exercise price and number of Class A shares issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuance of Class A shares at a price below their exercise price. Additionally, in no event will the Company be required to net cash settle the warrant shares. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

Note 8. Fair Value Measurements

The following table presents information about the Company’s assets that are measured on a recurring basis as of June 30, 2020 and December 31, 2019 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

June 30, 2020
	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets held in Trust:
Money market funds	$141,249,220	$—	$—
	$141,249,220	$—	$—

December 31, 2019
	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets held in Trust:
U.S. Treasury Securities	$161,991,526	$-	$-
Money market funds	28,383	-	-
	$162,019,909	$-	$-

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for three and six months ended June 30, 2020 and 2019.

Note 9. Subsequent Events

On July 16, 2020, the Company issued a $3.0 million Promissory Note to the Sponsor, which will be repaid on the earlier of (i) December 31, 2020 and (ii) the effective date of a Business Combination, without interest. On July 16, 2020, the Company received $1.0 million in loan proceeds pursuant to the Promissory Note which increased the principal balance of the July Note to $1.0 million.

On August 3, 2020, the Company agreed to amend its arrangement with Mr. Prot pursuant to which Mr. Prot will be paid an aggregate of $75,000 for January through June 2020 so long as Mr. Prot continues to provide services to the Company to substantially the same extent as he previously provided such services and the Company successfully completes its acquisition of a target company prior to December 31, 2020. If the Company does not complete its acquisition of a target company prior to December 31, 2020, then no further fees will be due from the Company to Mr. Prot.

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as noted above, the Company did not identify and subsequent events that would have required adjustment or disclosure in the financial statements.

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

On June 16, 2020, we held a special meeting of shareholders to extend (the “Extension”) the date by which we have to complete an initial Business Combination from June 22, 2020 to September 22, 2020 (the “Combination Period”). The Extension was approved, and in connection with the vote to approve the Extension, the holders of 2,089,939 shares of Class A common stock properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.46 per share, for an aggregate redemption amount of approximately $21.9 million.

We have also agreed to deposit into the Trust Account (each deposit being referred to herein as a “Deposit”) $0.03 for each Public Share that was not converted in connection with the Extension, for each monthly period, or portion thereof, that is needed by us to complete an initial business combination from June 22, 2020 until the date of the consummation of its Business Combination. Alternatively, if we do not have the funds necessary to make the Deposit referred to above, our officers, directors or any of their affiliates or designees will contribute to us as a loan (each loan being referred to herein as a “Contribution”) $0.03 for each Public Share that is not converted in connection with the shareholder votes to approve the Extension, for each monthly period, or portion thereof, that is needed by us to complete an initial Business Combination from June 22, 2020 until the date of the consummation of its Business Combination. The Contributions will not bear any interest and will be repayable by us to the officers, directors or affiliates upon consummation of an initial Business Combination. The loans will be forgiven if we are unable to consummate an initial Business Combination except to the extent of any funds held outside of the Trust Account.

If we are unable to complete a Business Combination on or prior to September 22, 2020, or the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding Public shares which redemption will completely extinguish public stockholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and our board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of our company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law; provided, however that the Company can seek shareholder approval to extend the date of its termination beyond September 22, 2020 in order to avail itself of more time to complete a Business Combination however there is no assurance such shareholder approval will be received.

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

For the three months ended June 30, 2020, we had net loss of approximately $223,000, which consisted of approximately $45,000 in interest earned on investments and marketable securities held in the Trust Account, offset by approximately $216,000 in general and administrative expenses, $50,000 in franchise tax expense, and approximately $2,000 in income tax expense.

For the three months ended June 30, 2019, we had net income of approximately $527,000, which consisted of approximately $965,000 in interest earned on investments and marketable securities, offset by approximately $195,000 in general and administrative costs, $50,000 in franchise tax expense, and approximately $193,000 in income tax expense.

For the six months ended June 30, 2020, we had net loss of approximately $200,000, which consisted of approximately $684,000 in interest earned on investments and marketable securities held in the Trust Account, offset by approximately $645,000 in general and administrative expenses, approximately $100,000 in franchise tax expense, and approximately $139,000 in income tax expense.

For the six months ended June 30, 2019, we had net income of approximately $989,000, which consisted of approximately $1.9 million in interest earned on investments and marketable securities, offset by approximately $432,000 in general and administrative costs, $100,000 in franchise tax expense, and approximately $379,000 in income tax expense.

Liquidity and Capital Resources

As of June 30, 2020, we had approximately $159,000 in our operating bank accounts, and working capital deficit of approximately $1.9 million (including tax obligations of approximately $142,000).

To date, our liquidity needs have been satisfied through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the founder shares to the Sponsor, loans from the Sponsor, and the proceeds from the consummation of the Private Placement not held in the Trust Account, and interest earned and released from the Trust Account of approximately $1.7 million since inception to pay for our tax obligations. We fully repaid the loan from the proceeds of the Initial Public Offering not being placed in the Trust Account on June 22, 2018.

On March 4, 2019, we issued a Convertible Note to our Sponsor, pursuant to which our Sponsor agreed to provide a Working Capital Loan to us of up to $1.5 million. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. We were provided $750,000 and $750,000 in loan proceeds during the year ended December 31, 2019 and the six months ended June 30, 2020, respectively, for an aggregate amount of $1.5 million, pursuant to the amended Convertible Note.

On July 16, 2020, we issued a $3.0 million Promissory Note to our Sponsor, pursuant to which our Sponsor agreed to provide a working capital loan to us of up to $3.0 million. The Promissory Note will be repaid on the earlier of (i) December 31, 2020 and (ii) the effective date of a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination, involving us and one or more businesses, without interest. On July 16, 2020, we were provided an advance of $1.0 million in loan proceeds pursuant to the Promissory Note which increased the principal balance of the Promissory Note to $1.0 million.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern after June 22, 2020. Management plans to address this uncertainty through the consummation of a Business Combination. However, there is no assurance that we will be able to consummate a Business Combination within the Combination Period. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after September 22, 2020.

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

Office Space and Related Support Services

We agreed, commencing on the effective date of the Initial Public Offering in June 2018 through the earlier of our consummation of a Business Combination and our liquidation, to pay our Sponsor a monthly fee of $10,000 or an affiliate of our sponsor for office space, utilities and secretarial and administrative support. We incurred $30,000 and $60,000 in expenses in connection with such services during each of the three and six months ended June 30, 2020 and 2019, respectively, in the accompanying Statements of Operations.

Board Member Agreement

In September 2017, we entered into an agreement with B. Prot Conseils, an entity controlled by Mr. Baudouin Prot, one of our board members, pursuant to which the board member will be paid a cash fee of $150,000 per annum in exchange for his service. The agreement was effective as of October 1, 2017 and lasted until December 2019. We incurred $37,500 and $75,000 in fees related to this service during the three and six months ended June 30, 2019, respectively, in the accompanying Statements of Operations. On February 20, 2020, we have agreed to amend our arrangement with Mr. Prot, pursuant to which no further monthly fees will be paid on a current monthly basis to Mr. Prot, however, if we complete our acquisition of a target company prior to June 18, 2020, we shall pay Mr. Prot $12,500 for each month Mr. Prot has continued to provide services to us since January 1, 2020. On August 3, 2020, we agreed to amend our arrangement with Mr. Prot pursuant to which he will be paid an aggregate of $75,000 for January through June 2020 so long as Mr. Prot continues to provide services to our company to substantially the same extent as he previously provided such services and we successfully complete our acquisition of a target company prior to December 31, 2020. If we do not complete our acquisition of a target company prior to December 31, 2020, then no further fees will be due to Mr. Prot.

Promissory Notes - Related Party

Our Sponsor had agreed to loan us an aggregate of up to $300,000 to be used for the payment of costs related to the Initial Public Offering. In April 2018, our Sponsor amended the note to increase the principal amount to $500,000. The loan was non-interest bearing, unsecured and due on the earlier of December 31, 2019 or the closing of the Initial Public Offering. We fully repaid the loan from the proceeds of the Initial Public Offering not being placed in the Trust Account on June 22, 2018.

 On July 16, 2020, we issued a promissory note (“Promissory Note”) to our Sponsor, pursuant to which our Sponsor agreed to provide a working capital loan to us of up to $3.0 million. The Promissory Note will be repaid on the earlier of (i) December 31, 2020 and (ii) the effective date of a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination, involving us and one or more businesses, without interest. On July 16, 2020, we were provided an advance of $1.0 million in loan proceeds pursuant to the Promissory Note which increased the principal balance of the Promissory Note to $1.0 million.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us Working Capital Loans. If we complete a Business Combination, we would repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants.

On March 4, 2019, we issued a convertible note (“Convertible Note”) to our Sponsor, pursuant to which our Sponsor agreed to provide a Working Capital Loan to us of up to $1.5 million. On June 16, 2020, we amended the Convertible Note, pursuant to which the maturity date of the note was extended to the earlier of (i) December 31, 2020 and (ii) the effective date of a merger, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination, involving us and one or more businesses. We were provided $750,000 and $750,000 in loan proceeds during the year ended 2019 and the six months ended June 30, 2020, respectively, for an aggregate of $1.5 million outstanding balance pursuant to the amended Convertible Note.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2020 and December 31, 2019, 12,265,693 and 14,461,820 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our balance sheets, respectively.

Off-Balance Sheet Arrangements and Contractual Obligations

As of June 30, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

As of June 30, 2020, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, were invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we do not believe that there will be an associated material exposure to interest rate risk.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

On February 20, 2020, we agreed to amend our arrangement with Mr. Baudouin Prot such that no further monthly fees will be paid on a current monthly basis to Mr. Prot. However, we agreed that if the Company completes its acquisition of a target company prior to June 18, 2020, the Company shall pay Mr. Prot $12,500 for each month provided that Mr. Prot has continued to provide services to the Company since January 1, 2020. We also agreed that If the Company does not complete its acquisition of a target company prior to June 18, 2020 then no further fees will be payable to Mr. Prot following December 31, 2019. On August 3, 2020, we agreed to amend our arrangement with Mr. Prot pursuant to which he will be paid an aggregate of $75,000 for January through June 2020 so long as Mr. Prot continues to provide services to the Company to substantially the same extent as he previously provided such services and the Company successfully completes its acquisition of a target company prior to December 31, 2020. If the Company does not complete its acquisition of a target company prior to December 31, 2020, then no further fees will be due from the Company to Mr. Prot.

Item 6.	Exhibits.

Exhibit Number	Description

3.1	Amendment to Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed on June 18, 2020).

3.1	July 2020 Promissory Note (Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on July 20, 2020).

31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LF CAPITAL ACQUISITION CORP.

	By:	/s/ Scott Reed
Dated: August 7, 2020		Name:	Scott Reed
		Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Alberto Bianchinotti
Dated: August 7, 2020		Name:	Alberto Bianchinotti
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

