Form 10-Q
period 2020-09-30
LF Capital Acquisition Corp.
filed 2020-11-09
CIK 1721386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 9, 2020, 12,219,363 Class A common stock, par value $0.0001 per share, and 3,881,250 Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

LF CAPITAL ACQUISITION CORP.

Form 10-Q

For the Quarter Ended September 30, 2020

i

PART I - FINANCIAL INFORMATION

Item 1.	Interim Financial Statements

LF CAPITAL ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$173,764	$161,405
Prepaid expenses	77,250	304,077
Total current assets	251,014	465,482
Marketable securities held in Trust Account	129,127,500	162,019,909
Total assets	$129,378,514	$162,485,391

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$497,644	$121,516
Accrued expenses	678,891	30,610
Convertible note payable - related party	1,500,000	750,000
Promissory note - related party	1,000,000	-
Franchise tax payable	30,050	40,000
Income tax payable	96,850	-
Total current liabilities	3,803,435	942,126
Deferred tax liabilities	-	128,105
Deferred underwriting commissions	5,433,750	5,433,750
Total liabilities	9,237,185	6,503,981

Commitments
Class A common stock, $0.0001 par value; 10,893,219 and 14,461,820 shares subject to possible redemption at $10.57 and $10.44 per share at September 30, 2020 and December 31, 2019, respectively	115,141,325	150,981,401

Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at September 30, 2020 and December 31, 2019, respectively	-	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 1,326,144 and 1,063,180 shares issued and outstanding (excluding 10,893,219 and 14,461,820 shares subject to possible redemption) at September 30, 2020 and December 31, 2019, respectively	133	106
Convertible Class B common stock, $0.0001 par value; 15,000,000 shares authorized; 3,881,250 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	388	388
Additional paid-in capital	3,881,645	2,757,412
Retained earnings	1,117,838	2,242,103
Total stockholders' equity	5,000,004	5,000,009
Total Liabilities and Stockholders' Equity	$129,378,514	$162,485,391

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

LF CAPITAL ACQUISITION CORP.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
General and administrative expenses	$908,158	$191,047	$1,552,735	$623,164
Franchise tax expense	50,510	50,000	150,560	150,000
Loss from operations	(958,668)	(241,047)	(1,703,295)	(773,164)
Interest earned on investments and marketable securities	8,953	892,606	692,927	2,792,775
(Loss) Income before income tax expense	(949,715)	651,559	(1,010,368)	2,019,611
Income tax expense	(25,379)	174,369	113,897	552,968
Net (loss) income	$(924,336)	$477,190	$(1,124,265)	$1,466,643

Weighted average shares outstanding of Class A common stock	13,302,920	15,525,000	14,679,742	15,525,000
Basic and diluted net income per share, Class A	$-	$0.04	$0.03	$0.13
Weighted average shares outstanding of Class B common stock	3,881,250	3,881,250	3,881,250	3,881,250
Basic and diluted net loss per share, Class B	$(0.24)	$(0.05)	$(0.40)	$(0.16)

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

LF CAPITAL ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	For the Nine Months Ended September 30, 2020
	Common Stock				Additional		Total
	Class A		Class B		Paid-in	Retained	Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance - December 31, 2019	1,063,180	$106	3,881,250	$388	$2,757,412	$2,242,103	$5,000,009
Common stock subject to possible redemption	39,265	4	-	-	(22,754)	-	(22,750)
Net income	-	-	-	-	-	22,748	22,748
Balance - March 31, 2020 (unaudited)	1,102,445	110	3,881,250	388	2,734,658	2,264,851	5,000,007
Common stock subject to possible redemption (1)	66,923	7	-	-	222,672	-	222,679
Net loss	-	-	-	-	-	(222,677)	(222,677)
Balance - June 30, 2020 (unaudited)	1,169,368	$117	3,881,250	$388	$2,957,330	$2,042,174	$5,000,009
Common stock subject to possible redemption (1)	156,776	16	-	-	924,315	-	924,331
Net loss	-	-	-	-	-	(924,336)	(924,336)
Balance - September 30, 2020 (unaudited)	1,326,144	$133	3,881,250	$388	$3,881,645	$1,117,838	$5,000,004

(1)	Including the redemption of 2,089,939 and 1,215,698 Class A common stock on June 16, 2020 and September 21, 2020, respectively

	For the Nine Months Ended September 30, 2019
	Common Stock				Additional		Total
	Class A		Class B		Paid-in	Retained	Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance - December 31, 2018	1,024,556	$102	3,881,250	$388	$4,529,248	$470,267	$5,000,005
Common stock subject to possible redemption	25,390	3	-	-	(462,492)	-	(462,489)
Net income	-	-	-	-	-	462,490	462,490
Balance - March 31, 2019 (Unaudited)	1,049,946	105	3,881,250	$388	$4,066,756	$932,757	$5,000,006
Common stock subject to possible redemption	(8,940)	(1)	-	-	(526,959)	-	(526,960)
Net income	-	-	-	-	-	526,963	526,963
Balance - June 30, 2019 (Unaudited)	1,041,006	$104	3,881,250	$388	$3,539,797	$1,459,720	$5,000,009
Common stock subject to possible redemption	9,814	1	-	-	(477,197)	-	(477,196)
Net income	-	-	-	-	-	477,190	477,190
Balance - September 30, 2019 (Unaudited)	1,050,820	$105	3,881,250	$388	$3,062,600	$1,936,910	$5,000,003

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

LF CAPITAL ACQUISITION CORP.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2020	2019
Cash Flows from Operating Activities:
Net (loss) income	$(1,124,265)	$1,466,643
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Deferred tax liabilities	(128,105)	177,297
Interest earned on investments and marketable securities held in Trust Account	(692,918)	(2,792,314)
Changes in operating assets and liabilities:
Prepaid expenses	226,827	(236,433)
Accounts payable	376,128	14,356
Accrued expenses	648,281	2,500
Franchise tax payable	(9,950)	(170,000)
Income tax payable	96,850	-
Net cash used in operating activities	(607,152)	(1,537,951)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(1,469,038)	-
Withdrawal from Trust upon redemption of Class A common stock	34,715,815	-
Interest released from Trust Account	338,550	921,717
Net cash provided by investing activities	33,585,327	921,717

Cash Flows from Financing Activities:
Proceeds from convertible note payable - related party	750,000	750,000
Proceeds from promissory note - related party	1,000,000	-
Redemption of Class A common stock	(34,715,816)	-
Net cash (used in) provided by financing activities	(32,965,816)	750,000

Net decrease in cash and cash equivalents	12,359	133,766

Cash and cash equivalents - beginning of the period	161,405	196,804
Cash and cash equivalents - end of the period	$173,764	$330,570

Supplemental disclosure of noncash investing and financing activities:
Change in Class A common stock subject to possible redemption	$(1,124,260)	$1,466,645

Supplemental cash flow disclosure:
Cash paid for income taxes	$178,500	$601,467

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

LF CAPITAL ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS

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

On August 31, 2020, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, LFCA Merger Sub, Inc., a Delaware corporation and a direct, wholly-owned subsidiary of the Company (“Merger Sub”), Landsea Homes Incorporated, a Delaware corporation (“Landsea”), and Landsea Holdings Corporation, a Delaware corporation (the “Seller”), which provides for, among other things the merger of Merger Sub with and into Landsea, with Landsea continuing as the surviving corporation (the “Merger”). See the Proposed Business Combination described below.

All activity through September 30, 2020 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), and, since the closing of the Initial Public Offering, a search for a Business Combination candidate. The Company has selected December 31 as its fiscal year end.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 7,760,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to the Sponsor, Level Field Capital, LLC (“Sponsor”) and certain funds and accounts managed by subsidiaries of BlackRock, Inc. (collectively, “anchor investor”), generating gross proceeds of $7.76 million (Note 4). See the “Proposed Business Combination” section below, including the description of the Sponsor Surrender Agreement, pursuant to which a portion of the Private Placement Warrants will be forfeited immediately prior to (but conditioned and effective upon) completion of the proposed Merger.

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

LF CAPITAL ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS

The Company will provide its shareholders of Class A shares purchased in the Initial Public Offering (“public shareholders” and such shares the “public shares”) with the opportunity to redeem all or a portion of their public shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. If, however, shareholder approval of the transaction is required by law or stock exchange listing requirement, or the Company decides to obtain shareholder approval for business or other legal reasons, it will: (i) conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and (ii) file proxy materials with the Securities and Exchange Commission (“SEC”). The public shareholders will be entitled to redeem their public shares for a pro rata portion of the amount then in the Trust Account (approximately $10.57 per share as of September 30, 2020, after taking into consideration the $0.03 per share contribution in connection with the September Extension described below, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations, less up to $100,000 of interest to pay dissolution expenses).

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

On June 16, 2020, the Company held a special meeting of shareholders to extend (the “Extension”) the date by which the Company has to complete an initial Business Combination from June 22, 2020 to September 22, 2020. The Extension was approved, and in connection with the vote to approve the Extension, in June 2020 the holders of 2,089,939 shares of Class A common stock properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.46 per share, for an aggregate redemption amount of approximately $21.9 million.

On September 17, 2020, the Company held a special meeting of shareholders to extend (the “September Extension”) the date by which the Company has to complete an initial Business Combination from September 22, 2020 to December 22, 2020 (the “Combination Period”). The September Extension was approved, and in connection with the vote to approve the September Extension, in September 2020 the holders of 1,215,698 shares of Class A common stock properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.57 per share, for an aggregate redemption amount of approximately $12.8 million.

LF CAPITAL ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS

The Company previously deposited into the Trust Account (each deposit being referred to herein as a “Deposit”) $0.03 per month (or an aggregate of $0.09) for each public share that was not converted in connection with the Extension of the Company’s termination date from June 22, 2020 through September 22, 2020. During the three and nine months ended September 30, 2020, the Company made a Deposit of approximately $806,000 and $1.2 million, respectively, to the Trust Account. Alternatively, if the Company does not have the funds necessary to make the Deposit referred to above, the Company’s officers, directors or any of their affiliates or designees will contribute to the Company as a loan (each loan being referred to herein as a “Contribution”) $0.03 for each public share that is not converted in connection with the shareholder votes to approve the Extension, for each monthly period, or portion thereof, that is needed by the Company to complete an initial Business Combination from June 22, 2020 until the date of the consummation of its Business Combination. The Contributions will not bear any interest and will be repayable by the Company to the officers, directors or affiliates upon consummation of an initial Business Combination. The loans will be forgiven if the Company is unable to consummate an initial Business Combination except to the extent of any funds held outside of the Trust Account. On September 17, 2020, the Company held a special meeting for the September Extension which eliminated the Deposits after September 22, 2020.

If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding public shares which redemption will completely extinguish public stockholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law; provided, however that the Company can seek shareholder approval to extend the date of its termination beyond December 22, 2020 in order to avail itself of more time to complete a Business Combination however there is no assurance such shareholder approval will be received.

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

The initial stockholders have agreed to waive their liquidation rights with respect to the founder shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial stockholders should acquire public shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s public shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only the $10.57 per share placed in the Trust Account as of September 30, 2020 (or less than that in certain circumstances). In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company, jointly and severally, if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent auditors), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

LF CAPITAL ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS

Proposed Business Combination

On August 31, 2020, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, LFCA Merger Sub, Inc., a Delaware corporation and a direct, wholly-owned subsidiary of the Company (“Merger Sub”), Landsea Homes Incorporated, a Delaware corporation (“Landsea”), and Landsea Holdings Corporation, a Delaware corporation (the “Seller”), which provides for, among other things the merger of Merger Sub with and into Landsea, with Landsea continuing as the surviving corporation (the “Merger”). The transactions set forth in the Merger Agreement, including the Merger, will constitute a “Business Combination” as contemplated by the Company’s Amended and Restated Certificate of Incorporation.

Subject to the terms of the Merger Agreement, the Seller will receive approximately $344 million of stock consideration, consisting of 32,557,303 newly issued shares of the Company’s publicly-traded Class A common stock, which shares will be valued at $10.56 per share for purposes of determining the aggregate number of shares payable to the Seller (the “Stock Consideration”). The number of shares of Class A common stock issued to the Seller as Stock Consideration is not subject to adjustment. The Seller has registration rights under the Merger Agreement in respect of the Stock Consideration.

Each of the Company, Merger Sub and Landsea are making customary representations and warranties for a transaction of this type. The representations and warranties made by parties to the Merger Agreement do not survive after the closing of the Merger. The parties to the Merger Agreement also have agreed to certain customary covenants in connection with the Merger, including, among others, covenants with respect to the conduct of the Company, Merger Sub and Landsea and its subsidiaries prior to the closing of the Merger. The Company has agreed to seek approval of the holders of at least 65% of the Company’s public warrants to effect an amendment to the warrant agreement related to the public warrants such that, as of the closing of the Merger, (i) each issued and outstanding public warrant, which currently entitles each holder thereof to purchase one share of Parent Class A Stock at an exercise price of $11.50 per share, will become exercisable for one-tenth of one share at an exercise price of $1.15 per one-tenth share ($11.50 per whole share) and (ii) each holder of public warrants issued and outstanding immediately prior to the closing of the Merger will be entitled to receive from the Company a one-time payment of $1.85 per public warrant, contingent upon the consummation of the closing.

The parties to the Merger Agreement have agreed to use reasonable best efforts to do all things necessary, proper or advisable to consummate the Merger and the other transactions contemplated by the Merger Agreement in the most expeditious manner practicable.

The Merger is subject to customary conditions for a transaction of this type, including, among others: (i) approval of the Company’s stockholders; (ii) approval of Landsea’s sole stockholder; (iii) there being no laws or injunctions by governmental authorities or other legal restraint prohibiting consummation of the transactions contemplated under the Merger Agreement; (iv) the waiting period applicable to the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, having expired (or early termination having been granted); (v) the shares of the Company’s Class A common stock to be issued in connection with the closing of the Merger shall have been approved for listing upon the closing on Nasdaq; (vi) the Company having at least $5,000,001 in net tangible assets; (vii) the amount in the Company’s trust account equally or exceeding $90,000,000, after deducting certain transaction expenses and other costs; and (viii) receipt of the required regulatory approvals by the Hong Kong Stock Exchange by certain Landsea affiliates.

The Merger Agreement may be terminated under certain customary and limited circumstances prior to the closing of the Merger, including (i) by mutual written consent of the Company and the Seller; (ii) if the closing has not occurred on or prior to September 22, 2020, or, if the stockholders of the Company approve an amendment to the certificate of incorporation of the Company to extend the date by which the Company must complete its initial business combination to a date that is after September 22, 2020, then the earlier of such new date or December 22, 2020 (the “Outside Date”), (iii) by the Company as a result of breach by or non-performance of Landsea or the Seller and such breach or non-performance gives rise to a failure of a condition precedent and cannot or has not been cured within 30 days’ notice by the Company, (iv) by the Seller as a result of breach by or non-performance of the Company or Merger Sub and such breach or non-performance gives rise to a failure of a condition precedent and cannot or has not been cured within 30 days’ notice by the Company or Merger Sub, and (v) if the approval of the Merger by Landsea’s sole stockholder is not obtained. If the Merger Agreement is validly terminated, none of the parties will have any liability or any further obligation under the Merger Agreement with certain limited exceptions, including liability arising out of fraud.

LF CAPITAL ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS

Concurrent with the execution of the Merger Agreement, the Sponsor, the Company, the Seller, and Landsea entered into the Sponsor Transfer, Waiver, Forfeiture and Deferral Agreement (the “Sponsor Surrender Agreement”), pursuant to which the Sponsor agreed, upon closing of the business combination, to (i) forfeit to the Company for no consideration 2,260,000 warrants held by the Sponsor, (ii) forfeit to the Company for no consideration 600,000 shares of Class B common stock held by the Sponsor, (iii) transfer to the Seller for no consideration 2,200,000 warrants, (iv) transfer to the Seller for no consideration 500,000 shares of Class A common stock held by the Sponsor following the conversion upon consummation of the Merger of 500,000 shares of Class B common stock held by the Sponsor, (v) defer the conversion of 500,000 shares of its Class B common stock contingent upon the valuation of the Class A common stock reaching certain thresholds during the twenty-four month period following the closing of the Merger, (vi) exercise any warrants held by the Sponsor to purchase Class A common stock solely on a cashless basis, (vii) waive its right to convert the outstanding principal due under that certain Convertible Promissory Note, dated March 4, 2019, as amended, by and between Sponsor and the Company, to warrants of the Company in lieu of cash payment upon the consummation of the Merger, and (viii) cancel that certain $1,000,000 working capital loan to the Company pursuant to that certain Promissory Note entered into with the Company, dated as of July 16, 2020, in each case on terms and subject to the conditions set forth therein.

Concurrent with the execution of the Merger Agreement, the Company, the Seller and Landsea, entered into waiver agreements (the “Waiver Agreements”) with certain holders of the Company’s shares of Class B common stock, pursuant to which, each holder agreed to (i) waive their redemption rights with respect to any Class A common stock they may own, (ii) waive certain of their anti-dilution and conversion and redemption rights with respect to their shares of Class B common stock, and (iii) convert their shares of Class B common stock into shares of Class A common stock on a one-for-one basis, in each case on terms and subject to the conditions set forth therein.

Concurrent with the execution of the Merger Agreement, the Company also entered into a Waiver Agreement with certain funds managed by BlackRock (the “BlackRock Holders”) that hold shares of Class B common stock (the “BlackRock Waiver”), pursuant to which, each holder (i) agreed to waive certain of their anti-dilution rights with respect to their shares of Class B common stock, and (ii) acknowledged that the shares of Class B common stock held by the Blackrock Holders convert into shares of the Class A common stock on a one-for-one basis upon the consummation of the Merger, in each case on terms and subject to the conditions set forth in the Amended and Restated Certificate of Incorporation.

Concurrent with the execution of the Merger Agreement, the Company entered into an indemnification agreement with the Seller and the Sponsor (the “Indemnification Agreement”), whereby the Company agreed that it would (i) not amend, waive, terminate or otherwise modify the BlackRock Waiver without the prior written consent of the Seller and (ii) enforce the obligations thereunder. The Sponsor agreed to (i) indemnify the Company and the Seller for all reasonably documented out-of-pocket costs the Company or Seller may incur in connection with enforcing the Indemnification Agreement and the BlackRock Waiver and (ii) immediately after the Closing, forfeit such number of Class A common stock of the Company equal to the number of shares of Class B common stock held by the BlackRock Holders that are converted into Class A common stock at or as a result of the Closing less the number of Class B common stock held by the BlackRock Holders immediately prior to the Closing.

LF CAPITAL ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS

Concurrent with the execution of the Merger Agreement, the Company, the Seller and certain of the holders of the Company’s shares of Class B common Stock (the “LF Capital Restricted Stockholders”), entered into a Voting and Support Agreement with the Company (the “Voting and Support Agreement”), pursuant to which each of the LF Capital Restricted Stockholders party to the Voting and Support Agreement agreed to, among other things, vote their Class B common stock and other acquired common stock (representing as of the date hereof approximately 21.01% of the voting power of the Company) (i) in favor of the adoption of the Merger Agreement and the accompanying transaction, (ii) against any action, proposals, transaction or agreement that would result in a breach of any representation, warrant, covenant, obligation or agreement of the Company or Merger Sub contained in the Merger Agreement, and (iii) in favor or the proposals to be set forth in the proxy statement to be filed by the Company with the Securities and Exchange Commission (the “SEC”) in connection with the approval of the Merger and each of the other proposals of the Company set forth in therein (the “Proxy Statement”). Additionally, each LF Capital Restricted Stockholder party to the Voting and Support Agreement has agreed to certain standstill obligations, in each case on terms and subject to the conditions set forth therein. The Voting and Support Agreement will terminate upon the earlier to occur of, (x) as to each LF Capital Restricted Stockholder, the mutual written consent of the Seller and such LF Capital Restricted Stockholder, (y) the closing of the Merger, and (z) the date of termination of the Merger Agreement.

Concurrent with the execution of the Merger Agreement, the Company has entered into certain Forward Purchase and Subscription Agreements (each, a “Forward Purchase Agreement”) with certain subscribers (the “Subscribers”), pursuant to which the Subscribers have agreed to purchase up to an aggregate of $35 million of shares of the Company’s Class A common stock in the public markets at a price per share not greater than $10.56 per share, at any time or from time to time prior to the record date for the special meeting of the Company’s stockholders (the “Special Meeting”) relating to the approval of the Merger and the other proposals of the Company set forth in the Proxy Statement. The Subscribers have agreed to vote their shares of Class A common stock acquired pursuant to the Forward Purchase Agreement in favor of the Merger and each of the other proposals to be set forth in the Proxy Statement. In addition, the Subscribers have agreed not to exercise their redemption rights with respect to any of their shares of Class A common stock acquired pursuant to the Forward Purchase Agreement in connection with the Special Meeting or in connection with the Company’s proposal to extend the Outside Date. In consideration for entering into the Forward Purchase Agreement, the Company will issue a certain number of shares of Class A common stock to such Subscribers for no consideration and the Sponsor has agreed to concurrently forfeit a number of shares of Class B common stock equal to the aggregate issuance to Subscribers. The Company is providing the Subscribers with certain customary registration rights in connection with the Forward Purchase Agreement.

Liquidity

As of September 30, 2020, the Company had approximately $174,000 in its operating bank accounts and working capital deficit of approximately $3.6 million (including tax obligations of approximately $127,000).

Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied through the proceeds from the consummation of the Private Placement not held in the Trust Account, interest earned and released from the Trust Account to pay for its tax obligations of approximately $1.7 million since inception, and loans from the Sponsor. In order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company officers and directors may, but are not obligated to, provide the Company Working Capital Loans. The Working Capital Loans will either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. On March 4, 2019, the Company issued the Convertible Note (as defined in Note 5) to the Sponsor, pursuant to which the Sponsor agreed to provide a Working Capital Loan to the Company of up to $1.5 million. The Company was provided $750,000 and $750,000 in loan proceeds during the year ended December 31, 2019 and the nine months ended September 30, 2020, respectively, for an aggregate amount of $1.5 million, pursuant to the amended Convertible Note.

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

LF CAPITAL ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern after December 22, 2020. Management plans to address this uncertainty through the consummation of a Business Combination. However, there is no assurance that the Company will be able to consummate a Business Combination within the Combination Period. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 22, 2020.

Note 2. Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited financial statements as of September 30, 2020, for the three and nine months ended September 30, 2020 and 2019, have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. These unaudited condensed financial statements should be read in conjunction with the audited financial statements contained in the Company’s Form 10-K filed with the SEC on February 24, 2020.

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

LF CAPITAL ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS

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

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents and marketable securities held for trading. Cash and cash equivalents are maintained in accounts with financial institutions, which, at times may exceed the Federal depository insurance coverage of $250,000. At September 30, 2020 and December 31, 2019, the Company had not experienced losses on this account and management believes the Company is not exposed to significant credit risks on such account. The Company’s marketable securities portfolio consists of U.S Treasury Bills and money market funds with an original maturity of 180 days or less.

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

LF CAPITAL ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS

ASC 820, Fair Value Measurement and Disclosures, requires all entities to disclose the fair value of financial instruments, both assets and liabilities for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of September 30, 2020 and December 31, 2019, the recorded values of cash and cash equivalents, prepaid expenses, accounts payable, accrued expenses, convertible note payable to related party and promissory note payable to related party approximate the fair values due to the short-term nature of the instruments. The Company’s portfolio of marketable securities is comprised of an investment in U.S Treasury Bills and money market fund with an original maturity of 180 days or less. The fair value for trading securities is determined using quoted market prices.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2020 and December 31, 2019, 10,893,219 and 14,461,820 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets, respectively.

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

LF CAPITAL ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS

Reconciliation of net income (loss) per common stock

The Company’s net income is adjusted for the portion of income that is attributable to Class A common stock subject to redemption, as these shares only participate in the earnings of the Trust Account (less applicable taxes) and not the income or losses of the Company. Accordingly, basic and diluted income per Class A common stock is calculated as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Net (loss) income	$(924,336)	$477,190	$(1,124,265)	$1,466,643
Less: Income attributable to Class A common stock	-	(721,981)	(428,470)	(1,421,570)
Adjusted net loss attributable to Class B common stock	$(924,336)	$(244,791)	$(1,552,735)	$45,073

Weighted average shares outstanding of Class A common stock	13,302,920	15,525,000	14,679,742	15,525,000
Basic and diluted net income per share, Class A	$-	$0.05	$0.03	$0.09
Weighted average shares outstanding of Class B common stock	3,881,250	3,881,250	3,881,250	3,881,250
Basic and diluted net loss per share, Class B	$(0.24)	$(0.06)	$(0.40)	$0.01

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company has recorded deferred tax liabilities relating to unrealized gains on investments as of September 30, 2020 and December 31, 2019 amounting to $0 and approximately $128,000, as well as deferred tax assets relating to expenses deferred for income tax purposes and an offsetting full valuation allowance of approximately $641,000 and $314,000, respectively.

The table below presents the Company’s deferred tax liabilities:

	September 30, 2020	December 31, 2019
Deferred tax assets:
Net operating loss carryovers	$-	$-
Start-up cost	641,420	313,660
Total deferred tax assets	641,420	313,660
Valuation allowance	(641,420)	(313,660)

Deferred tax liabilities
Unrealized gain/loss	-	(128,105)
Net Deferred tax assets/(liabilities), net of allowance	$-	$(128,105)

LF CAPITAL ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS

The table below presents the components of the provision for income taxes:

	September 30, 2020	December 31, 2019
Federal
Current	$242,002	$547,749
Deferred	(455,865)	(40,546)
State and Local
Current	-	-
Deferred	-	-
Change in Valuation allowance	327,760	168,651
Income tax provision (benefit)	$113,897	$675,854

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

See the “Proposed Business Combination” described in Note 1 above, including the description of the Sponsor Surrender Agreement, pursuant to which a portion of the Private Placement Warrants will be forfeited immediately prior to (but conditioned and effective upon) completion of the proposed Merger.

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

LF CAPITAL ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS

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

See the “Proposed Business Combination” described in Note 1 above, including the description of the Sponsor Surrender Agreement, pursuant to which a portion of the founder shares will be forfeited immediately prior to (but conditioned and effective upon) completion of the proposed Merger.

Office Space and Related Support Services

The Company agreed, commencing on the effective date of the Initial Public Offering in June 2018 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay our Sponsor or an affiliate of our Sponsor a monthly fee of $10,000 for office space, utilities and secretarial and administrative support. The Company incurred $30,000 and $90,000 in expenses in connection with such services during each of the three and nine months ended September 30, 2020 and 2019, respectively, as reflected in the accompanying Statements of Operations.

Board Member Agreement

In September 2017, the Company entered into an agreement with B. Prot Conseils, an entity controlled by Mr. Baudouin Prot, one of its board members, pursuant to which the board member is paid a cash fee of $150,000 per annum in exchange for his service. The agreement was effective as of October 1, 2017 and lasts until the consummation of the Company’s business combination. The Company incurred $37,500 and $112,500 in fees related to this service during the three and nine months ended September 30, 2019, respectively, in the accompanying Statements of Operations. On February 20, 2020, the Company agreed to amend its arrangement with Mr. Prot, pursuant to which no further monthly fees will be paid on a current monthly basis to Mr. Prot, however, if the Company completes its acquisition of a target company prior to June 18, 2020, the Company shall pay Mr. Prot $12,500 for each month Mr. Prot has continued to provide services to the Company since January 1, 2020. On August 3, 2020, the Company agreed to amend its arrangement with Mr. Prot pursuant to which Mr. Prot will be paid an aggregate of $75,000 for January through June 2020 so long as Mr. Prot continues to provide services to the Company to substantially the same extent as he previously provided such services and the Company successfully completes its acquisition of a target company prior to December 31, 2020. If the Company does not complete its acquisition of a target company prior to December 31, 2020, then no further fees will be due from the Company to Mr. Prot.

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

See the “Proposed Business Combination” described in Note 1 above, including the description of the Sponsor Surrender Agreement, pursuant to which the Sponsor agreed to cancel the outstanding principal balance of the Promissory Note of $1.0 million immediately prior to (but conditioned and effective upon) completion of the proposed Merger.

LF CAPITAL ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS

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

On March 4, 2019, the Company issued a convertible note (“Convertible Note”) to the Sponsor, pursuant to which the Sponsor agreed to provide a Working Capital Loan to the Company of up to $1.5 million. On June 16, 2020, the Company amended the Convertible Note, pursuant to which the maturity date of the note was extended to the earlier of (i) December 31, 2020 and (ii) the effective date of a Business Combination. The Company was provided $750,000 and $750,000 in loan proceeds during the year ended 2019 and the nine months ended September 30, 2020, respectively, for an aggregate $1.5 million outstanding balance pursuant to the amended Convertible Note.

In addition, in connection with the Extension, the Company’s officers, directors or any of their affiliates or designees have agreed, if the Company does not have the funds necessary to make the Deposit, to make Contributions to the Company as a loan of $0.03 for each Public Share that is not converted in connection with the shareholder votes to approve the Extension. The Contributions will not bear any interest and will be repayable by the Company to the officers, directors or affiliates upon consummation of an initial Business Combination. The loans will be forgiven if the Company is unable to consummate an initial Business Combination except to the extent of any funds held outside of the Trust Account. As of September 30, 2020, no Contributions were outstanding.

See the “Proposed Business Combination” described in Note 1 above, including the description of the Sponsor Surrender Agreement, pursuant to which the Sponsor agreed to waive its right to convert the outstanding principal due under the Convertible Note to warrants of the Company in lieu of cash payment upon the consummation of the Merger, but conditioned and effective upon) completion of the proposed Merger.

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

LF CAPITAL ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS

Note 7. Stockholders’ equity

Class A Common stock

The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. At September 30, 2020 and December 31, 2019, there were 12,219,363 and 15,525,000 shares of Class A common stock issued or outstanding, including 10,893,219 and 14,461,820 shares of Class A common stock subject to possible redemption, respectively.

Holders of the Class A common stock and holders of the Class B common stock will vote together as a single class on all matters submitted to a vote of our stockholders, except as required by law. Each share of common stock will have one vote on all such matters.

Class B Common stock

The Company is authorized to issue 15,000,000 shares of Class B common stock with a par value of $0.0001 per share. In August 2017, the Company initially issued 4,312,500 Class B common stock. In February 2018, in connection with the decrease of the size of the Initial Public Offering, the Sponsor forfeited 431,250 shares of Class B common stock, resulting in a decrease in the total number of founder shares from 4,312,500 to 3,881,250. All share amounts presented in the financial statements have been retroactively restated to reflect these share forfeitures. At September 30, 2020 and December 31, 2019, there were 3,881,250 Class B common stock issued or outstanding.

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

Preferred Stock

The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share. At September 30, 2020 and December 31, 2019, there are no preferred shares issued or outstanding.

Warrants

At September 30, 2020 and December 31, 2019, there are 23,285,000 outstanding warrants, consisting of 15,525,000 Public Warrants and 7,760,000 Private Placement Warrants, each warrant exercisable at $11.50 into one share of Class A common stock.

LF CAPITAL ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS

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

Note 8. Fair Value Measurements

The following table presents information about the Company’s assets that are measured on a recurring basis as of September 30, 2020 and December 31, 2019 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

September 30, 2020
	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets held in Trust:
Money market funds	$129,127,500	$-	$-
	$129,127,500	$-	$-

LF CAPITAL ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS

December 31, 2019
	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets held in Trust:
U.S. Treasury Securities	$161,991,526	$-	$-
Money market funds	28,383	-	-
	$162,019,909	$-	$-

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for three and nine months ended September 30, 2020 and 2019.

Note 9. Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as noted above, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

On June 16, 2020, we held a special meeting of shareholders to extend (the “Extension”) the date by which we have to complete an initial Business Combination from June 22, 2020 to September 22, 2020. The Extension was approved, and in connection with the vote to approve the Extension, the holders of 2,089,939 shares of Class A common stock properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.46 per share, for an aggregate redemption amount of approximately $21.9 million.

On September 17, 2020, the Company held a special meeting of shareholders to extend (the “September Extension”) the date by which the Company has to complete an initial Business Combination from September 22, 2020 to December 22, 2020 (the “Combination Period”). The September Extension was approved, and in connection with the vote to approve the September Extension, in September 2020 the holders of 1,215,698 shares of Class A common stock properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.57 per share, for an aggregate redemption amount of approximately $12.8 million.

We previously deposited into the Trust Account (each deposit being referred to herein as a “Deposit”) $0.03 per month (or an aggregate of $0.09) for each Public Share that was not converted in connection with the Extension of our termination date from June 22, 2020 through September 22, 2020. During the three and nine months ended September 30, 2020, the Company made a Deposit of approximately $806,000 and $1.2 million, respectively, to the Trust Account. Alternatively, if we do not have the funds necessary to make the Deposit referred to above, our officers, directors or any of their affiliates or designees will contribute to us as a loan (each loan being referred to herein as a “Contribution”) $0.03 for each Public Share that is not converted in connection with the shareholder votes to approve the Extension, for each monthly period, or portion thereof, that is needed by us to complete an initial Business Combination from June 22, 2020 until the date of the consummation of its Business Combination. The Contributions will not bear any interest and will be repayable by us to the officers, directors or affiliates upon consummation of an initial Business Combination. The loans will be forgiven if we are unable to consummate an initial Business Combination except to the extent of any funds held outside of the Trust Account. On September 17, 2020, the Company held a special meeting for the September Extension which eliminated the Deposits after September 22, 2020.

If we are unable to complete a Business Combination within the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding Public shares which redemption will completely extinguish public stockholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and our board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of our company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law; provided, however that the Company can seek shareholder approval to extend the date of its termination beyond December 22, 2020 in order to avail itself of more time to complete a Business Combination however there is no assurance such shareholder approval will be received.

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

For the three months ended September 30, 2020, we had net loss of approximately $924,000, which consisted of approximately $9,000 in interest earned on investments and marketable securities held in the Trust Account, offset by approximately $908,000 in general and administrative expenses, $51,000 in franchise tax expense and approximately $25,000 in income tax benefit.

For the three months ended September 30, 2019, we had net income of approximately $477,000, which consisted of approximately $893,000 in interest earned on investments and marketable securities, offset by approximately $191,000 in general and administrative costs, $50,000 in franchise tax expense, and approximately $174,000 in income tax expense.

For the nine months ended September 30, 2020, we had net loss of approximately $1.1 million, which consisted of approximately $693,000 in interest earned on investments and marketable securities held in the Trust Account, offset by approximately $1.6 million in general and administrative expenses, approximately $151,000 in franchise tax expense, and approximately $114,000 in income tax expense.

For the nine months ended September 30, 2019, we had net income of approximately $1.5 million, which consisted of approximately $2.8 million in interest earned on investments and marketable securities, offset by approximately $623,000 in general and administrative costs, $150,000 in franchise tax expense, and approximately $553,000 in income tax expense.

Proposed Business Combination

On August 31, 2020, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), with LFCA Merger Sub, Inc., a Delaware corporation and our direct, wholly-owned subsidiary (“Merger Sub”), Landsea Homes Incorporated, a Delaware corporation (“Landsea”), and Landsea Holdings Corporation, a Delaware corporation (the “Seller”), which provides for, among other things the merger of Merger Sub with and into Landsea, with Landsea continuing as the surviving corporation (the “Merger”), as further described in Note 1 to the financial statement included in Item 1 of this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

As of September 30, 2020, we had approximately $174,000 in our operating bank accounts, and working capital deficit of approximately $3.6 million (including tax obligations of approximately $127,000).

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

On March 4, 2019, we issued a Convertible Note to our Sponsor, pursuant to which our Sponsor agreed to provide a Working Capital Loan to us of up to $1.5 million. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. We were provided $750,000 and $750,000 in loan proceeds during the year ended December 31, 2019 and the nine months ended September 30, 2020, respectively, for an aggregate amount of $1.5 million, pursuant to the amended Convertible Note.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern after June 22, 2020. Management plans to address this uncertainty through the consummation of a Business Combination. However, there is no assurance that we will be able to consummate a Business Combination within the Combination Period. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after December 22, 2020.

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

Office Space and Related Support Services

We agreed, commencing on the effective date of the Initial Public Offering in June 2018 through the earlier of our consummation of a Business Combination and our liquidation, to pay our Sponsor a monthly fee of $10,000 or an affiliate of our sponsor for office space, utilities and secretarial and administrative support. We incurred $30,000 and $90,000 in expenses in connection with such services during each of the three and nine months ended September 30, 2020 and 2019, respectively, in the accompanying Statements of Operations.

Board Member Agreement

In September 2017, we entered into an agreement with B. Prot Conseils, an entity controlled by Mr. Baudouin Prot, one of our board members, pursuant to which the board member will be paid a cash fee of $150,000 per annum in exchange for his service. The agreement was effective as of October 1, 2017 and lasted until December 2019. We incurred $37,500 and $112,500 in fees related to this service during the three and nine months ended September 30, 2019, respectively, in the accompanying Statements of Operations. On February 20, 2020, we have agreed to amend our arrangement with Mr. Prot, pursuant to which no further monthly fees will be paid on a current monthly basis to Mr. Prot, however, if we complete our acquisition of a target company prior to June 18, 2020, we shall pay Mr. Prot $12,500 for each month Mr. Prot has continued to provide services to us since January 1, 2020. On August 3, 2020, we agreed to amend our arrangement with Mr. Prot pursuant to which he will be paid an aggregate of $75,000 for January through June 2020 so long as Mr. Prot continues to provide services to our company to substantially the same extent as he previously provided such services and we successfully complete our acquisition of a target company prior to December 31, 2020. If we do not complete our acquisition of a target company prior to December 31, 2020, then no further fees will be due to Mr. Prot.

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

On March 4, 2019, we issued a convertible note (“Convertible Note”) to our Sponsor, pursuant to which our Sponsor agreed to provide a Working Capital Loan to us of up to $1.5 million. On June 16, 2020, we amended the Convertible Note, pursuant to which the maturity date of the note was extended to the earlier of (i) December 31, 2020 and (ii) the effective date of a merger, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination, involving us and one or more businesses. We were provided $750,000 and $750,000 in loan proceeds during the year ended 2019 and the nine months ended September 30, 2020, respectively, for an aggregate of $1.5 million outstanding balance pursuant to the amended Convertible Note.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2020 and December 31, 2019, 10,893,643 and 14,461,820 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our balance sheets, respectively.

Off-Balance Sheet Arrangements and Contractual Obligations

As of September 30, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

As of September 30, 2020, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, were invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we do not believe that there will be an associated material exposure to interest rate risk.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

LF CAPITAL ACQUISITION CORP.

	By:	/s/ Scott Reed
Dated: November 9 , 2020		Name:	Scott Reed
		Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Alberto Bianchinotto
Dated: November 9, 2020		Name:	Alberto Bianchinotto
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)