Form 10-K
period 2020-12-31
Landsea Homes Corp
filed 2021-03-12
CIK 1721386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number: 001-38545

LANDSEA HOMES CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	82-2196021
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
660 Newport Center Drive, Suite 300
Newport Beach, California	92660
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (949) 345-8080

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	LSEA	The Nasdaq Capital Market
Warrants exercisable for Common Stock	LSEAW	The Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated Filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2020, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $146,355,252.70 based on the closing sale price as reported on The Nasdaq Capital Market.

There were 46,231,025 shares of the registrant’s common stock issued and outstanding as of the close of business on March 8, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held in 2021, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

EXPLANATORY NOTE

Landsea Homes Corporation (formerly known as LF Capital Acquisition Corp. or “LF Capital”) was originally incorporated on June 29, 2017 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. On June 22, 2018, LF Capital consummated an initial public offering, after which its securities began trading on The Nasdaq Capital Market (“Nasdaq”).

On January 7, 2021 (the “Closing Date”), Landsea Homes Corporation consummated the previously announced business combination pursuant to that certain Agreement and Plan of Merger dated August 31, 2020 (the “Merger Agreement”), by and among LF Capital, LFCA Merger Sub, Inc., a Delaware corporation and a direct, wholly-owned subsidiary of LF Capital (“Merger Sub”), Landsea Homes Incorporated, a Delaware corporation (“Landsea”), and Landsea Holdings Corporation, a Delaware corporation (the “Seller” or “Landsea Holdings”), which provided for the merger of Merger Sub with and into Landsea, with Landsea continuing as the surviving corporation (the “Merger” and, together with the other transactions contemplated by the Merger Agreement, the “Business Combination”).

In connection with the Business Combination, the registrant changed its name from LF Capital Acquisition Corp. to Landsea Homes Corporation, and Landsea changed its name from Landsea Homes Incorporated to Landsea Homes US Corporation. Following the Business Combination, Landsea Holdings Corporation beneficially holds a majority of the voting power of all outstanding shares of the common stock, par value $0.0001 per share, of Landsea Homes Corporation (“Common Stock”). Following the Closing Date, Landsea Homes Corporation changed the trading symbols for its Common Stock (formerly Class A common stock) and warrants on Nasdaq from “LFAC” and “LFAC-W” to “LSEA” and “LSEA-W.”

Unless the context otherwise requires, references to “the Company,” “we,” “us” and “our” refer to LF Capital Acquisition Corp. prior to the closing of the Business Combination and to the post-combination company and its consolidated subsidiaries following the Business Combination, and “Landsea Homes” refers to the business of Landsea Homes Incorporated prior to the Business Combination.  This Annual Report on Form 10-K (the “Annual Report”) principally describes the business and operations of the Company following the Business Combination, other than the audited consolidated financial statements for the year ended December 31, 2020 and related Management’s Discussion and Analysis of Financial Condition and Results of Operations of LF Capital prior to the Business Combination. Substantially concurrently with the filing of this Annual Report, we will be filing Amendment No. 1 to our Current Report on Form 8-K, initially filed on January 13, 2021, which will include the audited consolidated financial statements of Landsea Homes Corporation for the year ended December 31, 2020 and related Management’s Discussion and Analysis of Financial Condition and Results of Operations. Interested parties should refer to our Current Report on Form 8-K for more information.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report may constitute “forward-looking statements” within the meaning of the federal securities laws, including, but not limited to, our expectations for future financial performance, business strategies or expectations for our business, including as they relate to anticipated effects of the Business Combination. These statements constitute projections, forecasts and forward-looking statements, and are not guarantees of performance. Landsea Homes cautions that forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time. Words such as “may,” “can,” “should,” “will,” “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target,” “look” or similar expressions may identify forward-looking statements. Specifically, forward-looking statements may include statements relating to:

●	the benefits of the Business Combination;
●	the future financial performance of the Company following the Business Combination;
●	changes in the market for Landsea Homes’ products and services; and
●	expansion plans and opportunities.

These forward-looking statements are based on information available as of the date of this Annual Report and our management’s current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in Item 1A. Risk Factors of this Annual Report and subsequent filings with the Securities and Exchange Commission (the “SEC”), as well as:

●	the ability to recognize the anticipated benefits of the Business Combination, which may be affected by, among other things, competition, the ability to integrate the combined businesses, and the ability of the combined business to grow and manage growth profitably;
●	costs related to the Business Combination;
●	the ability to maintain the listing of Landsea Homes’ securities on Nasdaq;
●	the outcome of any legal proceedings that may be instituted against the Company following consummation of the Business Combination;
●	changes in applicable laws or regulations;
●	the inability to launch new Landsea products or services or to profitably expand into new markets;
●	the possibility that the Company may be adversely affected by other economic, business, and/or competitive factors; and
●	other risks and uncertainties indicated in Landsea Homes’ SEC reports or documents filed or to be filed with the SEC by Landsea Homes.

Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and you should not place undue reliance on these forward-looking statements in deciding whether to invest in our securities. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

Item 1. Business

Overview

We are a rapidly growing homebuilder focused on providing High Performance Homes that deliver energy efficient living in highly attractive geographies. Headquartered in Newport Beach, California, we primarily engage in the design, construction, marketing and sale of suburban and urban single-family detached and attached homes in California, Arizona and Metro New York. While we offer a wide range of properties, we primarily focus on entry-level and first-time move-up homes. We maintain a conservative capital structure and we believe our markets are characterized by attractive long-term housing fundamentals.

Building on the global homebuilding experience and environmentally focused strategy of Landsea Green Properties Co., Ltd. (“Landsea Green”), who indirectly owns 100% of our largest stockholder Landsea Holdings, we are driven by a pioneering commitment to sustainability. Drawing on new-home innovation and technology, including a partnership with a leading technology company, we are focused on sustainable, energy-efficient and environmentally friendly building practices that result in a lighter environmental impact, lower resource consumption and a reduced carbon footprint. The three pillars of our High Performance Homes platform are home automation, energy efficiency and sustainability. These pillars are reflected in such features as WiFi mesh networking, smart light switches, smart door locks, smart thermostats, WiFi garage door openers; LED lighting and upgraded insulation. Our efficient home designs help reduce lumber, concrete and building material waste on our jobsites.

Our communities are positioned in attractive markets like California and Arizona that, based on market conditions like low new home supply levels and high levels of employment relative to permits, are poised for growth. We are also prudently evaluating opportunities in new regional markets in which there is high demand and favorable population and employment growth as a result of proximity to job centers or primary transportation corridors. We are committed to achieving among the highest standards in design, quality and customer satisfaction and are a leader among our peers on several key operating and homebuilding metrics.

We have developed several award-winning master-planned communities. We have been recognized locally and nationally for our communities, including as recipient of the OC Register’s Best Home Builder and Best New Home Community awards and placing in the top 3% of all homebuilders for positive customer experience in Eliant Homebuyers’ survey.

While we have construction expertise across a wide array of product offerings, we are focused on entry-level and first-time move-up homes. Additionally, we believe our high concentration in entry-level homes positions us to meet changing market conditions and to optimize returns while strategically reducing portfolio risk. In addition, our attached and higher density product in certain markets enables us to keep our entry-level price point “attainable” and within reach of more new homebuyers. We believe that bringing attainable housing product helps to offset rising land and home costs and support our expansion into densely populated markets.

Landsea Homes’ home sales revenue has grown rapidly from approximately $29 million in 2017 to $735 million in 2020. As of December 31, 2020, Landsea Homes owned or controlled almost 6,700 lots, of which more than 2,400 lots were under land option contracts or purchase contracts and more than 4,200 lots were owned. We believe that this represents approximately 3 to 4 years of supply under our current growth plan. We seek to invest in land inventory that we can efficiently develop over a 24-to-36-month horizon in order to maximize our returns on capital and minimize our exposure to market risk. We continue to evaluate new communities and to develop an attractive pipeline of land acquisition opportunities.

In California, Landsea Homes owned and controlled almost 1,800 lots as of December 31, 2020 in the high-demand San Francisco Bay Area and Los Angeles, Ventura, Orange and San Bernardino counties.

In Arizona, Landsea Homes owned and controlled more than 4,800 lots as of December 31, 2020. Since entering the Arizona market less than two years ago, Landsea Homes has acquired several communities organically in addition to two Phoenix-based homebuilders. In June 2019, Landsea Homes acquired Pinnacle West Homes (“Pinnacle West”), a homebuilder focused in the Phoenix market. In January 2020, Landsea Homes acquired Garrett Walker Homes (“Garrett Walker”), a leading homebuilder and brand also in the metropolitan Phoenix area that boasts a management team with decades of combined homebuilding experience. These acquisitions expanded our portfolio and breadth in the Arizona market. As a result of these acquisitions, we have become one of the largest homebuilders in Arizona.

In Metro New York, after giving effect to the Distribution (as defined below), Landsea Homes owned 50 lots as of December 31, 2020 related to one project in Manhattan, and almost 40 lots within LS-NJ Port Imperial Member, LLC (the “Avora JV”), an unconsolidated joint venture.

Net new home orders for Landsea Homes for the years ended December 31, 2020 and December 31, 2019 were approximately 1,900 and 480, respectively. For the year ended December 31, 2020, Landsea Homes delivered more than 1,500 homes for total home sales revenue of $735 million. For the year ended December 31, 2019, Landsea Homes delivered nearly 600 homes for total home sales revenue of $569 million.

For the years ended December 31, 2020 and 2019, the average selling price (“ASP”) of homes delivered was approximately $481,000 and $953,000, respectively. As of December 31, 2020 and December 31, 2019, Landsea Homes had a backlog of 750 and 121 sold but unclosed homes, respectively with an associated sales value of $389 million and $84 million. The average selling price of homes in backlog as of December 31, 2020 and December 31, 2019 was approximately $519,000 and $694,000, respectively.

Metro New York

On June 30, 2020, Landsea Homes effectuated a distribution (the “Distribution”), pursuant to which Landsea Urban LLC, a wholly-owned subsidiary of Landsea Homes, distributed 100% of its membership interests in LS-212 West 93 Member LLC (the “212 Project Entity”) to Landsea Holdings. The 212 Project Entity owns 20 condo units in Manhattan that are currently under construction. The total assets, liabilities, and equity of the 212 Project Entity as of the date of Distribution were $50 million, $21 million and $29 million, respectively.

We are currently a joint venture partner in LS-14 Ave JV LLC (the “14th Street JV”), that has a development project located at 14th Street and 6th Ave., New York (the “14th Street Project”). The 14th Street JV is 95.89% held by us and owns 50 condo units and a retail space in Manhattan that are currently under construction and nearing “top off.”

We are currently a joint venture partner in the Aurora JV, that has a development project located on the New Jersey Gold Coast in the city of Weehawken (the “Avora Project”). The Avora JV is 51% held by us and owns 39 condo units, of which 35 were unsold as of December 31, 2020.

Our Markets

We operate in three primary markets: California, Arizona and Metro New York. The following table sets forth homebuilding revenue from each of these markets for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2020	2019	2018
Arizona (1)	$320,691	$40,024	$-
California (2)	413,917	528,848	347,828
Metro New York (3)	-	-	-
	$734,608	$568,872	$347,828

(1)       The Arizona market consists primarily of entry-level, single-family homes in Goodyear, Buckeye, Chandler, Mesa, Avondale, Tolleson, Queen Creek and Phoenix counties in Arizona.

(2)       The California market consists of single-family detached and attached homes in (i) Marin, Santa Clara, Contra Costa and Alameda counties in Northern California and (ii) Orange, Los Angeles, Ventura and San Bernardino counties in Southern California.

(3)       The Metro New York market consists of two condominium projects in premier locations: Chelsea, New York and Weehawken, New Jersey along the gold coast. The Avora Project in Weehawken is an unconsolidated joint venture.

These markets are generally characterized by high job growth and increasing populations, creating strong demand for new housing, and we believe they represent attractive homebuilding markets with opportunities for long-term growth. Moreover, our management team has deep local market knowledge of the California and Arizona homebuilding and development industries. We believe this experience and strong relationships with local market participants enable us to efficiently source, entitle and close on land.

Impact of COVID-19

The spread of a novel strain of coronavirus (“COVID-19”) around the world caused significant volatility in the U.S. market beginning in early 2020. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. economy. The homebuilding industry was impacted by COVID-19, which saw reduced levels of orders and deliveries primarily in March, April and May 2020, with partial recovery beginning in June 2020.

During the first and second quarters of 2020, when restrictive stay-at-home orders were in place for many markets across the United States, we experienced meaningful increases in sales cancellations and decreases in sales orders, particularly in California and New York. However, as economic activity began to resume and restrictive orders began to be lifted, our pace of sales increased and our cancellation rate returned to normal levels. For the fourth quarter of 2020, we had almost 600 home deliveries and home sales revenues of $284.7 million, as compared to less than 300 home deliveries and home sales revenues of $136.3 million in the first quarter of 2020, less than 250 home deliveries and home sales revenues of $95.1 million in the second quarter of 2020, and more than 400 home deliveries and home sales revenues of $218.5 million in the third quarter of 2020.

We believe the increase in demand in the third and fourth quarters of 2020 was fueled by increased buyer urgency due to lower interest rates on mortgage loans, the limited supply of homes at affordable price points across most of our markets and to some extent the lower levels of home sales from mid-March through early April, which caused some pent-up demand. We were and remain well positioned for increased demand with our affordable product offerings, lot supply and housing inventory.

In response to the pandemic and government restrictions, we implemented new operating measures relating to our sales, construction and other operations. Under these measures, we shifted our sales process to offer additional virtual online tours and appointments and, where permitted, appointment-only, in-person meetings intended to comply with social distancing and other health and safety requirements and protocols. We have also instituted social distancing, hygiene and sanitation guidelines in accordance with recommended protocols throughout the organization. We have encouraged employees at our corporate and division offices whose duties could be performed from home to work remotely, and we have implemented flexible schedules for employees that are permitted by applicable government orders or guidelines to be back in our corporate and division offices to limit the number of individuals in our offices on a given day. We have also encouraged our employees to use our virtual working and communication platforms in lieu of holding in-person meetings whenever possible.

Construction and sale of residential real estate has been determined to be an essential business in many of the regions in which we operate, and accordingly our operations, other than in certain markets during March and April 2020, have been exempted from certain health orders. There is still uncertainty regarding the extent and duration of the COVID-19 pandemic, as the situation has continued to evolve, and associated government and consumer responses have remained in a state of flux, especially in light of recent spikes in infections in key markets and the rollout of vaccines. In addition, because the full magnitude and duration of the COVID-19 pandemic is uncertain and difficult to predict, changes in our cash flow projections may change our conclusions on the recoverability of inventory in the future.

Our Competitive Strengths

Our primary business objective is to create long-term, above industry average returns for our stockholders through our commitment to securing growth-oriented land positions, imposing strong operational discipline and control and providing High Performance Homes to our customers. We believe that the following strengths differentiate us from other public company homebuilders and position us well to execute our business strategy and capitalize on opportunities across our footprint:

Attractive Land Positions Focused on High Growth

We have positioned our business to strategically grow by selecting markets with favorable population and employment growth as a result of proximity to job centers or primary transportation corridors. Currently, we are focused on the design, construction and sale of innovative single-family detached and attached homes in planned communities in major metropolitan areas in California and Arizona. Additionally, we plan to evaluate opportunities in other markets opportunistically.

Generally, we believe that we have strong land positions strategically located within our core markets. We select communities in markets across the United States with high demand and convenient access to metropolitan areas that are generally characterized by a robust local economy and continued job growth, attraction of new residents and opportunities for potential homebuyers.

Strong Operational Discipline and Controls

Our management team possesses significant operating expertise, gleaned from its experiences with much larger public homebuilders. The perspective gained from that experience has helped shape the strict discipline and hands-on approach with which we are managed. From real-time “dashboard” updates on each project to monthly operating committee review and financial accountability at the project management level, our strict operating discipline is a key part of our strategy to maximize returns while minimizing risk.

High Performance Homes

We are committed to sustainability. We place heavy emphasis on environmental protection and are committed to delivering comfortable and eco-friendly residential properties to the market. Landsea Green has received numerous awards and recognition for various properties and enjoys broad recognition among its customers as one of the few brand names representative of eco-friendly building design and construction.

We are committed to sustainable building practices and conduct a multitude of energy-efficient, sustainable and environmentally-friendly practices that result in a lighter environmental impact, lower resource consumption and a reduced carbon footprint.

In 2019, Landsea Homes officially launched a High Performance Homes program in select communities across California and Arizona. The new program focuses on home automation, sustainability and energy savings, three factors that we believe are highly desired by our customers.

As part of the High Performance Homes program, we have established a partnership with a leading technology company. High Performance Homes utilize such company’s proprietary software, which offers home automation options through applications on homebuyers’ mobile phones. Smart home automation options include a media manager device, MeshNet wireless internet throughout the home, entry door locks, thermostat control, garage door opener control, light dimmer switches, doorbell camera pre-wire and high-touch customer service with an individualized training session.

In addition, each High Performance Home includes upgraded roof insulation, upgraded wall insulation, upgraded floor insulation, more efficient mechanical systems, ENERGY STAR® rated appliances and LED lighting. The cost-in-use features lower homebuyers’ monthly bills and are intended to encourage environmental awareness and stewardship.

Our Growth Strategies

Building upon our success to date, we see a significant opportunity to drive long-term growth across our business by executing on the following growth strategies:

Strategy and Lot Position

Landsea Homes owned approximately 4,200 lots and had options to purchase an additional 2,400 lots, approximately, as of December 31, 2020. We intend to continue to utilize our current inventory of lots and future land acquisitions to conduct our operating strategy, which consists of:

●	converting our lot supply into active projects;
●	maximizing revenue at communities;
●	maintaining a low cost structure;
●	acquiring land positions through disciplined acquisition strategies in key markets;
●	leveraging an experienced management team;
●	gaining access to growth capital while keeping a conservative leverage profile; and
●	generating positive cash flows.

Acquire Attractive Land Positions While Reducing Risk

We believe that our reputation and extensive relationships with land sellers, master plan developers, financial institutions, brokers and other builders will enable us to continue to acquire well-positioned land parcels in our target markets. Before contracting to acquire land, we complete our land acquisition process, which consists of performing due diligence, reviewing the status of entitlements to mitigate zoning and other development risk and focusing on land as a component of a home’s cost structure, rather than on the land’s speculative value.

We believe that our expertise in land development and planning enables us to create desirable communities that meet or exceed our target customer’s expectations, while operating at competitive costs. We also seek to minimize our exposure to land risk through disciplined management of entitlements, as well as the use of land options and other flexible land acquisition arrangements.

We believe that there are significant opportunities to expand in our existing and target markets, and we continually review our selection of markets based on both aggregate demographic information and our own operating results. We use the results of these reviews to reallocate our investments to maximize our profitability and return on capital over a two to three year timeframe. Our growth strategy will focus on increasing our market position in our existing markets and exploring expansion into other markets through organic growth or acquisitions.

Offer a Diverse Range of Products with a Focus on Entry-Level and First Move-Up

While our construction expertise across an extensive product offering allows us flexibility to pursue a wide array of land acquisition opportunities and appeal to a broad range of potential homebuyers, we are currently focused on entry-level and first-time move-up homes. We believe our high concentration in entry level and first-time move-up homes positions us to meet changing market conditions and to optimize returns while strategically reducing portfolio risk. In addition, our attached and higher density product in certain markets enables us to keep our entry-level price point “attainable” and within reach of more new homebuyers. We believe that bringing attainable housing products helps to counter rising land and home costs and support our expansion into densely populated markets.

We spend extensive time studying and designing our products through the use of architects, consultants and homeowner focus groups in our target markets. Our focus on entry-level and first-time move-up homes is a part of our “pyramid” strategy in which the largest ratio of communities of entry level homes forms the base of the pyramid, followed by first move-up and second move-up. At the top of the pyramid are our luxury homes that are the lowest in count and most selective in opportunistic locations.

 Focus on Efficient Cost Structure and Target Attractive Returns

We believe that our homebuilding platform and focus on controlling costs position us well to generate attractive returns for our investors. Our experienced management team is vigilant in maintaining its focus on controlling costs. We competitively bid each phase of development while maintaining strong relationships with our trade partners by managing production schedules closely and paying our vendors on time.

We combine decentralized management in those aspects of our business where we believe detailed knowledge of local market conditions is critical (such as governmental processing, construction, land development, accounts payable and sales and marketing), with centralized management in those functions where we believe central control is required (such as approval of land acquisitions, financial, treasury, human resources and legal matters). We have also made significant investments in systems and infrastructure to operate our business efficiently and to support our planned future growth as a result of executing our expansion strategy.

Description of Projects and Communities Under Development

The following table presents project information relating to each of Landsea Homes’ homebuilding markets as of December 31, 2020 and includes certain information that is forward-looking or predictive in nature and is based on expectations and projections about future events. Such information is subject to a number of risks and uncertainties, and actual results may differ materially from those expressed or forecast in the table below.

	Backlog (1)	Lots Owned or Controlled (2)	Homes Closed for Year Ended December 31, 2020	Estimated Average Sales Price Range (3)
California	$216,410	1,766	423	$979
Arizona	172,932	4,864	1,104	290
Metro New York	-	50	-
GRAND TOTALS	$389,342	6,680	1,527	$481

(1)       Backlog consists of homes sold under sales contracts that have not yet delivered, and there can be no assurance that delivery of sold homes will occur.

(2)       Lots owned or controlled as of December 31, 2020 include lots in backlog. Certain lots controlled are under land banking arrangements which will become owned and begin producing deliveries during 2021. Actual homes at completion may change prior to the marketing and sales of homes in these projects and the sales price ranges for these projects are to be determined and will be based on current market conditions and other factors upon the commencement of active selling. There can be no assurance that we will acquire any of the controlled lots reflected in these amounts.

(3)       Estimated average sales price range reflects historical actuals for delivered homes and current pricing estimates for homes not yet delivered and might not be indicative of future pricing. Further, any potential benefit to be gained from an increase in sales prices as compared to previously estimated amounts may be offset by increases in costs, selling commissions and other factors.

Pending Acquisitions

As of December 31, 2020, Landsea Homes had options to acquire or were under contract to acquire land for an aggregate purchase price of approximately $257.6 million (net of deposits) on which it expects to build almost 2,500 homes in approximately 20 new communities in California and Arizona. As of December 31, 2020, Landsea Homes had paid $32.0 million in deposits relating to these pending acquisitions of which $31.0 million was nonrefundable.

Acquisition Process

As of December 31, 2020, Landsea Homes owned or controlled approximately 60 communities containing almost 6,700 lots under various stages of development. We believe that our current inventory of owned and controlled lots and lots under land option or purchase contracts will be adequate to supply our homebuilding operations for approximately three to four years.

Our acquisition strategy focuses on the development of entitled parcels that we can complete within approximately two to three years from the start of sales in order to reduce development and market cycle risk while maintaining an inventory of owned lots and lots under land option or purchase contracts sufficient for construction of homes over a three to four-year period. Our acquisition process generally includes the following steps to reduce development and market cycle risk:

1.	review of the status of entitlements and other governmental processing, including title review;
2.	limitation on the size of an acquisition to minimize investment levels in any one project;
3.	completion of due diligence on the land parcel and/or holding entity prior to committing to the acquisition;
4.	preparation of detailed budgets for all cost categories;
5.	completion of environmental reviews and third-party market studies;
6.	utilization of options, joint ventures, mergers, equity purchases and other acquisition arrangements, if necessary; and
7.	employment of centralized control of approval over all acquisitions through a land committee process.

Before purchasing a land parcel or entity, we also engage outside consultants to help review our proposed acquisition and design our homes and communities.

We acquire land parcels pursuant to purchase agreements, many of which are structured as option contracts. Such option contracts require us to pay non-refundable deposits, which can vary by transaction, and entitle (but do not obligate) us to acquire the land typically at fixed prices. The term within which we can exercise our option varies by transaction and the acquisition is often contingent upon the completion of entitlement or other work with regard to the land (which often include “backbone” improvements, such as the installation of main roads or sewer mains). Depending upon the transaction, we may be required to purchase all of the land subject to the option at once or we may have a right to acquire identified groups of lots over a specified timetable. In some transactions, a portion of the consideration that we pay for the land may be in the form of a profit share, which would be triggered upon exceeding an agreed-upon level of profit. In limited instances such as where we acquire land from a master developer that is part of a larger project, the seller may have repurchase rights entitling it to repurchase the land if we do not develop the land by an outside deadline (unless the delay is caused by certain circumstances outside our control) or seek to sell the land directly to a third party or indirectly through a change in control. Repurchase rights typically allow the seller to repurchase the land at our acquisition cost plus the cost of improvements made to the land and less a specified discount.

Sales and Marketing

We market homes through the extensive use of advertising and other promotional activities, including our website (www.landseahomes.com), in-house sales teams, mass-media advertisements, brochures, direct mail and the placement of signboards in the immediate areas of developments.

We normally build, decorate, furnish and landscape model homes for each product line and maintain on-site sales offices, which typically are open seven days a week. We believe that model homes and sales offices play a particularly important role in our marketing efforts. Consequently, we expend a significant amount of effort to create an attractive atmosphere at our model homes and tailor the exteriors and interiors of each home to coincide with the lifestyles of targeted homebuyers.

We employ in-house commissioned sales personnel and occasionally outside brokers to sell our homes. In-house sales personnel typically work from sales offices located in model homes close to or in each community. Sales representatives assist potential buyers by providing them with basic floor plans, price information, development and construction timetables, tours of model homes and the selection of options. Sales personnel are licensed by the applicable real estate bodies in their respective markets, are trained by us and generally have had prior experience selling new homes in the local market.

We also offer a virtual sales experience, which provides potential home shoppers with a “you are here” experience that combines a variety of online tools, including 360° virtual tours, photo galleries, videos, interactive floor plans, site maps and local area maps. We employ a team of dedicated inside sales counselors who support all division and community web leads, phone calls, and on-site appointments, seven (7) days a week. For the year ended December 31, 2020, Landsea Homes’ virtual sales team managed almost 3,000 on-site appointments, 1,900 net orders, 39,000 direct phone calls, and 836,000 unique web users.

Our residences are typically sold before or during construction through sales contracts accompanied by a small cash deposit. Such sales contracts are usually subject to certain contingencies such as the buyer’s ability to qualify for financing. The cancellation rate of buyers who contracted to buy a home but did not close escrow at Landsea Homes was approximately 12.7% during 2020 and 12.4% during 2019. Cancellations are caused by a variety of factors beyond our control such as a buyer’s change in ability to secure financing over time, individual life changing events, or overall economic market conditions.

In addition, our High Performance Homes are equipped with a proprietary software from a leading technology company, which offers home automation features through applications on homebuyers’ mobile phones. Such software comprises a significant portion of the High Performance Homes program, which is central to our marketing strategy.

Customer Financing

We seek to assist our homebuyers in obtaining financing by arranging with certain preferred mortgage lenders to offer qualified buyers a variety of financing options. These arrangements with preferred mortgage lenders are informal and non-binding. Unlike other homebuilders, we do not offer residential mortgages or other financing alternatives, whether directly or through any of our joint ventures. Instead, we offer certain incentives to our homebuyers if they go through preferred mortgage lenders. Using preferred mortgage lenders affords us greater control and transparency, as well as possible options that may not otherwise be made available by other mortgage lenders.

The following is a summary of our preferred lending relationships by region:

Northern California: We offer qualified homebuyers up to $2,500 towards closing costs if they use the preferred mortgage lender, Wells Fargo.

Southern California: We offer qualified homebuyers $5,000 to $10,000 towards closing costs if they use the preferred mortgage lender, Loan Depot, and the preferred title providers, First American and Fidelity (depending on community). Of this amount, the preferred mortgage lender contributes $2,500 and we contribute the balance.

Arizona: We offer qualified homebuyers $5,000 towards closing costs if they use the preferred mortgage lenders, NFM Inc. and VIP Mortgage (depending on community), and the preferred title providers, First American and DHI Title (depending on community). Of this amount, the preferred mortgage lender contributes $3,000 and we contribute the balance.

Metro New York: We do not have a preferred mortgage lender and do not offer closing cost incentives to our homebuyers.

Substantially all homebuyers utilize long-term mortgage financing to purchase a home and mortgage lenders will usually make loans only to qualified borrowers.

Quality Control and Customer Service

We strive to provide a high level of customer service throughout the entire sales process and after a home has closed escrow. The participation of the sales representatives, on-site construction supervisors and the post-closing customer service personnel, working in a team effort, is intended to foster our reputation for quality and service and ultimately lead to an overall better customer home-buying experience that will benefit not only the customer directly, but also benefit us in improving buyer retention and future homeowner referrals.

Warranty Program

We provide our homebuyers with a limited warranty, covering workmanship and materials. The scope and duration of the limited warranty varies based on the location of the project. This limited warranty covers “construction defects,” as defined in the limited warranty agreement provided to each home buyer, for the length of its legal liability for such defects (which may be up to ten years in some circumstances), as determined by the law of the state in which we build. The limited warranty covering construction defects is transferable to subsequent buyers not under direct contract with us and requires that homebuyers agree to the definitions and procedures set forth in the warranty, including the submission of unresolved construction-related disputes to binding arbitration.

In connection with the limited warranty covering construction defects, we maintain general liability insurance coverage. We believe that our insurance policies will respond to construction defect claims on homes that close during each policy period for the duration of our legal liability, upon satisfaction of the applicable self-insured retention. In California, each of our insurance policies provides a single wrap-up policy of insurance to us and our subcontractors. As a result, we are not required to obtain proof of insurance from our subcontractors nor be named as an additional insured under their individual insurance policies regarding the subcontractors’ general liability policies for work on our projects. The subcontractors still must provide proof of insurance regarding general liability coverage for off-site work, worker’s compensation and auto coverage. Furthermore, we generally require that each subcontractor and design professional agreement provide us with an indemnity, subject to various limitations. In Arizona, we maintain excess liability insurance covering products and completed operations and obtain indemnities and certificates of insurance from subcontractors generally covering claims related to damages resulting from faulty workmanship and materials. In addition, we maintain warranty and other reserves for homes based on our historical market experience and judgment of the risks associated with the types of homes built.

There can be no assurance, however, that the terms and limitations of the limited warranty will be enforceable against the homebuyers, that we will be able to renew our insurance coverage or renew it at reasonable rates, that we will not be liable for damages, the cost of repairs and/or the expense of litigation surrounding possible construction defects, soil subsidence or building-related claims or that claims will not arise out of uninsurable events not covered by insurance and not subject to effective indemnification agreements with our subcontractors and design professionals or that such subcontractors and design professionals will be viable entities at the time of the claim. Although we actively monitor our insurance reserves and coverage, because of the uncertainties inherent to these matters, we cannot provide assurance that our insurance coverage, our subcontractors’ indemnities and warranty arrangements, and our reserves will collectively be adequate to address all warranty and construction defect claims in the future. In addition, contractual indemnities with subcontractors may be difficult to enforce. We may also be responsible for applicable self-insured retentions and some types of claims may not be covered by insurance or may exceed applicable coverage limits. Additionally, the coverage offered by and the availability of products and completed operations excess liability insurance for construction defects is currently limited and costly. This coverage may be further restricted or become more costly in the future.

Raw Materials

Typically, the raw materials and most of the components used in our business are readily available in the United States. Most are standard items carried by major suppliers. However, a rapid increase in the number of homes started or other market conditions could cause delays in the delivery of, shortages in, or higher prices for necessary materials. Delivery delays or the inability to obtain necessary materials could result in delays in the delivery of homes under construction. We have established national and regional purchase programs for certain materials and will continue to monitor the supply markets to achieve competitive pricing.

Intellectual Property

We rely on a combination of trademark and copyright law, trade-secret protection, and confidentiality, nondisclosure, license agreements and/or other contractual provisions and technical measures with our employees, customers, partners, and others to protect our proprietary rights. We have registered, or applied for the registration of, a number of U.S. domain names, trademarks, service marks, and copyrights. We also use the “Landsea” trademark pursuant to an exclusive license and its terms as granted under the License Agreement described below. While all of these proprietary rights are important to our operations, we do not consider any particular trademark, license, franchise, or concession to be material to our overall business.

Sale of Lots and Land

In the ordinary course of business, we continually evaluate land sales and have sold and expect that we will continue to sell land as market and business conditions warrant. We may also sell both multiple lots to other builders (bulk sales) and improved individual lots for the construction of custom homes where the presence of such homes adds to the quality of the community. In addition, in the future we may acquire sites with commercial, industrial and multi-family parcels which will generally be sold to third-party developers.

Information Systems and Controls

We assign a high priority to the development and maintenance of our budget and cost control systems and procedures. Through our fully integrated accounting, financial and operational management information system, management regularly evaluates the status of our projects in relation to budgets to determine the cause of any variances and, where appropriate, adjusts our operations to capitalize on favorable variances or to limit adverse financial impacts.

Regulation

We and our competitors are subject to various local, state and federal statutes, ordinances, rules and regulations concerning zoning, building design, construction and similar matters, including local regulation which imposes restrictive zoning and density requirements in order to limit the number of homes that can ultimately be built within the boundaries of a particular project. We and our competitors may also be subject to periodic delays or may be precluded entirely from developing in certain communities due to building moratoriums or “slow-growth” or “no-growth” initiatives that could be implemented in the future in the states in which we operate. Because we usually purchase entitled land, we believe that the moratoriums would adversely affect us only if they arose from unforeseen health, safety and welfare issues such as insufficient water or sewage facilities. Local and state governments also have broad discretion regarding the imposition of development fees for projects in their jurisdiction. However, these are normally locked-in when we receive entitlements.

We and our competitors are also subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning protection of health and the environment. The particular environmental laws which apply to any given community vary greatly according to the community site, the site’s environmental conditions and the present and former uses of the site. These environmental laws may result in delays, cause us and our competitors to incur substantial compliance and other costs and prohibit or severely restrict development in certain environmentally sensitive regions or areas. Environmental laws and regulations can also have an adverse impact on the availability and price of certain raw materials such as lumber. Our projects in California and New York are especially susceptible to restrictive government regulations and environmental laws. California, for example, includes a ten-year, strict liability tail on many construction liability claims and imposes notification obligations respecting environmental conditions, sometimes recorded on deeds, and also those required to be delivered to persons accessing property or to home buyers or renters, which may cause some persons, or their financing sources, to view the subject parcels as less valuable or as impaired. However, environmental laws have not, to date, had a material adverse impact on our operations.

Competition

The homebuilding industry is highly competitive and fragmented. While our competitors vary by market, we compete directly with major national builders such as KB Home, Lennar Corp., Tri Pointe Homes, Inc., PulteGroup, Inc. and D.R. Horton, Inc. Homebuilders compete for, among other things, homebuyers, desirable land parcels, financing, raw materials and skilled labor. We compete for homebuyers on the basis of a number of interrelated factors including home design and location, construction quality, customer service and satisfaction and reputation. We believe that we compete effectively in our existing markets as a result of our product differentiation through environmentally focused technology homebuilding, home automation, geographic diversity and substantial development expertise. Further, we believe that we are adept at acquiring and integrating existing homebuilders based on our recent acquisition history, allowing us to grow both organically and via acquisition.

Seasonality

Our operations are historically seasonal, with the highest new order activity typically occurring in the spring and summer, although this is impacted by the timing of project openings and competition in surrounding projects, among other factors. In addition, a majority of our home deliveries typically occur in the third and fourth quarter of each fiscal year, based on the construction cycle times of our homes. As a result, our revenues, cash flow and profitability are higher in that same period. We expect this seasonal pattern to continue over the long-term, although it may be affected by volatility in the homebuilding industry.

Employees and Human Capital Resources

We believe that we maintain strong relations with our employees. Some employees of the subcontractors we utilize are unionized, but none of our employees are unionized.

Number of Employees. As of December 31, 2020, Landsea Homes employed 253 employees, including corporate staff, supervisory personnel of construction projects, warranty service personnel for completed projects, as well as persons engaged in administrative, finance and accounting, human resources, legal, sales and marketing activities. 252 of these employees were full-time employees.

Retention and Turnover. We focus significant attention on attracting and retaining talented and experienced individuals to manage and support our operations, and our management team routinely reviews employee turnover rates at various levels of the organization. As of December 31, 2020, with a 12-month lookback period, Landsea Homes had a voluntary turnover rate of approximately 14.6%. In total, during this period, Landsea Homes had an involuntary turnover rate of approximately 18.2%, which was largely attributable to corporate restructuring to reduce overhead in response to the COVID-19 pandemic, representing approximately 12.6% of its workforce. During this period, approximately 5.1% of involuntary turnover was the result of operational restructuring of overlapping functions as a result of Landsea Homes’ recent acquisition of Garrett Walker.

Internal Promotion and Compensation. Every year, each manager helps set his or her employees’ professional goals for internal promotion, and monitors employees’ progress throughout the year. Employee compensation is determined based on industry benchmarks and cost of living factors. Bonus incentives are primarily paid out annually based on division performance goals. We recommend and promote continuing education for all employees, and offers tuition reimbursement for job-related curriculum.

Employee Productivity. Senior management works with department level leads to appropriately tailor and establish annual, quarterly, and monthly goals, depending on position. These metrics are actively monitored via the use of third-party service providers and internal workflow programs. In addition, division level leads regularly meet with staff on a weekly basis to discuss workplace metrics. We also utilize a number of third-party services providers to track employee metrics.

Worker Safety and Compliance with Laws. We actively train our employees and management on workplace safety and related laws and regulations. With respect to workplace safety, we utilize a third-party vendor to ensurecompliance with California/Occupational Safety and Health Administration (“OSHA”) and federal OSHA safety requirements. Internally, we have a formal safety committee that meets quarterly to review employee safety protocols. During the COVID-19 pandemic, we adopted office and field safety guidelines, supplied personal protective equipment to all staff and implemented work from home protocols as recommended by the Centers for Disease Control and Prevention. With respect to compliance with employment related laws and regulations, we continuously provide management training on leadership development, the progressive discipline process, and updates on labor laws, protected leaves and wage and hour rules. In addition, each of our employees is required to complete a two-hour harassment prevention training.

Business Combination

On the Closing Date, Landsea Homes Corporation (formerly known as LF Capital Acquisition Corp.), consummated the Business Combination pursuant to that certain Merger Agreement, by and among the Company, Merger Sub, Landsea and the Seller. As contemplated by the Merger Agreement, Merger Sub merged with and into Landsea, with Landsea continuing as the surviving entity. In connection with the merger of Merger Sub, Landsea changed its name to Landsea Homes US Corporation. As a result of the Merger, the Company owns 100% of the outstanding common stock of Landsea and each share of common stock of Landsea has been cancelled and converted into the right to receive a portion of the consideration payable in connection with the Merger. In connection with the closing of the Business Combination, (a) the Company owns, directly or indirectly, 100% of the stock of Landsea and its subsidiaries and (b) the Seller holds approximately 71% of our Common Stock.

In connection with the Business Combination, the Company changed its name from LF Capital Acquisition Corp. to “Landsea Homes Corporation.”

On December 15, 2020, the Company’s stockholders, at a special meeting of the Company, approved and adopted the Merger Agreement, and approved the Business Combination proposal and the other related proposals presented in the definitive proxy statement filed with the SEC on November 23, 2020.

The aggregate merger consideration paid by the Company to the Seller in connection with the consummation of the Business Combination was approximately $344 million of stock consideration (the “Merger Consideration”), consisting of approximately 32,557,303 newly-issued shares of our Common Stock, which shares were valued at $10.56 per share for purposes of determining the number of shares payable to the Seller for its ownership interests therein. Additionally, concurrent with the closing of the Business Combination, the Company also paid 250,415 newly-issued shares of our Common Stock to certain investors, in connection with the Forward Purchase and Subscription Agreements (described below).

Related Agreements

Forward Purchase and Subscription Agreements

Concurrently with the execution of the Merger Agreement, the Company and Level Field Capital, LLC, a Delaware limited liability company (the “Sponsor”) entered into Forward Purchase and Subscription Agreements with certain investors (“FPSA Investors”), whereby each of the FPSA Investors (i) committed to purchase certain amounts of shares of Class A common stock from public stockholders or in the open market or in privately negotiated transactions at or less than $10.56 per share, inclusive of any fees and commissions (the “Purchase Allocation”), which in the aggregate total a commitment to purchase $35 million in shares of Class A common stock, (ii) vote its Class A common stock owned prior to the record date (up to the Purchase Allocation) in favor of the proposals in furtherance of the Business Combination, and (iii) not transfer or redeem its Class A common stock acquired pursuant to the Forward Purchase and Subscription Agreement prior to the consummation of the Business Combination or if the Merger Agreement was otherwise terminated. In consideration for entering into the Forward Purchase and Subscription Agreement, the Company issued an aggregate of 250,415 shares of Common Stock to the FPSA Investors.

Sponsor Surrender Agreement

Concurrently with the execution of the Merger Agreement, the Sponsor, the Company, the Seller, and Landsea entered into the Sponsor Surrender Agreement, pursuant to which, the Sponsor has agreed to (i) forfeit to the Company for no consideration 2,260,000 private placement warrants (such private placement warrants, each exercisable to purchase one share of Common Stock at an exercise price of $11.50 per share, the “Private Placement Warrants”) and 600,000 shares of Class B common stock that were converted into shares of our Common Stock at the closing of the Business Combination (such Class B common stock, the “Founder Shares”), (ii) forfeit up to 500,000 shares of its converted Founder Shares contingent upon the valuation of the Common Stock reaching certain thresholds during the twenty-four month period following the closing of the Business Combination, (iii) transfer to the Seller 2,200,000 Private Placement Warrants immediately prior to the closing of the Business Combination and 500,000 shares of Common Stock immediately after the closing of the Business Combination (with such Common Stock subject to the contingencies noted in clause (ii) above), (iv) cancel and forgive all amounts owed to Sponsor pursuant to the Promissory Note (described below), and (v) receive a cash payment in lieu of converting outstanding amounts due under the Convertible Note (described below) upon the consummation of the Business Combination, in each case on terms and subject to the conditions set forth therein.

Waiver Agreements

Concurrently with the execution of the Merger Agreement, the Company, the Seller, Landsea and each of those persons holding Founder Shares (each an “LF Capital Restricted Stockholder”) entered into Founders’ Waiver Agreements, pursuant to which each LF Capital Restricted Stockholder agreed to (i) waive certain of their anti-dilution, conversion, and redemption rights with respect to their Founder Shares and (ii) agreed to convert their Founder Shares into shares of the Company’s Common Stock on a one-for-one basis. Additionally, each of the LF Capital Restricted Stockholders, other than BlackRock Credit Alpha Master Fund L.P. and HC NCBR Fund (the “BlackRock Holders”), agreed to waive their redemption rights with respect to any Common Stock they own.

Additionally, the Company and the BlackRock Holders entered into the BlackRock Waiver Agreement, pursuant to which each of the BlackRock Holders agreed to (i) waive certain of their anti-dilution and conversion rights with respect to their Founder Shares and (ii) agreed to convert their Founder Shares into shares of the Company’s Common Stock on a one-for-one basis. In addition, the LF Capital Restricted Stockholders, other than the BlackRock Holders, entered into letter agreements providing that, during the period commencing on the Closing Date and continuing until the earlier of (i) one year following the closing of the Business Combination and (ii) subsequent to the closing of the Business Combination, (x) if the last sale price of the Common Stock equals or exceeds $12.00 per share (adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days following the closing of the Business Combination or (y) the date following the closing of the Business Combination on which the Company completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of the Company for cash, securities or other property, are restricted from transferring or selling their Common Stock, in each case on terms and subject to the conditions set forth therein. The Company also entered into Lock-up Agreements (described below) at the closing of the Business Combination, with each of the Seller and the Sponsor, on similar terms to the aforementioned letter agreement.

Stockholder’s Agreement

On the Closing Date, pursuant to the Merger Agreement, the Company and the Seller entered into a Stockholder’s Agreement, whereby, among other things, the parties agreed (i) to certain board composition and nomination requirements, including rights to nominate directors in accordance with defined ownership thresholds, establish certain committees and their respective duties and allow for the compensation of directors, (ii) to provide the Seller with certain inspection and visitation rights, access to Company management, auditors and financial information, (iii) to provide the Seller with veto rights with respect to certain actions of the Company, (iv) not to, to the extent permitted by applicable law, share confidential information related to the Company, (v) to waive their right to jury trial and choose Delaware as the choice of law, and (vi) to vote their Common Stock in furtherance of the aforementioned rights, in each case on terms and subject to the conditions set forth therein. In addition, the Seller also agreed not to compete with the Company in the “domestic homebuilding business,” as such term is defined therein, so long as it, together with its affiliates, controls more than 10% of the Company or has a representative serving on the board of directors.

Investor Representation Letter

On the Closing Date, the Seller delivered an Investor Representation Letter, whereby, among other things, the Seller represented to the Company that (i) it is an accredited investor and is otherwise qualified to receive the Merger Consideration pursuant to a private placement effected in reliance on the exemption from the registration requirements of the Securities Act, provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated under the Securities Act, and exemptions from the qualification requirements of applicable state law and (ii) the Seller will not transfer any of the Common Stock within 180 days following the Closing Date, in each case on terms and subject to the conditions set forth therein.

Lock-up Agreements

On the Closing Date, each of the Sponsor and certain other holders of converted Founder Shares entered into an equity lock-up letter agreement with the Company, which provides that their shares of Common Stock are not transferable or salable until the earlier of (A) one year after the completion of the Business Combination or (B) subsequent to the Business Combination, (x) if the last sale price of our Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Business Combination, or (y) the date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their shares of Common Stock for cash, securities or other property, except (a) to our officers or directors, any affiliates or family members of any of our officers or directors, any members of the Sponsor, or any affiliates of the Sponsor, (b) in the case of an individual, by gift to a member of the individual’s immediate family, to a trust, the beneficiary of which is a member of the individual’s immediate family or an affiliate of such person, or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of the individual; (d) in the case of an individual, pursuant to a qualified domestic relations order; (e) by private sales; (f) in the event of our liquidation; (g) by virtue of the laws of Delaware or the Sponsor’s limited liability company agreement upon dissolution of the Sponsor; (h) in the event of our liquidation, merger, capital stock exchange, reorganization or other similar transaction which results in all of our stockholders having the right to exchange their shares of Common Stock for cash, securities or other property subsequent to the completion of the Business Combination; provided, however, that in the case of clauses (a) through (e) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions.

On the Closing Date, the Seller also entered into an equity lock-up agreement with the Company, which provides that, subject to certain exceptions, that its shares of Common Stock are not transferable or salable until the earlier of (A) one year following the closing of the Business Combination and (B) subsequent to the closing of the Business Combination, (x) if the last sale price of the Common Stock equals or exceeds $12.00 per share as quoted on Nasdaq (adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days following the closing of the Business Combination or (y) the date following the closing of the Business Combination on which the Company completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of the Company for cash, securities or other property, as set forth in such letter agreement, except (a) to the Seller’s officers or directors, any affiliates or family members of any of the Seller’s officers or directors, any affiliates or family members of the Seller, or any affiliates of the Seller, (b) in the case of an individual, by gift to a member of the individual’s immediate family, to a trust, the beneficiary of which is a member of the individual’s immediate family or an affiliate of such person, or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of the individual; (d) in the case of an individual, pursuant to a qualified domestic relations order; (e) by private sales; (f) in the event of our liquidation; (g) by virtue of the laws of Delaware or the Seller’s limited liability company agreement upon dissolution of the Seller; (h) in the event of our liquidation, merger, capital stock exchange, reorganization or other similar transaction which results in all of our stockholders having the right to exchange their shares of Common Stock for cash, securities or other property subsequent to the completion of the Business Combination; provided, however, that in the case of clauses (a) through (e) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions.

License Agreement

On the Closing Date, an affiliate of the Seller (the “Licensor”), the Company and each of the Company’s greater than 50% owned subsidiaries (the “Licensees”), entered into the License Agreement, pursuant to which, the Licensor agreed, among other things, to grant the Licensees an exclusive license to use the “Landsea” trademark in connection with the “domestic homebuilding business” (as such term is defined in the Stockholder’s Agreement). The License Agreement is for a term of ten years from the Closing Date, subject to customary notification and extension terms. In addition, the License Agreement is subject to certain Company usage standards and the Seller continuing to indirectly own, together with its affiliates, more than 6% of our Common Stock, in each case on terms and subject to the conditions set forth therein.

Management Agreement

On January 6, 2021, the Seller and Landsea entered into a Management Agreement, whereby Landsea agreed to provide certain management services for the Seller with respect to the Seller’s development located at 212 W. 93rd Street, New York, New York.

Implications of Being an Emerging Growth Company and a Smaller Reporting Company

We qualify as an “emerging growth company,” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year (a) following June 22, 2023, the fifth anniversary of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Common Stock and public warrants that is held by non-affiliates exceeds $700 million as of the last business day of our prior second fiscal quarter, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

We also qualify as a smaller reporting company (“smaller reporting company”), as defined in the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as (i) our voting and non-voting common stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter.

Available Information

Our Internet address is http://www.landseahomes.com. The information contained on our website is not incorporated by reference into this filing, should not be considered part of this filing, and is provided only for reference. Our principal executive offices are located at 660 Newport Center Drive, Suite 300, Newport Beach, California 92660 and our telephone number is (949) 345-8080.

We file annual, quarterly and current reports, proxy statements and other information with the SEC. Our SEC filings are available to the public over the Internet at the SEC’s website at www.sec.gov and at our website free of charge at www.landseahomes.com as soon as reasonably practicable after filing.

Item 1A. Risk Factors

Summary of Risk Factors

An investment in our securities involves risks and uncertainties. The following summarizes the material factors that make an investment in us speculative or risk, all of which are more fully described in the Risk Factors section below. You should read and carefully consider this summary in conjunction with the Risk Factors section as well as the other information included in this Annual Report, including “Cautionary Note Regarding Forward-Looking Statements,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes thereto included elsewhere in this Annual Report, before investing in our securities. We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially adversely affect our operations. Any of the following risks could materially and adversely affect our business, financial condition, results of operations or prospects. However, the selected risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or those we currently view to be immaterial may also materially and adversely affect our business, financial condition, results of operations or prospects. In such a case, the trading price of our securities could decline and you may lose all or part of your investment in us.

●	Actual or threatened public health crises, epidemics, or outbreaks, including the outbreak of COVID-19, may have a material adverse effect on our business, financial condition, and results of operations.
●	Our industry is cyclical and adverse changes in general and local economic conditions could reduce the demand for homes and, as a result, could have a material adverse effect on us.
●	If we are not able to develop communities successfully and in a timely manner, our revenues, financial condition and results of operations may be adversely impacted.
●	We may suffer uninsured losses or suffer material losses in excess of insurance limits.
●	Our geographic concentration could materially and adversely affect us if the homebuilding industry in our current markets should experience a decline.
●	Inflation and interest rate changes could adversely affect our business and financial results.
●	We may not be successful in integrating acquisitions, expanding into new markets or implementing our growth strategies.
●	Landsea Green can determine the outcome of major corporate transactions that require the approval of our stockholders and may take actions that conflict with the interests of other of our stockholders.
●	We are a “controlled company” within the meaning of Nasdaq rules and, as a result, may qualify for, and may choose to rely on, exemptions from certain corporate governance requirements.
●	Our internal controls over financial reporting may not be effective and our independent registered public accounting firm may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business and reputation.
●	If the Business Combination’s benefits do not meet the expectations of investors, stockholders or financial analysts, the market price of our securities may decline.
●	A significant portion of our total outstanding shares are restricted from immediate resale but may be sold into the market in the near future. Resales of the shares of Common Stock included in the Merger Consideration could depress the market price of our Common Stock.
●	Because homes are relatively illiquid, our ability to promptly sell one or more properties for reasonable prices in response to changing economic, financial and investment conditions may be limited and we may be forced to hold non-income producing properties for extended periods of time.
●	New and existing laws and regulations or other governmental actions may increase our expenses, limit the number of homes that we can build or delay completion of our projects.
●	We rely on third-party suppliers and long supply chains, and if we fail to identify and develop relationships with a sufficient number of qualified suppliers, or if there is a significant interruption in our supply chains, our ability to timely and efficiently access raw materials that meet our standards for quality could be adversely affected.
●	Our business and results of operations are dependent on the availability, skill and performance of subcontractors.

●	The long-term sustainability and growth in our number of homes delivered depends in part upon our ability to acquire developed lots ready for residential homebuilding on reasonable terms.

Risk Factors

Operational Risks Related to Our Business

Actual or threatened public health crises, epidemics, or outbreaks, including the outbreak of COVID-19, have had and may again have a material adverse effect on our business, financial condition, and results of operations.

Our business operations and supply chains may be negatively impacted by regional or global public health crises, epidemics, or outbreaks. For example, in December 2019, a novel strain of coronavirus, now known as COVID-19, emerged in Wuhan, Hubei Province, China. On March 11, 2020, the International Health Regulations Emergency Committee of the World Health Organization declared the outbreak a global pandemic. The outbreak has spread rapidly throughout the world and has caused severe disruption to the global economy. The COVID-19 outbreak has led governments across the globe to impose a series of measures intended to contain its spread, including border closures, travel bans, quarantine measures, social distancing, and restrictions on business operations and large gatherings. Such measures have adversely impacted our business, financial condition, and results of operations. In addition, a significant public health crisis, epidemic or outbreak of contagious disease in the human population may adversely affect the economies and financial markets of many countries, including those in which we operate, resulting in an economic downturn that could affect the supply or demand for our products and services.

The outbreak of COVID-19 has caused companies like us and our business partners to implement temporary adjustments to work schedules and travel plans, allowing employees to work from home and collaborate remotely. As a result, we have experienced lower efficiency and productivity, internally and externally, which may adversely affect our service quality. Moreover, our business depends on our employees and the continued services of these individuals. If an employee contracts or is suspected of having contracted COVID-19, such an employee is required under our policies to be quarantined. That employee could expose and transmit to other employees, potentially resulting in severe disruption to our business.

Furthermore, our results of operations have been severely affected by the COVID-19 outbreak, resulting in significant slowing and/or ceasing of construction, sales, warranty, and administrative support in our markets. In addition, depending on the specific jurisdiction, we are required to implement certain safety protocols and procedures that have materially impacted our ability to develop communities, maintain sales velocity, build homes, timely deliver homes, and service customers. The COVID-19 outbreak has had, and future outbreaks can have, a material impact on cycle times, cancellation rates, availability of trades, costs, supplies, and new home demand.

More broadly, the COVID-19 outbreak threatens global economies and may cause significant market volatility and declines in general economic activities. This may severely dampen investor confidence in global markets, resulting in decreases in overall trading activities and restraint in their investment decisions.

The extent to which COVID-19 will impact our operations depends on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration and severity of the outbreak, actions taken by government authorities or other entities to contain the coronavirus or treat its impact, including vaccines, and volatility in the capital and real estate markets, among others. Given the general slowdown in economic conditions globally, we cannot assure you that we will be able to develop new products and services in a timely manner or that we can maintain the growth rate we have previously experienced or projected. Because of these uncertainties, we cannot reasonably estimate the financial impact related to the COVID-19 outbreak and the response to it at this time. In addition, COVID-19 may foster or worsen the occurrence of any of the other risk factors discussed in this Annual Report.

If we are not able to develop communities successfully and in a timely manner, our revenues, financial condition and results of operations may be adversely impacted.

Before a community generates any revenue, time and material expenditures are required to acquire land, obtain or renew permits and development approvals and construct significant portions of project infrastructure, amenities, model homes and sales facilities.  There may be a significant lag from the time we acquire land or options for land for development or developed home sites and the time we can bring the communities to market and sell homes.  Our ability to process a significant number of transactions (which include, among other things, evaluating the site purchase, designing the layout of the development, sourcing materials and subcontractors and managing contractual commitments) efficiently and accurately is important to our success.  Errors by employees, failure to comply with or changes in regulatory requirements and conduct of business rules, failings or inadequacies in internal control processes, equipment failures, natural disasters or the failure of external systems, including those of suppliers or counterparties, could result in delays and operational issues that could adversely affect our business, financial condition and operating results and relationships with customers.  We can also experience significant delays in obtaining permits, development approvals, entitlements, and local, state or federal government approvals (including due to an extended failure by lawmakers to agree on a budget or appropriation legislation to fund relevant operations or programs), utility company constraints or delays, delays in a land seller’s lot deliveries or delays resulting from rights or claims asserted by third parties, which may be outside of our control.  Additionally, we may also have to renew existing permits and there can be no assurances that these permits will be renewed.  Delays in the development of communities also expose us to the risk of changes in market conditions for homes.  A decline in our ability to develop and market communities successfully and to generate positive cash flow from these operations in a timely manner could have a material adverse effect on our business and results of operations and on our ability to service our debt and to meet our working capital requirements.

We are subject to warranty and liability claims arising in the ordinary course of business that can be significant.

As a homebuilder, we are subject to construction defect, product liability, home warranty, and other claims, arising in the ordinary course of business or otherwise. There can be no assurance that our general liability insurance and other insurance rights or the indemnification arrangements with subcontractors and design professionals and other indemnities will be collectible or adequate to cover any or all construction defect and warranty claims for which we may be liable. Some claims may not be covered by insurance or may exceed applicable coverage limits. We may not be able to renew our insurance coverage or renew it at reasonable rates and may incur significant costs or expenses (including repair costs and litigation expenses) surrounding possible construction defects, product liability claims, soil subsidence or building related claims. Some claims may arise out of uninsurable events or circumstances not covered by insurance or that are not subject to effective indemnification agreements with our trade partners. In addition, we typically act as the general contractor for the homes we build for third party landowners on fee. In connection with these fee building agreements, we indemnify the landowner for liabilities arising from our work. There can be no assurance that our general liability insurance (procured by us or the landowner) or indemnification arrangements with subcontractors will be collectible and some claims may arise out of uninsurable events or circumstances not covered by insurance. Furthermore, most insurance policies have some level of a self-insured retention that we are required to satisfy per occurrence in order to access the underlying insurance, which levels can be significant. Any such claims or self-insured retentions can be costly and could result in significant liability.

With respect to certain general liability exposures, including construction defects and related claims and product liability claims, interpretation of underlying current and future trends, assessment of claims and the related liability and reserve estimation process require us to exercise significant judgment due to the complex nature of these exposures, with each exposure often exhibiting unique circumstances. Furthermore, once claims are asserted against us for construction defects, it is difficult to determine the extent to which the assertion of these claims will expand. Plaintiffs may seek to consolidate multiple parties in one lawsuit or seek class action status in some of these legal proceedings with potential class sizes that vary from case to case. Consolidated and class action lawsuits can be costly to defend and, if we were to lose any consolidated or certified class action suit, it could result in substantial liability.

We also expend significant resources to repair items in homes we have sold to fulfill the warranties we have issued to homebuyers. Additionally, construction defect claims can be costly to defend and resolve in the legal system. Warranty and construction defect matters can also result in negative publicity in the media and on the internet, which can damage our reputation and adversely affect our ability to sell homes.

In addition, we conduct much of our business in California, one of the most highly regulated and litigious jurisdictions in the United States, which imposes a ten-year, strict liability tail on many construction liability claims. As a result, our potential losses and expenses due to litigation, new laws and regulations may be greater than those of competitors who have smaller California operations as a percentage of the total enterprise.

We may suffer uninsured losses or suffer material losses in excess of insurance limits.

In addition to difficulties with respect to claim assessment and liability and reserve estimation, some types of claims may not be covered by our insurance or may exceed our applicable coverage limits. We may also be responsible for applicable self-insured retentions with respect to our insurance policies. Furthermore, contractual indemnities with contractors and subcontractors can be difficult to enforce and we include our subcontractors on our general liability insurance which may significantly limit our ability to seek indemnity for insured claims. Furthermore, any product liability or warranty claims made against us, whether or not they are viable, may lead to negative publicity, which could impact our reputation and future home sales. In addition, manufactured product defects may result in delays, additional costs and remediation efforts which could have a negative impact on our new home deliveries and financial and operating results.

Our insurance for construction defect claims, subject to applicable self-insurance retentions, may not be available or adequate to cover all liability for damages, the cost of repairs, or the expense of litigation surrounding current claims, and future claims may arise out of events or circumstances not covered by our insurance and not subject to effective indemnification agreements with subcontractors.

Because of the uncertainties inherent in litigation, we cannot provide assurance that our insurance coverage, indemnity arrangements and reserves will be adequate to cover liability for any damages, the cost of repairs and litigation, or any other related expenses surrounding the current claims to which we are subject or any future claims that may arise. Such damages and expenses, to the extent that they are not covered by our insurance or redress against contractors and subcontractors, could materially and adversely affect our consolidated financial statements and results.

The long-term sustainability and growth in our number of homes delivered depends in part upon our ability to acquire developed lots ready for residential homebuilding on reasonable terms.

Our future growth depends upon our ability to successfully identify and acquire attractive lots ready for development of homes at reasonable prices and with terms that meet our underwriting criteria. Our ability to acquire lots for new homes may be adversely affected by changes in the general availability of lots, the willingness of land sellers to sell lots at reasonable prices, competition for available lots, availability of financing to acquire lots, zoning and other market conditions. We currently depend primarily on the California and greater Phoenix area markets and the availability of lots in those markets at reasonable prices is limited. If the supply of lots appropriate for development of homes is limited because of these factors, or for any other reason, our ability to grow could be significantly limited, and the number of homes that we build and sell could decline. Additionally, our ability to begin new projects could be impacted if we elect not to purchase lots under option contracts. To the extent that we are unable to purchase lots timely or enter into new contracts for the purchase of lots at reasonable prices, our home sales revenue and results of operations could be negatively impacted or we may be required to decrease our operations in a given market.

If the market value of our developed lot inventory decreases, our results of operations could be adversely affected by impairments and write-downs.

The market value of our land and housing inventories depends on market conditions. We acquire land for expansion into new markets and for replacement of land inventory and expansion within our current markets. There is an inherent risk that the value of the land we own or control may decline after purchase. The risks inherent in purchasing and developing land parcels increase as consumer demand for housing decreases. As a result, we may buy and develop land parcels on which homes cannot be profitably built and sold. The valuation of property is inherently subjective and based on the individual characteristics of each property. When market conditions drive land values down, land we have purchased or option agreements we have previously entered into may become less desirable because we may not be able to build and sell homes profitably, at which time we may elect to sell the land or, in the case of options contracts, to forego pre-acquisition costs and forfeit deposits and terminate the agreements. Factors such as changes in regulatory requirements and applicable laws (including in relation to building regulations, taxation and planning), political conditions, the condition of financial markets, both local and national economic conditions, the financial condition of customers, potentially adverse tax consequences, and interest and inflation rate fluctuations subject the market value of land owned, controlled or optioned by us to uncertainty. Moreover, all valuations are made on the basis of assumptions that may not prove to reflect economic or demographic reality. If housing demand decreases below what we anticipated when we acquired the inventory, our results of operations and financial conditions may be adversely affected and we may not be able to recover our costs when we build and sell houses.

Risks associated with our developed lot inventories could adversely affect our business or financial results.

Land parcels, building lots and housing inventories are illiquid assets, and we may not be able to dispose of them efficiently or at all if we or the housing market and general economy are in financial distress. In addition, inventory carrying costs can be significant and can result in losses in a poorly performing project or market. We regularly review the value of our land holdings and continues to review our holdings on a periodic basis. Material impairments in the value of our inventory may be required, and we may in the future sell land or homes at significantly lower margins or at a loss, if we are able to sell them at all, which could adversely affect our results of operations and financial condition.

Increases in our cancellation rate may adversely impact our revenue and homebuilding margins.

In connection with the sale of a home, we collect a deposit from the homebuyer that is a small percentage of the total purchase price. During the years ended December 31, 2020 and 2019, Landsea Homes experienced cancellation rates of 12.7% and 12.4%, respectively. Cancellations negatively impact the number of closed homes, net new home orders, home sales revenue and our results of operations, as well as the number of homes in backlog. Home order cancellations can result from a number of factors, including but not limited to declines or slow appreciation in the market value of homes, increases in the supply of homes available to be purchased, increased competition, higher mortgage interest rates, buyer’s remorse, homebuyers’ inability to sell their existing homes, homebuyers’ inability to obtain suitable financing, including providing sufficient down payments, and adverse changes in economic conditions. Many of these factors are beyond our control. Increased levels of home order cancellations would have a negative impact on our home sales revenue and financial and operating results.

Third-party lenders may not complete mortgage loan originations for our homebuyers in a timely manner or at all, which can lead to cancellations and a lesser backlog of orders, or significant delays in our closing homes sales and recognizing revenues from those homes.

Our buyers may obtain mortgage financing for their home purchases from any lender or other provider of their choice, including an unaffiliated lender. If, due to credit or consumer lending market conditions, regulatory requirements, or other factors or business decisions, these lenders refuse or are unable to provide mortgage loans to our buyers, the number of homes that we deliver and our consolidated financial statements may be materially and adversely affected.

We can provide no assurance as to a lenders’ ability or willingness to complete, in a timely fashion or at all, the mortgage loan originations they start for our homebuyers. Such inability or unwillingness may result in mortgage loan funding issues that slow deliveries of our homes or cause cancellations, which in each case may have a material adverse effect on our consolidated financial statements. In addition, recent changes to mortgage loan disclosure requirements to consumers may potentially delay lenders’ completion of the mortgage loan funding process for borrowers. Specifically, the Consumer Financial Protection Bureau has adopted a rule governing the content and timing of mortgage loan disclosures to borrowers, commonly known as TILA-RESPA Integrated Disclosures (“TRID”). Lender compliance with TRID could result in delays in loan closings and the delivery of homes that materially and adversely affect our financial results and operations.

Difficulties with appraisal valuations in relation to the proposed sales price of our homes could force us to reduce the price of our homes for sale.

Each of our home sales may require an appraisal of the home value before closing. These appraisals are professional judgments of the market value of the property and are based on a variety of market factors. If our internal valuations of the market and pricing do not line up with the appraisal valuations and appraisals are not at or near the agreed upon sales price, we may be forced to reduce the sales price of the home to complete the sale. These appraisal issues could have a material adverse effect on our business and results of operations.

Our business and results of operations are dependent on the availability, skill and performance of subcontractors.

Our business and results of operations are dependent on the availability and skill of subcontractors, as substantially all construction work is done by subcontractors with us acting as the general contractor. Accordingly, the timing and quality of construction depend on the availability and skill of unaffiliated, third party subcontractors. As the homebuilding market returns to full capacity, we have previously experienced and may again experience skilled labor shortages. Throughout the homebuilding cycle, we have experienced shortages of skilled labor in a number of our markets which has led to increased labor costs and increased the cycle times of completion of home construction and our ability to convert home sales into closings. The cost of labor may also be adversely affected by shortages of qualified tradespeople, changes in laws and regulations relating to union activity and changes in immigration laws and trends in labor migration. We cannot be assured that there will be a sufficient supply of, or satisfactory performance by, these unaffiliated third-party consultants and subcontractors, which could have a material adverse effect on our business.

The residential construction industry also experiences labor shortages and disruptions from time to time, including: work stoppages, labor disputes, shortages in qualified tradespeople, lack of availability of adequate utility infrastructure and services, our need to rely on local subcontractors who may not be adequately capitalized or insured, and delays in availability of building materials. Additionally, we could experience labor shortages as a result of subcontractors going out of business or leaving the residential construction market due to low levels of housing production and volumes. Any of these circumstances could give rise to delays in the start or completion of our communities, increase the cost of developing one or more of our communities and increase the construction cost of our homes. To the extent that market conditions prevent the recovery of increased costs, including, among other things, subcontracted labor, finished lots, building materials, and other resources, through higher sales prices, our gross margins from home sales and results of operations could be adversely affected.

In addition, some of the subcontractors we engage are represented by labor unions or are subject to collective bargaining arrangements that require the payment of prevailing wages that are typically higher than normally expected on a residential construction site. A strike or other work stoppage involving any of our subcontractors could also make it difficult for us to retain subcontractors for their construction work. In addition, union activity could result in higher costs for us to retain our subcontractors. Access to qualified labor at reasonable rates may also be affected by other circumstances beyond our control, including: shortages of qualified tradespeople, such as carpenters, roofers, electricians and plumbers; high inflation; changes in laws relating to employment and union organizing activity; changes in trends in labor force migration; and increases in contractor, subcontractor and professional services costs. The inability to contract with skilled contractors and subcontractors at reasonable rates on a timely basis could materially and adversely affect our financial condition and operating results.

Further, the enactment and implementation of federal, state or local statutes, ordinances, rules or regulations requiring the payment of prevailing wages on private residential developments would materially increase our costs of development and construction, which could materially and adversely affect our results of operations and financial conditions.

We rely on third-party suppliers and long supply chains, and if we fail to identify and develop relationships with a sufficient number of qualified suppliers, or if there is a significant interruption in our supply chains, our ability to timely and efficiently access raw materials that meet our standards for quality could be adversely affected.

Our ability to identify and develop relationships with qualified suppliers who can satisfy our standards for quality and our need to access products and supplies in a timely and efficient manner is a significant challenge. We may be required to replace a supplier if their products do not meet our quality or safety standards. In addition, our suppliers could discontinue selling products at any time for reasons that may or may not be in our control or the suppliers’ control. Our operating results and inventory levels could suffer if we are unable to promptly replace a supplier who is unwilling or unable to satisfy our requirements with a supplier providing similar products. Our suppliers’ ability to deliver products may also be affected by financing constraints caused by credit market conditions, which could negatively impact our revenue and cost of products sold, at least until alternate sources of supply are arranged.

Fluctuating materials prices may adversely impact our results of operations.

The residential construction industry experiences labor and raw material shortages from time to time, including shortages in qualified tradespeople, and supplies of insulation, drywall, cement, steel and lumber. These labor and raw material shortages can be more severe during periods of strong demand for housing or during periods where the regions in which we operate experience natural disasters that have a significant impact on existing residential and commercial structures. The cost of labor and raw materials may also increase during periods of shortage or high inflation. During the downturn in 2007 to 2011, a large number of qualified trade partners went out of business or otherwise exited the market into new fields. A reduction in available trade partners exacerbates labor shortages as demand for new housing increases. Shortages and price increases could cause delays in and increase our costs of home construction, which we may not be able to recover by raising home prices due to market demand and because the price for each home is typically set prior to its delivery pursuant to the agreement of sale with the homebuyer. In addition, the federal government has, at various times, imposed tariffs on a variety of imports from foreign countries and may impose additional tariffs in the future. Significant tariffs or other restrictions placed on raw materials that we use in our homebuilding operation, such as lumber or steel, could cause the cost of home construction to increase, which we may not be able to recover by raising home prices or which could slow our absorption due to being constrained by market demand. As a result, shortages or increased costs of labor and raw materials could have a material adverse effect on our business, prospects, financial condition and results of operations.

We could be adversely affected by efforts to impose joint employer liability for labor law violations committed by subcontractors.

Several other homebuilders have received inquiries from regulatory agencies concerning whether homebuilders using contractors are deemed to be employers of the employees of such contractors under certain circumstances. Contractors are independent of the homebuilders that contract with them under normal management practices and the terms of trade contracts and subcontracts within the homebuilding industry; however, if regulatory agencies reclassify the employees of contractors as employees of homebuilders, homebuilders using contractors could be responsible for wage and hour labor laws, workers’ compensation and other employment-related liabilities of their contractors. Even if we are not deemed to be a joint employer with our contractors, we may be subject to legislation that requires us to share liability with our contractors for the payment of wages and the failure to secure valid workers’ compensation coverage. In addition, under California law, direct construction contractors are required to assume and be liable for unpaid wages, fringe or other benefit payments or contributions, including interest, incurred by a subcontractor at any tier for contracts entered into on or after January 1, 2018, which may result in increased costs.

We may not be successful in integrating acquisitions, expanding into new markets or implementing our growth strategies.

In June 2019, Landsea Homes closed the acquisition of Arizona-based homebuilders Pinnacle West, in the greater Phoenix area market, and in January 2020, Landsea Homes closed the acquisition of Garrett Walker, increasing our footprint in the greater Phoenix area market. We may in the future consider growth or expansion of our operations in our current markets or in new markets, whether through strategic acquisitions of homebuilding companies or otherwise. The magnitude, timing and nature of any future expansion will depend on a number of factors, including our ability to identify suitable additional markets or acquisition candidates, the negotiation of acceptable terms, our financial capabilities and general economic and business conditions. Our expansion into new or existing markets, whether through acquisition or otherwise, could have a material adverse effect on our business, prospects, liquidity, financial condition or results of operations. Acquisitions also involve numerous risks, including difficulties in the assimilation of the acquired company’s operations, the incurrence of unanticipated liabilities or expenses, the risk of impairing inventory and other assets related to the acquisition, the potential loss of key employees of the acquired company, the diversion of management’s attention and resources from other business concerns, risks associated with entering markets in which we have limited or no direct experience and the potential loss of key employees of the acquired company.

We may be unable to obtain additional financing to fund our operations and growth.

We may require additional financing to fund our operations or growth. Our failure to secure additional financing could have a material adverse effect on our continued development or growth.

Adverse weather and geological conditions may increase costs, cause project delays and reduce consumer demand for housing, all of which could materially and adversely affect us.

As a homebuilder and land developer, we are subject to the risks associated with numerous weather-related and geologic events, many of which are beyond our control. These weather-related and geologic events include but are not limited to droughts, floods, wildfires, landslides, soil subsidence and earthquakes. The occurrence of any of these events could damage our land parcels and projects, cause delays in the completion of our projects, reduce consumer demand for housing and cause shortages and price increases in labor or raw materials, any of which could harm our sales and profitability. Our California markets are in areas which have historically experienced significant earthquake activity, seasonal wildfires and related power outages, droughts and water shortages. In addition to directly damaging our land or projects, earthquakes, floods, landslides, wildfires or other geologic events could damage roads and highways providing access to those projects, thereby adversely affecting our ability to market homes in those areas and possibly increasing the costs of completion.

Failure by our directors, officers or employees to comply with applicable policies, regulations and rules could materially and adversely affect us.

We have adopted an employee handbook, which includes policies, regulations and rules, for our directors, officers and employees. Our adoption of these policies, regulations and rules is not a representation or warranty that all persons subject to such standards are or will be in complete compliance. The failure of a director, officer or employee to comply with the applicable policies, regulations and rules may result in termination of the relationship or adverse publicity, which could materially and adversely affect us.

Our officers and directors may allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs.

Our officers and directors are not required to commit their full time to our affairs, which could create a conflict of interest when allocating their time between our operations and their other commitments. Some of our officers and directors are engaged in other business endeavors and are not obligated to devote any specific number of hours to our affairs. If our officers’ and directors’ other business affairs require them to devote more substantial amounts of time to such affairs it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate our business, prospects, liquidity, financial condition and results of operations. We cannot assure you that these conflicts will be resolved in our favor.

Poor relations with the residents of our communities could negatively impact sales, which could cause our revenue or results of operations to decline.

Residents of communities we develop may look to us to resolve issues or disputes that may arise in connection with the operation or development of their communities. Efforts we make to resolve these issues or disputes could be deemed unsatisfactory by the affected residents, and subsequent actions by these residents could adversely affect our sales or reputation. In addition, we could be required to make material expenditures related to the settlement of such issues or disputes or to modify our community development plans, which could adversely affect our results of operations.

We may write-off intangible assets, such as goodwill.

We have recorded intangible assets, including goodwill, in connection with the acquisitions of Pinnacle West and Garrett Walker Homes. On an ongoing basis, we evaluate whether facts and circumstances indicate any impairment of the value of intangible assets. As circumstances change, we can make no assurances that we will realize the value of these intangible assets. If we determine that a significant impairment has occurred, we will be required to write-off the impaired portion of intangible assets, which could have a material adverse effect on our results of operations in the period in which the write-off occurs.

We may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

Moreover, factors outside of our business and outside of our control may later arise. As a result of these factors, we may be forced to write down or write off assets, restructure operations, or incur impairment or other charges that could result in losses. Further, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. Accordingly, our securities could suffer a reduction in value. Our securityholders are unlikely to have a remedy for such reduction in value, unless stockholders are able to successfully claim that the reduction in stock value was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to bring a private claim that the proxy statement relating to the Business Combination contained an actionable material misstatement or material omission.

Our business or financial results may be adversely affected if the value of the land we purchase declines. We have, and may continue, to incur impairments on the carrying values of the real estate inventories we own.

There are inherent risks in controlling, owning and developing land, as housing inventories are illiquid assets. We own land or homesites that were acquired at costs we may not be able to recover fully, or on which we cannot build and sell homes profitably, including but not limited to periods of reduced housing demand. This is particularly true when entitled land becomes scarce, as it has recently, especially in the markets in which we build, and the cost of purchasing such land is relatively high. Changes in regulatory requirements and applicable laws, such as those related to building regulations, taxation and planning, as well as political conditions, financial market conditions, local and national economic conditions, customers’ financial condition, potentially adverse tax consequences, and interest and inflation rate fluctuations, among other factors, subject our land’s market value to uncertainty. As a result, we may have to sell homes or land for lower than anticipated profit margins, record inventory impairment charges, or sell land at a loss. We may be required to take significant write-offs of deposits and pre-acquisition costs if we elect not to move forward or exercise our options to purchase land. In addition, inventory carrying costs can be significant and can result in losses in a poorly performing project or market or result in impairment charges. Material impairment charges, abandonment charges or other write-downs of assets could adversely affect our financial condition and results of operations.

Legal, Regulatory and Compliance Risks Related to Our Business

An adverse outcome in litigation to which we are or become a party could materially and adversely affect us.

Presently and in the future, we are and may become subject to litigation, including claims relating to our operations, breach of contract, securities offerings or otherwise in the ordinary course of business or otherwise. Some of these claims may result in significant defense costs and potentially significant judgments against us, some of which are not, or cannot be, insured against. We cannot be certain of the ultimate outcomes of any claims that now exist or may arise in the future. Resolution of these types of matters against us may result in significant fines, judgments or settlements, which, if uninsured, or if the fines, judgments and settlements exceed insured levels, could adversely impact our earnings and cash flows, thereby materially and adversely affecting us. Litigation or the resolution of litigation may affect the availability or cost of our insurance coverage, which could materially and adversely impact us.

New and existing laws and regulations or other governmental actions may increase our expenses, limit the number of homes that we can build or delay completion of our projects.

We are subject to numerous local, state, federal and other statutes, ordinances, rules and regulations concerning zoning, development, building design, construction and similar matters which impose restrictive zoning and density requirements, which can limit the number of homes that can be built within the boundaries of a particular area. Projects that are not entitled may be subjected to periodic delays, changes in use, less intensive development or elimination of development in certain specific areas due to government regulations. We may also be subject to periodic delays or may be precluded entirely from developing in certain communities due to building moratoriums or “slow-growth” or “no-growth” initiatives that could be implemented in the future. Local governments also have broad discretion regarding the imposition of development fees, assessments and exactions for projects in their jurisdiction. Projects for which we have received land use and development entitlements or approvals may still require a variety of other governmental approvals and permits during the development process and can also be impacted adversely by unforeseen health, safety and welfare issues, which can further delay these projects or prevent their development. As a result, home sales could decline and costs could increase, which could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.

We are also subject to a significant number and variety of local, state and federal laws and regulations concerning protection of health, safety, labor standards and the environment. The particular environmental laws which apply to any given property vary according to multiple factors, including the property’s location, its environmental conditions and geographic attributes or historical artifacts, the present and former uses of the property, the presence or absence of endangered plants, animals or sensitive habitats, as well as conditions at nearby properties. Environmental laws and conditions may result in delays, may cause us to incur substantial compliance and other costs and can prohibit or severely restrict development and homebuilding activity in environmentally sensitive regions or areas. For example, under certain environmental laws and regulations, third parties, such as environmental groups or neighborhood associations, may challenge the permits and other approvals required for our projects and operations. Any such claims may adversely affect our business, prospects, liquidity, financial condition and results of operations. Insurance coverage for such claims may be limited or non-existent.

In addition, in those cases where an endangered or threatened species is involved and agency rulemaking and litigation are ongoing, the outcome of such rulemaking and litigation can be unpredictable, and at any time can result in unplanned or unforeseeable restrictions on or even the prohibition of development in identified environmentally sensitive areas. From time to time, the Environmental Protection Agency and similar federal, state or local agencies review land developers’ and homebuilders’ compliance with environmental laws and may levy fines and penalties for failure to strictly comply with applicable environmental laws, including those applicable to control of storm water discharges during construction, or impose additional requirements for future compliance as a result of past failures. Any such actions taken with respect to us may increase our costs and result in project delays. We expect that increasingly stringent requirements will be imposed on land developers and homebuilders in the future. Environmental regulations can also have an adverse impact on the availability and price of certain raw materials such as lumber, and on other building materials.

California and New York are especially susceptible to restrictive government regulations and environmental laws. For example, California imposes notification obligations respecting environmental conditions, sometimes recorded on deeds, and also those required to be delivered to persons accessing property or to home buyers or renters, which may cause some persons, or their financing sources, to view the subject parcels as less valuable or as impaired.

Under various environmental laws, current or former owners of real estate, as well as certain other categories of parties, may be required to investigate and clean up hazardous or toxic substances or petroleum product releases, and may be held liable to a governmental entity or to third parties for related damages, including for bodily injury, and for investigation and clean-up costs incurred by such parties in connection with the contamination.

New trade policies could make sourcing raw materials from foreign countries more difficult and more costly.

The federal government has recently imposed new or increased tariffs or duties on an array of imported materials and goods that are used in connection with the construction and delivery of homes, including steel, aluminum, lumber, solar panels and washing machines, and has threatened to impose further tariffs, duties or trade restrictions on imports. Foreign governments, including China and the European Union, have responded by imposing or increasing tariffs, duties or trade restrictions on U.S. goods, and are reportedly considering other measures. These trading conflicts and related escalating governmental actions that result in additional tariffs, duties or trade restrictions could cause disruptions or shortages in our supply chains, increase our construction costs or home-building costs generally or negatively impact the U.S., regional or local economies, and, individually or in the aggregate, materially and adversely affect our consolidated financial statements.

We are subject to environmental laws and regulations, which may increase our costs, result in liabilities, limit the areas in which we can build homes and delay completion of our projects.

We are subject to a variety of local, state, federal and other statutes, ordinances, rules and regulations concerning the environment. The particular environmental laws which apply to any given homebuilding site vary according to the site’s location, its environmental conditions and the present and former uses of the site, as well as adjoining properties. Environmental laws and conditions may result in delays, may cause us to incur substantial compliance and other costs, including significant fines and penalties for any violation, and may prohibit or severely restrict homebuilding activity in environmentally sensitive regions or areas, which could negatively affect our results of operations.

Under various environmental laws, current or former owners of real estate, as well as certain other categories of parties, may be required to investigate and clean up hazardous or toxic substances or petroleum product releases, and may be held liable to a governmental entity or to third parties for property damage and for investigation and clean-up costs incurred by such parties in connection with the contamination. In addition, in those cases where an endangered species is involved, environmental rules and regulations may result in the elimination of development in identified environmentally sensitive areas.

Environmental regulations may have an adverse impact on the availability and price of certain raw materials, such as lumber, and generally increase the cost to construct our homes.

There is a variety of new legislation being enacted, or considered for enactment at the federal, state and local level relating to energy, emissions and climate change. This legislation relates to items such as carbon dioxide emissions control and building codes that impose energy efficiency standards. New building code requirements that impose stricter energy efficiency standards, including California’s solar mandate, which went into effect January 1, 2020, could significantly increase our cost to construct homes and we may be unable to fully recover such costs due to market conditions, which could cause a reduction in our homebuilding gross margin and materially and adversely affect our results of operations. As climate change concerns continue to grow, legislation and regulations of this nature are expected to continue and become more costly to comply with. Similarly, energy-related initiatives affect a wide variety of companies throughout the United States and the world and because our operations are heavily dependent on significant amounts of raw materials, such as lumber, steel and concrete, they could have an indirect adverse impact on our operations and profitability to the extent the manufacturers and suppliers of our materials are burdened with expensive cap and trade and similar energy-related regulations.

Ownership, leasing and occupation of developed lots and the use of hazardous materials carries potential environmental risks and liabilities.

We are subject to a variety of local, state and federal statutes, rules and regulations concerning easements, land use and the protection of health and the environment, including those governing discharge of pollutants, including asbestos, to soil, water and air, the handling of hazardous materials and the cleanup of contaminated sites.

We may be liable for the costs of removal, investigation or remediation of man-made or natural hazardous or toxic substances located on, under or in a property currently or formerly owned, leased or occupied by us, whether or not we caused or knew of the pollution.

The particular impact and requirements of environmental laws that apply to any given community vary greatly according to the site, its environmental conditions and the present and former uses of the site. We expect that increasingly stringent requirements may be imposed on land developers and homebuilders in the future. Environmental laws may result in delays, cause us to implement time consuming and expensive compliance programs and prohibit or severely restrict development in certain environmentally sensitive regions or areas, such as wetlands. Concerns could arise due to post-acquisition changes in laws or agency policies, or the interpretation thereof.

Furthermore, we could incur substantial costs, including cleanup costs, fines, penalties and other sanctions and damages from third-party claims for property damage or personal injury, as a result of our failure to comply with, or liabilities under, applicable environmental laws and regulations. In addition, we are subject to third-party challenges, such as by environmental groups or neighborhood associations, under environmental laws and regulations to the permits and other approvals required for our projects and operations. These matters could adversely affect our business, prospects, liquidity, financial condition and results of operations.

As a homebuilding and land development business with a wide variety of historic ownership, development, homebuilding and construction activities, we could be liable for future claims for damages as a result of the past or present use of hazardous materials, including building materials or fixtures known or suspected to be hazardous or to contain hazardous materials or due to use of building materials or fixtures which are associated with mold. Any such claims may adversely affect our business, prospects, financial condition and results of operations. Insurance coverage for such claims may be limited or nonexistent.

A major health and safety incident relating to our business could be costly in terms of potential liabilities and reputational damage.

Building sites are inherently dangerous, and operating in the homebuilding and land development industry poses certain inherent health and safety risks to those working at such sites. Due to health and safety regulatory requirements and the number of our projects, health and safety performance is critical to the success of all areas of our business. Any failure in health and safety performance may result in penalties for non-compliance with relevant regulatory requirements or litigation, and a failure that results in a major or significant health and safety incident is likely to be costly in terms of potential liabilities incurred as a result. Such a failure could generate significant negative publicity and have a corresponding impact on our reputation, our relationships with relevant regulatory agencies, governmental authorities and local communities, and our ability to win new business, which in turn could materially and adversely affect our operating results and financial condition.

Risks Related to Our Organization and Structure

Landsea Green can determine the outcome of major corporate transactions that require the approval of our stockholders and may take actions that conflict with the interests of other of our stockholders.

Landsea Green currently holds, indirectly, a majority of the voting rights in us. As long as Landsea Green holds such majority of voting rights, Landsea Green will have the ability to exercise control in our business, and may cause us to take actions that are not in, or conflict with, the interests of other stockholders such as incurring additional indebtedness, selling assets or other actions that negatively affect our net assets. Similarly, Landsea Green will be able to control our major policy decisions by controlling the selection of senior management, determining the timing and amount of approving annual budgets, deciding on increases or decreases in stock capital, determining issuances of new securities, approving disposals of assets or business, and amending our articles of association. These actions may be taken even if they are opposed by other stockholders.

Our stockholder structure may negatively affect our ability to obtain equity financing required for opportunistic investments or to offset periods of net losses or financial distress. We cannot assure you that we would be able to obtain additional equity financing in a timely fashion or at all. If we were unable to obtain such financing, we may be unable to take advantage of business opportunities or may be unable to avoid defaults under our obligations.

We are a “controlled company” within the meaning of Nasdaq rules and, as a result, may qualify for, and may choose to rely on, exemptions from certain corporate governance requirements.

The Seller beneficially owns a majority of the voting power of all outstanding shares of our common stock, making us a “controlled company.” Pursuant to Nasdaq listing standards, a “controlled company” may elect not to comply with certain Nasdaq listing standards that would otherwise require it to have: (i) a board of directors comprised of a majority of independent directors; (ii) compensation of our executive officers determined by a majority of the independent directors or a compensation committee comprised solely of independent directors; (iii) a compensation committee charter which, among other things, provides the compensation committee with the authority and funding to retain compensation consultants and other advisors; and (iv) director nominees selected, or recommended for the board’s selection, either by a majority of the independent directors or a nominating committee comprised solely of independent directors. We intend to rely on the exemptions described in clauses (i), (ii), (iii) and (iv) above.

Accordingly, our stockholders do not have the same protections afforded to stockholders of companies that are subject to all of the Nasdaq corporate governance requirements.

In addition, on June 20, 2012, the SEC passed final rules implementing provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 pertaining to compensation committee independence and the role and disclosure of compensation consultants and other advisers to the compensation committee. The SEC’s rules direct each of the national securities exchanges (including Nasdaq) to develop listing standards requiring, among other things, that: (i) compensation committees be composed of fully independent directors, as determined pursuant to new independence requirements; (ii) compensation committees be explicitly charged with hiring and overseeing compensation consultants, legal counsel and other committee advisors; and (iii) compensation committees be required to consider, when engaging compensation consultants, legal counsel or other advisors, certain independence factors, including factors that examine the relationship between the consultant or advisor’s employer and us. As a “controlled company,” we are not subject to these compensation committee independence requirements.

Our only significant asset is our ownership interest in Landsea and such ownership may not be sufficient to pay dividends or make distributions or loans to enable us to pay any dividends on our Common Stock or satisfy our other financial obligations.

We have no direct operations and no significant assets other than our ownership of Landsea. We depend on Landsea for distributions, loans and other payments to generate the funds necessary to meet our financial obligations, including our expenses as a publicly traded company and to pay any dividends with respect to our Common Stock. The financial condition and operating requirements of Landsea may limit our ability to obtain cash from Landsea. The earnings from, or other available assets of, Landsea may not be sufficient to pay dividends or make distributions or loans to enable us to pay any dividends on our Common Stock or satisfy our other financial obligations.

The Committee on Foreign Investment in the United States (“CFIUS”) may modify, delay or prevent our future acquisition or investment activities.

For so long as Landsea Green retains a material ownership interest in us, we will be deemed a “foreign person” under the regulations relating to CFIUS. As such, acquisitions of or investments in U.S. businesses or foreign businesses with U.S. subsidiaries that we may wish to pursue may be subject to CFIUS review, the scope of which was recently expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”), to include certain non-passive, non-controlling investments (including certain investments in entities that hold or process personal information about U.S. nationals), certain acquisitions of real estate even with no underlying U.S. business, transactions the structure of which is designed or intended to evade or circumvent CFIUS jurisdiction and any transaction resulting in a “change in the rights” of a foreign person in a U.S. business if that change could result in either control of the business or a covered non-controlling investment. FIRRMA also subjects certain categories of investments to mandatory filings. If a particular proposed acquisition or investment in a U.S. business falls within CFIUS’s jurisdiction, we may determine that we are required to make a mandatory filing or that we will submit to CFIUS review on a voluntary basis, or to proceed with the transaction without submitting to CFIUS and risk CFIUS intervention, before or after closing the transaction. CFIUS may decide to block or delay an acquisition or investment by us, impose conditions with respect to such acquisition or investment or order us to divest all or a portion of a U.S. business that we acquired without first obtaining CFIUS approval, which may limit the attractiveness of or prevent us from pursuing certain acquisitions or investments that we believe would otherwise be beneficial to us and our stockholders. In addition, among other things, FIRRMA authorizes CFIUS to prescribe regulations defining “foreign person” differently in different contexts, which could result in less favorable treatment for investments and acquisitions by companies from countries of “special concern.” If such future regulations impose additional burdens on acquisition and investment activities involving PRC and PRC-controlled entities, our ability to consummate transactions falling within CFIUS’s jurisdiction that might otherwise be beneficial to us and our stockholders may be hindered.

We are the managing member in certain joint venture limited liability companies, and therefore may be liable for joint venture obligations.

Certain of our active joint ventures are organized as limited liability companies. We are the managing member in some of these. As a managing member or general partner, we may be liable for a joint venture’s liabilities and obligations should the joint venture fail or be unable to pay these liabilities or obligations. These risks include, among others, that a partner in the joint venture may fail to fund its share of required capital contributions, that a partner may make poor business decisions or delay necessary actions, or that a partner may have economic or other business interests or goals that are inconsistent with ours.

Risks Related to Our Industry

Our industry is cyclical and adverse changes in general and local economic conditions could reduce the demand for homes and, as a result, could have a material adverse effect on us.

The residential homebuilding industry is cyclical and highly sensitive to changes in general and local economic, real estate or other business conditions that are outside of our control and could reduce the demand for homes, including changes in:

●	overall consumer confidence and the confidence of potential homebuyers in particular;
●	U.S. and global financial system, macroeconomic conditions, market volatility and credit market stability, such as the ongoing COVID-19 pandemic and government actions and restrictive measures implemented in response;
●	employment levels and job and personal income growth;
●	availability and pricing of financing for homebuyers;
●	short and long-term interest rates;
●	demographic trends;
●	changes in energy prices;
●	housing demand from population growth, household formation and other demographic changes, among other factors;
●	private party and governmental residential consumer mortgage loan programs, and federal and state regulation of lending and appraisal practices;
●	federal and state personal income tax rates and provisions, government actions, policies, programs and regulations directed at or affecting the housing market, tax benefits associated with purchasing and owning a home, and the standards, fees and size limits applicable to the purchase or insuring of mortgage loans by government-sponsored enterprises and government agencies;
●	the supply of and prices for available new or existing homes, including lender-owned homes acquired through foreclosures and short sales and homes held for sale by investors and speculators, and other housing alternatives, such as apartments and other residential rental property;

●	homebuyer interest in our current or new product designs and community locations, and general consumer interest in purchasing a home compared to choosing other housing alternatives; and
●	real estate taxes.

Adverse changes in these or other general and local economic or business conditions may affect our business nationally or in particular regions or localities. During the most recent economic downturn, several of the markets we serve, and the U.S. housing market as a whole, experienced a prolonged decrease in demand for new homes, as well as an oversupply of new and existing homes available for sale. Demand for new homes is affected by weakness in the resale market because many new homebuyers need to sell their existing homes in order to buy a home from us. In addition, demand may be adversely affected by alternatives to new homes, such as rental properties and existing homes. In the event of another economic downturn or if general economic conditions should worsen, our home sales could decline and we could be required to write down or dispose of assets or restructure our operations or debt, any of which could have a material adverse effect on our financial results.

Adverse changes in economic or business conditions can also cause increased home order cancellation rates, diminished demand and prices for our homes, and diminished value of our real estate investments. These changes can also cause us to take longer to build homes and make it more costly to do so. We may not be able to recover any of the increased costs by raising prices because of weak market conditions and increasing pricing pressure. Additionally, the price of each home we sell is usually set several months before the home is delivered, as many homebuyers sign their home purchase contracts before or early in the construction process. The potential difficulties described above could impact homebuyers’ ability to obtain suitable financing and cause some homebuyers to cancel or refuse to honor their home purchase contracts altogether.

The homebuilding industry is highly competitive and, if our competitors are more successful or offer better value to customers, it may materially and adversely affect our business and financial condition.

We operate in a very competitive environment that is characterized by competition from a number of other homebuilders and land developers in each geographical market in which we operate. There are relatively low barriers to entry into the homebuilding business. We compete with numerous large national and regional homebuilding companies and with smaller local homebuilders and land developers for, among other things, homebuyers, desirable land parcels, financing, raw materials and skilled management and labor resources. If we are unable to compete effectively in our markets, our business could decline disproportionately to the businesses of our competitors and our financial condition could be materially and adversely affected.

Increased competition could hurt our business by preventing us from acquiring attractive land parcels on which to build homes or making acquisitions more expensive, hindering our market share expansion and causing us to increase selling incentives and reduce prices. Additionally, an oversupply of homes available for sale or a discounting of home prices could materially and adversely affect pricing for homes in the markets in which we operate.

Over the past several years, we have embarked on a strategy to expand our product offerings to include more affordably-priced homes to reach a deeper pool of qualified buyers and grow our overall community count. We anticipate that we will continue to build more affordably-priced homes. We believe there is more competition among homebuilding companies in more affordable product offerings than in the luxury and move-up segments. We also compete with the resale, or “previously owned,” home market, the size of which may change significantly as a result of changes in the rate of home foreclosures, which is affected by changes in economic conditions both nationally and locally.

We may be at a competitive disadvantage with regard to certain large national and regional homebuilding competitors whose operations are more geographically diversified, as these competitors may be better able to withstand any future regional downturn in the housing market. We compete directly with a number of large national and regional homebuilders that may have longer operating histories and greater financial and operational resources than we do, including a lower cost of capital. Many of these competitors also have longstanding relationships with subcontractors, local governments and suppliers in the markets in which we operates or in which we may operate in the future. This may give our competitors an advantage in securing materials and labor at lower prices, marketing their products and allowing their homes to be delivered to customers more quickly and at more favorable prices. This competition could reduce our market share and limit our ability to expand our business.

Our geographic concentration could materially and adversely affect us if the homebuilding industry in our current markets should experience a decline.

Our current business involves the design, construction and sale of innovative detached and attached homes in planned communities in major metropolitan areas in California, Arizona and Metro New York. Because our operations are concentrated in these areas, a prolonged economic downturn affecting one or more of these areas, or affecting any sector of employment on which the residents of such area are dependent, could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations, and a disproportionately greater impact on us than other homebuilders with more diversified operations. For example, much of the employment base in the San Francisco bay area is dependent upon the technology sector. During the downturn from 2007 to 2011, land values, the demand for new homes and home prices declined substantially in California. Additionally, in the past the state of California has experienced severe budget shortfalls and taken measures such as raising taxes and increasing fees to offset the deficit. Accordingly, our sales, results of operations, financial condition and business would be negatively impacted by a decline in the economy, the job sector or the homebuilding industry in the Western U.S. regions in which our operations are concentrated.

In addition, our ability to acquire land parcels for new homes may be adversely affected by changes in the general availability of land parcels, the willingness of land sellers to sell land parcels at reasonable prices, competition for available land parcels, availability of financing to acquire land parcels, zoning and other market conditions. The availability of land parcels in our California and Arizona markets at reasonable prices is limited. If the supply of land parcels appropriate for development of homes is limited because of these factors, or for any other reason, our ability to grow could be significantly limited, and the number of homes that we build and sell could decline.

Tightening of mortgage lending standards and mortgage financing requirements and rising interest rates could adversely affect the availability of mortgage loans for potential purchasers of our homes, and increases in property and other local taxes could prevent customers from purchasing homes, which could adversely affect our business or financial results.

Generally, housing demand is negatively impacted by the unavailability of mortgage financing, as a result of tightening of mortgage lending standards and mortgage financing requirements, in addition to factors that increase the cost of financing a home such as increases in interest rates, down payment requirements, insurance premiums or limitations on mortgage interest deductibility. A substantial percentage of our buyers finance their home purchases with mortgage financing. Additionally, deterioration in credit quality among subprime and other nonconforming loans has caused most lenders to eliminate subprime mortgages and most other loan products that do not conform to Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”), Federal Housing Administration (the “FHA”), or Veterans Administration (the “VA”) standards. In addition, as a result of the turbulence in the credit markets and mortgage finance industry during the last significant economic downturn, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law. This legislation provided for a number of new requirements relating to residential mortgages and mortgage lending practices that reduce the availability of loans to borrowers or increase the costs to borrowers to obtain such loans. Fewer loan products and tighter loan qualifications, in turn, make it more difficult for a borrower to finance the purchase of a new home or the purchase of an existing home from a potential “move-up” buyer who wishes to purchase one of our homes. The foregoing may also hinder our ability to realize our backlog because our home purchase contracts provide customers with a financing contingency. Financing contingencies allow customers to cancel their home purchase contracts in the event that they cannot arrange for adequate financing. As a result, rising interest rates, stricter underwriting standards, and a reduction of loan products, among other similar factors, can contribute to a decrease in our home sales. Any of these factors could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.

The federal government has also taken on a significant role in supporting mortgage lending through its conservatorship of Fannie Mae and Freddie Mac, both of which purchase home mortgages and mortgage-backedsecurities originated by mortgage lenders, and its insurance of mortgages originated by lenders through the FHA and the VA. The availability and affordability of mortgage loans, including interest rates for such loans, could be adversely affected by a curtailment or cessation of the federal government’s mortgage-related programs or policies. Additionally, the FHA may continue to impose stricter loan qualification standards, raise minimum down payment requirements, impose higher mortgage insurance premiums and other costs, or limit the number of mortgages it insures. Due to federal budget deficits, the U.S. Treasury may not be able to continue supporting the mortgage-related activities of Fannie Mae, Freddie Mac, the FHA and the VA at present levels, or it may revise significantly the federal government’s participation in and support of the residential mortgage market. Because the availability of Fannie Mae, Freddie Mac, FHA and VA-backed mortgage financing is an important factor in marketing and selling many of our homes, especially as they move down in price point, any limitations, restrictions or changes in the availability of such government-backed financing could reduce our home sales, which could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.

Current federal income tax laws cap individual state and local tax deductions at $10,000 for the aggregate of state and local real property and income taxes or state and local sales taxes, and cap mortgage interest deduction to $750,000 of debt ($1,000,000 after 2025) for mortgages taken out after December 15, 2017. Additionally, limits on deductibility of mortgage interest and property taxes may increase the after-tax cost of owning a home for some individuals. Any increases in personal income tax rates or additional tax deduction limits could adversely impact demand for new homes, including homes we build, which could adversely affect our results of operations. Furthermore, increases in real estate taxes and other local government fees, such as fees imposed on developers to fund schools, open space, and road improvements, or provide low- and moderate-income housing, could increase our costs and have an adverse effect on our operations. In addition, increases in local real estate taxes as well as the limitation on deductibility of such costs could adversely affect our potential home buyers, who may consider those costs in determining whether to make a new home purchase and decide, as a result, not to purchase one of our homes or not purchase a resale, which would negatively impact homebuyers that need to sell their home before they purchase one of ours.

Any limitation on, or reduction or elimination of, tax benefits associated with homeownership would have an adverse effect upon the demand for homes, which could be material to our business.

Current federal income tax laws include limits on federal tax deductions individual taxpayers may take on mortgage loan interest payments and on state and local taxes, including real estate taxes, that are lower than historical limits. These changes could reduce the perceived affordability of homeownership, and therefore the demand for homes, or have a moderating impact on home sales prices in areas with relatively high housing prices or high state and local income taxes and real estate taxes, including in certain of our served markets in California and New York. In addition, if the federal government further changes, or a state government changes, its income tax laws by eliminating or substantially reducing the income tax benefits associated with homeownership, the after-tax cost of owning a home could measurably increase. Any increases in personal income tax rates or tax deduction limits or restrictions enacted at the federal or state levels could adversely impact demand for or selling prices of new homes, including our homes, and the effect on our consolidated financial statements could be adverse and material.

We currently have investments in unconsolidated joint ventures with a third party in which we have less than a controlling interest. These investments are highly illiquid and have significant risks due to, in part, a lack of sole decision-making authority and reliance on the financial condition and liquidity of our joint venture partners.

We own interests in various joint ventures and, as of December 31, 2020 and December 31, 2019, Landsea Homes’ investments in and advances to its unconsolidated joint ventures were $21 million and $43 million, respectively. We have entered into joint ventures in order to manage our risk profile and to leverage our capital base. Such joint venture investments involve risks not otherwise present in wholly owned projects, including the following:

●	Control and Partner Dispute Risk. We do not have exclusive control over the development, financing, management and other aspects of any such project or joint venture, which may prevent us from taking actions that are in our best interest but opposed by our partners. We cannot exercise sole decision-making authority regarding any such project or joint venture, which could create the potential risk of creating impasses on decisions, such as acquisitions or sales. Disputes between us and our partners may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and efforts on our business and could result in subjecting the projects owned by the joint venture to additional risk. Our existing joint venture agreements contain buy-sell provisions pursuant to which one partner may initiate procedures requiring the other partner to choose between buying the other partner’s interest or selling our interest to that partner; we may not have the capital to purchase our joint venture parties’ interest under these circumstances even if we believe it would be beneficial to do so.

●	Development Risk. Typically, we serve as the administrative member, managing member, or general partner of our joint ventures and one of our subsidiaries acts as the general contractor while our joint venture partner serves as the capital provider. Due to our respective role in these joint ventures, we may become liable for obligations beyond our proportionate equity share. In addition, the projects we build through joint ventures are often larger and have a longer time horizon than the typical project developed by our wholly owned homebuilding operations. Time delays associated with obtaining entitlements, unforeseen development issues, unanticipated labor and material cost increases, higher carrying costs, and general market deterioration and other changes are more likely to impact larger, long-term projects, all of which may negatively impact the profitability and capital needs of these ventures and our proportionate share of income and capital.

●	Financing Risk. There are generally a limited number of sources willing to provide acquisition, development and construction financing to land development and homebuilding joint ventures. During difficult market conditions, it may be difficult or impossible to obtain financing for our joint ventures on commercially reasonable terms, or to refinance existing joint venture borrowings as such borrowings mature. In addition, a partner may fail to fund its share of required capital contributions or may become bankrupt, which may cause us and any other remaining partners to need to fulfill the obligations of the venture in order to preserve their interests and retain any benefits from the joint venture. As a result, we could be contractually required, or elect, to contribute our corporate funds to the joint venture to finance acquisition and development or construction costs following termination or step-down of joint venture financing that the joint venture is unable to restructure, extend, or refinance with another third party lender. In addition, our ability to contribute our funds to or for the joint venture may be limited if we do not meet the credit facility conditions discussed above. In addition, we sometimes finance projects in our unconsolidated joint ventures with debt that is secured by the underlying real property. Secured indebtedness increases the risk of the joint venture’s loss of ownership of the property (which would, in turn, impair the value of our ownership interests in the joint venture).

●	Contribution Risk. Under credit enhancements that we typically provide with respect to joint venture borrowings, we and our partners could be required to make additional unanticipated investments in and advances to these joint ventures, either in the form of capital contributions or loan repayments, to reduce such outstanding borrowings. We may have to make additional contributions that exceed our proportional share of capital if our partners fail to contribute any or all of their share. While in most instances we would be able to exercise remedies available under the applicable joint venture agreements if a partner fails to contribute its proportional share of capital, a partner’s financial condition may preclude any meaningful cash recovery on the obligation.

●	Completion Risk. We often sign a completion agreement in connection with obtaining financing for our joint ventures. Under such agreements, we may be compelled to complete a project, usually with costs within the budget related to the project being funded by the lender with any budget shortfalls being borne by us even if we no longer have an economic interest in the joint venture or the joint venture no longer has an interest in the property.

●	Illiquid Investment Risk. We lack a controlling interest in certain of our joint ventures and therefore are generally unable to compel such joint ventures to sell assets, return invested capital, require additional capital contributions or take any other action without the vote of at least one or more of our venture partners. This means that, absent partner agreement, we may not be able to liquidate our joint venture investments to generate cash.

●	Consolidation Risk. The accounting rules for joint ventures are complex and the decision as to whether it is proper to consolidate a joint venture onto our balance sheet is fact intensive. If the facts concerning an unconsolidated joint venture were to change and a triggering event under applicable accounting rules were to occur, we might be required to consolidate previously unconsolidated joint ventures onto our balance sheet which could adversely impact our financial statements and our leverage and other financial conditions or covenants.

Any of the above might subject a project to liabilities in excess of those contemplated and adversely affect the value of our current and future joint venture investments.

Our quarterly operating results fluctuate due to the seasonal nature of our business.

Our quarterly operating results generally fluctuate by season. We typically achieve our highest new home sales orders in the spring and summer, although new homes sales order activity is also highly dependent on the number of active selling communities and the timing of new community openings. Because it typically takes us four to eight months to construct a new home, we deliver a greater number of homes in the second half of the calendar year as sales orders convert to home deliveries. As a result, our revenues from homebuilding operations are typically higher in the second half of the year, particularly in the fourth quarter, and we generally experience higher capital demands in the first half of the year when we incur construction costs. If, due to construction delays or other causes, we cannot close our expected number of homes in the second half of the year, our financial condition and full year results of operations may be adversely affected.

Risks Related to Debt and Liquidity

Because homes are relatively illiquid, our ability to promptly sell one or more properties for reasonable prices in response to changing economic, financial and investment conditions may be limited and we may be forced to hold non-income producing properties for extended periods of time.

Homes are relatively difficult to sell quickly. As a result, our ability to promptly sell one or more properties in response to changing economic, financial and investment conditions is limited and we may be forced to hold non-income producing assets for an extended period of time. We cannot predict whether we will be able to sell any property for the price or on the terms that we set or whether any price or other terms offered by a prospective purchaser would be acceptable. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a property.

We may not be able to access sufficient capital on favorable terms, or at all, which could result in an inability to acquire lots, increase home construction costs or delay home construction entirely.

The homebuilding industry is capital-intensive and requires significant up-front expenditures to acquire land and begin development. There is no assurance that cash generated from our operations, borrowings incurred under credit agreements or project-level financing arrangements, or proceeds raised in capital markets transactions will be sufficient to finance our capital projects or otherwise fund our liquidity needs. If our future cash flows from operations and other capital resources are insufficient to finance our capital projects or otherwise fund our liquidity needs, we may be forced to:

●	reduce or delay business activities, land acquisitions and capital expenditures;
●	sell assets;
●	obtain additional debt or equity capital; or
●	restructure or refinance all or a portion of our debt on or before maturity.

These alternative measures may not be successful and we may not be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all. In addition, the terms of our existing debt will limit our ability to pursue these alternatives. Further, we may seek additional capital in the form of project-level financing from time to time. The availability of borrowed funds, especially for land acquisition and construction financing, may be greatly reduced nationally, and the lending community may require increased amounts of equity to be invested in a project by borrowers in connection with both new loans and the extension of existing loans. Land acquisition, development and construction activities may be adversely affected by any shortage or increased cost of financing or the unwillingness of third parties to engage in joint ventures. Any difficulty in obtaining sufficient capital for planned development expenditures could cause project delays and any such delay could result in cost increases and may adversely affect our sales and future results of operations and cash flows.

We have outstanding indebtedness and may incur additional debt in the future.

We have outstanding indebtedness and our ability to incur additional indebtedness under our various credit facilities is subject to and potentially restricted by customary requirements and borrowing base formulas. As of December 31, 2020, Landsea Homes had approximately $272 million outstanding under its various credit facilities and loan agreements, with approximately $278 million of additional borrowing capacity, subject to customary borrowing base requirements. Our indebtedness could have detrimental consequences, including the following:

●	our ability to obtain additional financing as needed for working capital, land acquisition costs, building costs, other capital expenditures, or general corporate purposes, or to refinance existing indebtedness before its scheduled maturity, may be limited;
●	we will need to use a portion of cash flow from operations to pay interest and principal on our indebtedness, which will reduce the funds available for other purposes;
●	if we are unable to comply with the terms of the agreements governing our indebtedness, the holders of that indebtedness could accelerate that indebtedness and exercise other rights and remedies against us;
●	the terms of any refinancing may not be as favorable as the debt being refinanced, if at all.

We cannot be certain that cash flow from operations will be sufficient to allow us to pay principal and interest on our debt, support operations and meet other obligations. If we do not have the resources to meet our obligations, we may be required to refinance all or part of our outstanding debt, sell assets or borrow more money. We may not be able to do so on acceptable terms, in a timely manner, or at all. If we are unable to refinance our debt on acceptable terms, we may be forced to dispose of our assets on disadvantageous terms, potentially resulting in losses. Defaults under our debt agreements could have a material adverse effect on our business, prospects, liquidity, financial condition or results of operations.

A breach of the covenants under any of the agreements governing our indebtedness could result in an event of default.

A default under any of the agreements governing our indebtedness may allow our creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under the credit agreement governing our credit facility would permit the lenders thereunder to terminate all commitments to extend further credit under the applicable facility. Furthermore, if we were unable to repay the amounts due and payable under any secured indebtedness, those lenders could proceed against the collateral granted to them to secure that indebtedness. In the event our lenders or the holders of our notes accelerate the repayment of our borrowings, we cannot assure that we would have sufficient assets to repay such indebtedness. As a result of these restrictions, we may be:

●	limited in how we conduct our business;
●	unable to raise additional debt or equity financing to operate during general economic or business downturns; or
●	unable to compete effectively or to take advantage of new business opportunities.

These restrictions may affect our ability to grow or continue our existing operations.

The agreements governing our debt impose operating and financial restrictions, which may prevent us from capitalizing on business opportunities and taking some corporate actions.

The agreements governing our debt impose operating and financial restrictions. These restrictions limit our ability, among other things, to:

●	incur or guarantee additional indebtedness or issue certain equity interests;
●	pay dividends or distributions, repurchase equity or prepay subordinated debt;
●	make certain investments;
●	sell assets;
●	incur liens;
●	create certain restrictions on the ability of restricted subsidiaries to transfer assets;
●	enter into transactions with affiliates;
●	create unrestricted subsidiaries; and
●	consolidate, merge or sell all or substantially all of our assets.

As a result of these restrictions, our ability to obtain additional financing as needed for working capital, land acquisition costs, building costs, other capital expenditures, or general corporate purposes, or to refinance existing indebtedness before its scheduled maturity, may be limited. In addition, our credit facility currently contains certain financial covenants with which we must test compliance periodically. Failure to have sufficient borrowing base availability in the future or to be in compliance with our financial covenants under our credit facility could have a material adverse effect on our operations and financial condition.

In addition, we may in the future enter into other agreements refinancing or otherwise governing indebtedness which impose yet additional restrictions and covenants, including covenants limiting our ability to incur additional debt, make certain investments, reduce liquidity below certain levels, make distributions to stockholders and otherwise affect our operating policies. These restrictions may adversely affect our ability to finance future operations or capital needs or to pursue available business opportunities. A breach of any of these covenants could result in a default in respect of the related indebtedness. If a default occurs, the relevant lenders could elect to declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable and proceed against any collateral securing that indebtedness.

Potential future downgrades of our credit ratings could adversely affect our access to capital and could otherwise have a material adverse effect on us.

Our corporate credit ratings and our current credit condition affect, among other things, our ability to access new capital, especially debt, and negative changes in these ratings may result in more stringent covenants and higher interest rates under the terms of any new debt. Our credit ratings could be downgraded or rating agencies could issue adverse commentaries in the future, which could have a material adverse effect on our business, results of operations, financial condition and liquidity. In particular, a weakening of our financial condition, including a significant increase in our leverage or decrease in our profitability or cash flows, could adversely affect our ability to obtain necessary funds, result in a credit rating downgrade or change in outlook or otherwise increase our cost of borrowing.

Interest rate changes may adversely affect us.

We currently do not hedge against interest rate fluctuations. We may obtain in the future one or more forms of interest rate protection in the form of swap agreements, interest rate cap contracts or similar agreements to hedge against the possible negative effects of interest rate fluctuations. However, we cannot assure you that any hedging will adequately relieve the adverse effects of interest rate increases or that counterparties under these agreements will honor their obligations thereunder. In addition, we may be subject to risks of default by hedging counterparties. Adverse economic conditions could also cause the terms on which we borrow to be unfavorable. We could be required to liquidate one or more of our assets at times which may not permit us to receive an attractive return on our assets in order to meet our debt service obligations.

We may be unable to obtain suitable performance, payment and completion surety bonds and letters of credit, which could limit our future growth or impair our results of operations.

We provide bonds in the ordinary course of business to governmental authorities and others to ensure the completion of our projects or in support of obligations to build community improvements such as roads, sewers, water systems and other utilities, and to support similar development activities by certain of our joint ventures. As a result of the deterioration in market conditions during the recent downturn, surety providers became increasingly reluctant to issue new bonds and some providers were requesting credit enhancements (such as cash deposits or letters of credit) in order to maintain existing bonds or to issue new bonds, which trends may continue. We may also be required to provide performance bonds or letters of credit to secure our performance under various escrow agreements, financial guarantees and other arrangements. If we are unable to obtain performance bonds or letters of credit when required or the cost or operational restrictions or conditions imposed by issuers to obtain them increases significantly, we may not be able to develop or may be significantly delayed in developing a community or communities or may incur significant additional expenses, and, as a result, our business, prospects, liquidity, financial condition or results of operation could be materially and adversely affected.

  We may be unable to obtain suitable bonding for the development of our communities.

We provide performance bonds and letters of credit in the ordinary course of business to governmental authorities and others to ensure the completion of our projects or in support of obligations to build community improvements such as roads, sewers, water systems and other utilities. We may also be required to provide performance bonds or letters of credit to secure our performance under various escrow agreements, financial guarantees and other arrangements. If we are unable to obtain performance bonds or letters of credit when required or the cost or operational restrictions or conditions imposed by issuers to obtain them increases significantly, we may be significantly delayed in developing our communities or may incur significant additional expenses and, as a result, our financial condition and results of operations could be materially and adversely affected.

Risks Related to the Ownership of Our Securities

A significant portion of our total outstanding shares are restricted from immediate resale but may be sold into the market in the near future. Resales of the shares of Common Stock included in the Merger Consideration could depress the market price of our Common Stock.

There may be a large number of our shares of Common Stock sold in the market   The shares held by our public stockholders are freely tradeable.

The LF Capital Restricted Stockholders, including the Sponsor, hold more than 5% of the Common Stock with respect to their converted Founder Shares. Pursuant to the registration rights agreement, dated June 19, 2018, by and between the Company and the LF Capital Restricted Stockholders, the LF Capital Restricted Stockholders are entitled to registration of the converted Founder Shares. In addition, holders of our Private Placement Warrants and their permitted transferees can demand that we register the Private Placement Warrants and the shares of Common Stock issuable upon exercise of the Private Placement Warrants. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. These holders also have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the closing of the Business Combination.

Common Stock issued to the Seller pursuant to the Business Combination will be freely tradeable following the expiration of the lock-up on the earlier of (A) one year following the closing of the Business Combination and (B) subsequent to the closing of the Business Combination, (x) if the last sale price of the Common Stock equals or exceeds $12.00 per share as quoted on Nasdaq (adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days following the closing of the Business Combination or (y) the date following the closing of the Business Combination on which the Company completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of the Company for cash, securities or other property, as set forth in the Seller Lock-up Agreement.

Common Stock held by the Sponsor and certain other holders of converted Founder Shares as a result of the conversion of its Class B common stock will be freely tradeable following the expiration of a lock-up for the same duration as the Seller Lock-up Agreement, as set forth in the Sponsor Lock-up Agreement (with 500,000 of such shares being subject to the terms of forfeiture pursuant to that certain Founder’s Surrender Agreement). Our Common Stock held by the LF Capital Restricted Stockholders (other than the Sponsor and certain other holders of converted Founder Shares) as a result of the conversion of their Class B common stock is freely tradeable as a result of the registration of the resale thereof pursuant to the related registration statement.

Such sales of shares of our Common Stock or the perception of such sales may depress the market price of our Common Stock or public warrants.

A market for our securities may not continue, which would adversely affect the liquidity and price of our securities.

The price of our securities may fluctuate significantly due to the market’s reaction to the Business Combination and general market and economic conditions. An active trading market for our securities may never develop or, if developed, it may not be sustained. In addition, the price of our securities may vary due to general economic conditions and forecasts, our general business condition and the release of our financial reports. Additionally, if our securities are not listed on, or become delisted from, Nasdaq for any reason, and are quoted on the OTC Bulletin Board or OTC Pink, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and price of our securities may be more limited than if we were quoted or listed on Nasdaq or another national securities exchange. Nasdaq listing requirements require us to have 400 round lot holders with respect to the warrants. In the event we do not have an adequate number of round lot holders to maintain the listing of the warrants, the warrants will be delisted from Nasdaq. You may be unable to sell your securities unless a market can be established or sustained.

If the Business Combination’s benefits do not meet the expectations of investors or financial analysts, the market price of our securities may decline.

If the benefits of the Business Combination do not meet the expectations of investors or securities analysts, the market price of our securities may decline.

Fluctuations in the price of our securities could contribute to the loss of all or part of your investment. Immediately prior to the Business Combination, there was no public market for Landsea Homes’ stock and trading in the shares of our securities was not active. If an active market for our securities develops and continues, the trading price of our securities could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could have a material adverse effect on your investment in our securities and our securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.

Factors affecting the trading price of our securities may include:

●	actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;
●	changes in the market’s expectations about our operating results;
●	the public’s reaction to our press releases, our other public announcements and our filings with the SEC;
●	speculation in the press or investment community;
●	success of competitors;
●	our operating results failing to meet the expectation of securities analysts or investors in a particular period;
●	changes in financial estimates and recommendations by securities analysts concerning us or the market in general;
●	operating and stock price performance of other companies that investors deem comparable to us;
●	our ability to market new and enhanced products on a timely basis;
●	changes in laws and regulations affecting our business;
●	commencement of, or involvement in, litigation involving us;

●	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
●	the volume of securities available for public sale;
●	any major change in our Board or management;
●	sales of substantial amounts of securities by our directors, officers or significant stockholders or the perception that such sales could occur;
●	the realization of any of the risk factors presented in this Annual Report;
●	additions or departures of key personnel;
●	failure to comply with the requirements of Nasdaq;
●	failure to comply with SOX or other laws or regulations;
●	actual, potential or perceived control, accounting or reporting problems;
●	changes in accounting principles, policies and guidelines; and
●	general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.

Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general and Nasdaq have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for the stocks of other companies which investors perceive to be similar to us could depress our stock price regardless of our business, prospects, financial conditions or results of operations. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

In the past, securities class action litigation has often been initiated against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert our management’s attention and resources, and could also require us to make substantial payments to satisfy judgments or to settle litigation.

Our quarterly operating results may fluctuate significantly and could fall below the expectations of securities analysts and investors due to seasonality and other factors, some of which are beyond our control, resulting in a decline in our stock price.

Our quarterly operating results may fluctuate significantly because of several factors, including:

●	labor availability and costs for hourly and management personnel;
●	profitability of our products, especially in new markets and due to seasonal fluctuations;
●	changes in interest rates;
●	impairment of long-lived assets;
●	macroeconomic conditions, both nationally and locally;
●	negative publicity relating to products we serve;
●	changes in consumer preferences and competitive conditions;
●	expansion to new markets; and
●	fluctuations in commodity prices.

Our internal controls over financial reporting may not be effective and our independent registered public accounting firm may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business and reputation.

As a public company, we are required to comply with the SEC’s rules implementing Sections 302 and 404 of SOX, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of internal control over financial reporting. To comply with the requirements of being a public company, we may need to undertake various actions, such as implementing additional internal controls and procedures and hiring additional accounting or internal audit staff. The standards required for a public company under Section 404 of SOX are significantly more stringent than those required of Landsea Homes as a privately-held company. Further, as an emerging growth company, our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404 until the date we are no longer an emerging growth company. At such time, our independent registered public accounting firm may issue a report that is adverse in the event that it is not satisfied with the level at which our internal controls are documented, designed or operating.

Testing and maintaining these controls can divert our management’s attention from other matters that are important to the operation of our business. If we identify material weaknesses in the internal control over our financial reporting or are unable to comply with the requirements of Section 404 or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express a favorable opinion as to the effectiveness of our internal controls over financial reporting when we no longer qualify as an emerging growth company, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our securities could be negatively affected, and we could become subject to investigations by the SEC or other regulatory authorities, which could require additional financial and management resources.

The JOBS Act permits “emerging growth companies” like us to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies.

We qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, which we refer to as the “JOBS Act.” As such, we take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including (i) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404 of SOX, (ii) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (iii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. As a result, our stockholders may not have access to certain information they deem important. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year (a) following June 22, 2023, the fifth anniversary of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Common Stock and public warrants that is held by non-affiliates exceeds $700 million as of the last business day of our prior second fiscal quarter, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and the price of our common stock may be more volatile. Landsea Homes had total revenues during calendar year 2020 of approximately $734.6 million. If we continue to expand our business through acquisitions or continue to grow revenues organically, we may cease to be an emerging growth company prior to June 22, 2023.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as we are an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. We have elected to avail ourselves of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

As a result of our reliance on these exemptions or reduced disclosures, investors may not have access to certain information they deem important or may find our securities less attractive. This may result in a less active trading market for our securities and the price of our securities, including our Common Stock or public warrants may be more volatile.

We are a “smaller reporting company” and, as a result of the reduced disclosure and governance requirements applicable to smaller reporting companies, our common stock may be less attractive to investors.

We are a “smaller reporting company” because we had public float of less than $250 million on the applicable measurement date. As a smaller reporting company, we are subject to reduced disclosure obligations in our periodic reports and proxy statements. We cannot predict whether investors will find our common stock less attractive as a result of our taking advantage of these exemptions. If some investors find our common stock less attractive as a result of our choices, there may be a less active trading market for our common stock and our stock price may be more volatile.

The exercise of our warrants will result in dilution to our stockholders.

We issued warrants to purchase 15,525,000 shares of Common Stock as part of our IPO and, on the IPO closing date, we issued Private Placement Warrants (i) to the Sponsor to purchase 7,760,000 shares of Common Stock (of which 2,260,000 Private Placement Warrants were forfeited in connection with the Business Combination and 2,200,000 were transferred to the Seller in connection with the Business Combination) and (ii) to BlackRock Credit Alpha Master Fund L.P., to purchase 550,440 shares of Common Stock, in each case at $11.50 per share. The public warrants are exercisable for one-tenth of one share at an exercise price of $1.15 per one-tenth share ($11.50 per whole share) pursuant to the Warrant Amendment. The shares of Common Stock issued upon exercise of our warrants will result in dilution to the then existing holders of Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our Common Stock or public warrants.

The Private Placement Warrants are identical to the public warrants except that, so long as they are held by the Seller, Sponsor or permitted transferees, (i) they will not be redeemable by us, (ii) they (including the Common Stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the Sponsor until 30 days after the completion of the Business Combination, (iii) they may be exercised by the holders on a cashless basis and (iv) are subject to registration rights.

The warrants may not ever be in the money, they may expire worthless and the terms of the warrants may be amended in a manner that may be adverse to holders of our warrants with the approval by the holders of at least 65% of the then outstanding public warrants. As a result, the exercise price of the warrants could be increased, the warrants could be converted into cash or stock (at a ratio different than initially provided), the exercise period could be shortened and the number of shares of our Common Stock purchasable upon exercise of a warrant could be decreased, all without a warrant holder’s approval.

The public warrants may not ever be in the money, and they may expire worthless. Our warrants were issued in registered form under the warrant agreement between Continental Stock Transfer & Trust Company and us (the “Warrant Agreement”). The Warrant Agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 65% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 65% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 65% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or stock (at a ratio different than initially provided), shorten the exercise period or decrease the number of shares of our Common Stock purchasable upon exercise of a warrant.

We may redeem unexpired warrants prior to their exercise at a time that is disadvantageous to a warrant holder, thereby making the warrants worthless.

We have the ability to redeem outstanding warrants at any time and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our Common Stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date we send the notice of redemption to the warrant holders. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force warrant holders to: (1) exercise their warrants and pay the exercise price therefor at a time when it may be disadvantageous to do so (2) sell their warrants at the then-current market price when they might otherwise wish to hold their warrants; or (3) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of the warrants. None of the Private Placement Warrants will be redeemable by us so long as they are held by the Seller, Sponsor or permitted transferees.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our Common Stock and public warrants are listed on Nasdaq. There is no guarantee that these securities will remain listed on Nasdaq. There can be no assurance that these securities will continue to be listed on Nasdaq in the future. In order to continue listing our securities on Nasdaq, we must maintain certain financial, distribution and share price levels. In general, we must maintain a minimum number of holders of our securities.

If Nasdaq delists any of our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	a determination that the Common Stock is a “penny stock” which will require brokers trading in our Common Stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because the Common Stock and public warrants are listed on Nasdaq, they will be covered securities. However, if we are no longer listed on Nasdaq, our securities would not be covered securities, and we would be subject to regulation in each state in which we offer our securities.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business, or our market, or if they change their recommendations regarding our securities adversely, then the price and trading volume of our securities could decline.

The trading market for our securities will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market, or our competitors. Securities and industry analysts do not currently, and may never, publish research on us. If no securities or industry analysts commence coverage of us, the price and trading volume of our securities would likely be negatively impacted. If any of the analysts that may cover us change their recommendation regarding our securities adversely, or provide more favorable relative recommendations about our competitors, the price of our securities would likely decline. If any analyst that may cover us ceases covering us or fails to regularly publish reports on us, we could lose visibility in the financial markets, which could cause the price or trading volume of our securities to decline.

Anti-takeover provisions contained in our Second Amended and Restated Certificate of Incorporation and Second Amended and Restated Bylaws, as well as provisions of Delaware law, could impair a takeover attempt, which could limit the price investors might be willing to pay in the future for our common stock.

Our Second Amended and Restated Certificate of Incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together, these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities. These provisions include:

●	a prohibition on stockholder action by written consent once the company is no longer controlled, which forces stockholder action to be taken at an annual or special meeting of our stockholders;
●	a vote of 25% required for stockholders to call a special meeting;
●	a “synthetic” anti-takeover provision in lieu of the statutory protections of Section 203 of the Delaware General Corporation Law;
●	a vote of 80% required to approve a merger as long as the majority stockholder owns at least 20% of our stock;
●	a vote of 70% required to approve certain amendments to the Second Amended and Restated Certificate of Incorporation and the Second Amended and Restated Bylaws;
●	a provision allowing the directors to fill any vacancies on the Board, including vacancies that result from an increase in the number of directors, subject to the rights of the holders of any outstanding series of preferred stock to elect directors under specified circumstances; and
●	the designation of Delaware as the exclusive forum for certain disputes.

Our Second Amended and Restated Certificate of Incorporation provides that the Court of Chancery of the State of Delaware is the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

Our Second Amended and Restated Certificate of Incorporation provides that, unless we select or consent in writing to the selection of an alternative forum, the sole and exclusive forum, to the fullest extent permitted by law, and subject to applicable jurisdictional requirements, shall be the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have or declines to accept jurisdiction, another state court or a federal court located within the State of Delaware) for any complaint asserting claims, including any derivative action or proceeding brought on our behalf, based upon a violation of a duty by a current or former director, officer, employee or stockholder in such capacity, any action as to which the DGCL confers jurisdiction upon the Court of Chancery, or any other action asserting a claim that is governed by the internal affairs doctrine as interpreted by Delaware state courts. In addition, our Second Amended and Restated Certificate of Incorporation provides that the sole and exclusive forum for any complaint asserting a cause of action arising under the Securities Act, to the fullest extent permitted by law, shall be the federal district courts of the United States, but the forum selection provision will not apply to claims brought to enforce a duty or liability created by the Exchange Act. Any person or entity purchasing or otherwise acquiring or holding any interest in our stock shall be deemed to have notice of and consented to the forum provision in our Second Amended and Restated Certificate of Incorporation.

This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision contained in our Second Amended and Restated Certificate of Incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition. For example, under the Securities Act, federal courts have concurrent jurisdiction over all suits brought to enforce any duty or liability created by the Securities Act, and investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Accordingly, there is uncertainty as to whether a court would enforce such a forum selection provision as written in connection with claims arising under the Securities Act.

We do not intend to pay dividends on our common stock for the foreseeable future.

We currently intend to retain our future earnings to finance the development and expansion of our business and, therefore, do not intend to pay cash dividends on our common stock for the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in any financing instruments, applicable legal requirements and such other factors as our board of directors deems relevant. Accordingly, stockholders may need to sell their shares of our common stock to realize a return on investment and may not be able to sell shares at or above the price paid for them.

General Risk Factors

Our historical financial results are not necessarily indicative of our future results as a public company.

Our historical financial information is not necessarily indicative of our future results of operations, financial condition or cash flows. Our financial condition and future results of operations could be materially different from amounts reflected in our historical financial statements, so it may be difficult for investors to compare our future results as a public company to historical results or to evaluate our relative performance or trends in our business.

In particular, our historical consolidated financial information is not necessarily indicative of our future results of operations, financial condition or cash flows primarily because of the following factors:

●	Prior to the Business Combination, the Seller or one of its affiliates provided support for various corporate functions for Landsea Homes, such as information technology, shared services, medical insurance, procurement, logistics, marketing, human resources, legal, finance and internal audit;
●	Our historical consolidated financial results reflect the direct, indirect and allocated costs for such services historically provided by the Seller prior to the Business Combination, and these costs may significantly differ from the comparable expenses we would have incurred as an independent company;
●	Prior to the Business Combination, Landsea Homes’ working capital requirements and capital expenditures historically were satisfied as part of the Seller’s corporate-wide cash management and centralized funding programs, and our cost of debt and other capital may significantly differ from that which is reflected in our historical combined financial statements for the periods prior to the Business Combination; and
●	The historical combined financial information for the periods prior to the Business Combination may not fully reflect the costs associated with the Business Combination, including the costs related to being an independent public company.

Similarly, unaudited pro forma financial information previously provided was provided for illustrative purposes only and was prepared based on a number of assumptions including, but not limited to, LF Capital being treated as the “acquired” company for financial reporting purposes in the Business Combination and the total debt obligations and the cash and cash equivalents of Landsea Homes on an assumed date for the Business Combination closing.

Our ability to be successful will depend upon the efforts of our key personnel, including the key personnel of Landsea and the Seller whom we expect to stay with us. The loss of key personnel could negatively impact the operations and profitability of our business and our financial condition could suffer as a result.

Our success depends to a significant degree upon the continued contributions of certain key management personnel. It is possible that we will lose some key management personnel in the future, some of whom would be difficult to replace. The loss of key management personnel could negatively impact the operations and profitability of our business. Our ability to retain key management personnel or to attract suitable replacements should any member(s) of our management team leave is dependent on the culture our leadership team fosters and on the competitive nature of the employment market. The loss of services from key management personnel or a limitation in their availability could materially and adversely impact our business, prospects, liquidity, financial condition and results of operations. Further, such a loss could be negatively perceived in the capital markets. We have not obtained key management life insurance that would provide us with proceeds in the event of death or disability of any of our key management personnel.

Experienced employees in the homebuilding, developed lot acquisition and construction industries are fundamental to our ability to generate, obtain and manage opportunities. In particular, relevant licenses and qualifications, local knowledge and relationships are critical to our ability to source attractive lot acquisition opportunities. Experienced employees working in the homebuilding and construction industries are highly sought after. Failure to attract and retain such personnel or to ensure that their experience and knowledge is not lost when they leave the business through retirement, redundancy or otherwise may adversely affect the standards of our service and may have an adverse impact on our business, prospects, liquidity, financial condition and results of operations.

Negative publicity could adversely affect our reputation as well as our business and financial results.

Unfavorable media coverage related to our industry, company, brands, marketing, personnel, operations, business performance, or prospects may affect our stock price and the performance of our business, regardless of such media’s accuracy or inaccuracy. The speed at which negative publicity can be disseminated has increased dramatically with the capabilities of electronic communication, including social media outlets, websites, blogs or newsletters. Our success in maintaining, extending and expanding our brand image depends on our ability to adapt to this rapidly changing media environment. Adverse publicity or negative commentary from any media outlet could damage our reputation and reduce the demand for our homes, which could adversely affect our business.

An information systems interruption or breach in security of our systems could adversely affect us.

We rely on information technology and other computer resources to perform important operational and marketing activities as well as to maintain our business and employee records and financial data. Our computer systems are subject to damage or interruption from power outages, computer attacks by hackers, viruses, catastrophes, hardware and software failures and breach of data security protocols by our personnel or third-party service providers. Computer intrusion efforts are becoming increasingly sophisticated and the controls that we have installed might be breached. Further, many of these computer resources are provided to us or are maintained on our behalf by third-party service providers pursuant to agreements that specify certain security and service level standards, but which are ultimately outside of our control. If we were to experience a significant period of disruption in information technology systems that involve interactions with customers or suppliers, it could result in the loss of sales and customers and significant incremental costs, which could adversely affect our business. Additionally, security breaches of information technology systems could result in the misappropriation or unauthorized disclosure of proprietary, personal and confidential information, including information related to employees, counter-parties, and customers, which could result in significant financial or reputational damage and liability under data privacy laws and regulations, including the California Consumer Privacy Act.

We have experienced cyber security incidents in the past. There can be no assurance that future cyber security incidents will not have a material impact on our business or operations.

Inflation and interest rate changes could adversely affect our business and financial results.

Inflation could adversely affect us by increasing the costs of land, raw materials and labor needed to operate our business, which in turn requires us to increase home selling prices in an effort to maintain satisfactory housing gross margins. Inflation typically also accompanies higher interest rates, which could adversely impact potential customers’ ability to obtain financing on favorable terms, thereby further decreasing demand. If we are unable to raise the prices of our homes to offset the increasing costs of our operations, our margins could decrease. Furthermore, if we need to lower the prices of our homes to meet demand, the value of our land inventory may decrease. Depressed land values may cause us to abandon and forfeit deposits on land option contracts and other similar contracts if we cannot satisfactorily renegotiate the purchase price of the subject land. We may record charges against our earnings for inventory impairments if the value of our owned inventory, including land we decide to sell, is reduced, or for land option contract abandonments if we choose not to exercise land option contracts or other similar contracts, and these charges may be substantial. Inflation may also raise our costs of capital and decrease our purchasing power, making it more difficult to maintain sufficient funds to operate our business.

Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our financial condition and results of operations.

We will be subject to income taxes in the United States, and our domestic tax liabilities will be subject to the allocation of expenses in differing jurisdictions. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

●	changes in the valuation of our deferred tax assets and liabilities;
●	expected timing and amount of the release of any tax valuation allowances;
●	tax effects of stock-based compensation;
●	costs related to intercompany restructurings;
●	changes in tax laws, regulations or interpretations thereof; or
●	lower than anticipated future earnings in jurisdictions where we have lower statutory tax rates and higher than anticipated future earnings in jurisdictions where we have higher statutory tax rates.

In addition, we may be subject to audits of our income, sales and other transaction taxes by U.S. federal and state authorities. Outcomes from these audits could have an adverse effect on our financial condition and results of operations.

Changes in laws, regulations or rules, or a failure to comply with any laws, regulations or rules, may adversely affect our business, investments and results of operations.

We are subject to laws, regulations and rules enacted by national, regional and local governments and Nasdaq. In particular, we are required to comply with certain SEC, Nasdaq and other legal or regulatory requirements. Compliance with, and monitoring of, applicable laws, regulations and rules may be difficult, time consuming and costly. Those laws, regulations or rules and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws, regulations or rules, as interpreted and applied, could have a material adverse effect on our business and results of operations.

Changes in accounting rules, assumptions or judgments could materially and adversely affect us.

Accounting rules and interpretations for certain aspects of our financial reporting are highly complex and involve significant assumptions and judgment. These complexities could lead to a delay in the preparation and dissemination of our financial statements. Furthermore, changes in accounting rules and interpretations or in our accounting assumptions or judgments, such as asset impairments and contingencies are likely to significantly impact our financial statements. In some cases, we could be required to apply a new or revised standard retroactively, resulting in restating financial statements from prior period(s). Any of these circumstances could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.

Acts of war or terrorism may seriously harm our business.

Acts of war or terrorism or any outbreak or escalation of hostilities throughout the world may have a substantial impact on the economy, consumer confidence, the housing market, our employees and our customers. Historically, perceived threats to national security and other actual or potential conflicts or wars and related geopolitical risks have also created significant economic and political uncertainties. If any such events were to occur, or there was a perception that they were about to occur, they could have a material adverse impact on our business, liquidity, financial condition and results of operations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease our corporate headquarters located in Newport Beach, California. The lease on this facility consists of approximately 16,209 square feet. Our offices and facilities consist of approximately 53,917 square feet in total as follows:

Property Location	Interest	Segment Utilizing Location

Irvine, CA	Leased	California

Newport Beach, CA	Leased	All (Corporate Headquarters)

San Ramon, CA	Leased	California

Phoenix, AZ	Leased	Arizona

Scottsdale, AZ	Leased	Arizona

Item 3. Legal Proceedings

We are subject to various legal and regulatory actions that arise from time to time and may be subject to similar or other claims in the future. In addition, we are currently involved in various other legal actions and proceedings. We are currently unable to estimate the likelihood of an unfavorable result or the amount of any eventual settlement or verdict that would not otherwise be covered by insurance, and therefore are unable to estimate whether any liability arising as a result of such litigation will have a material adverse effect on our results of operations, financial position or liquidity.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchasers of Equity Securities

Our Common Stock and warrants are currently traded on The Nasdaq Capital Market under the trading symbols “LSEA” and “LSEAW,” respectively. From June 22, 2018 until the consummation of the Business Combination, our Class A common stock, units, and warrants traded on The Nasdaq Capital Market under the trading symbols “LFAC,” “LFACU,” and “LFACW,” respectively.

As of March 8, 2021, there were 29 holders of record of our Common Stock and 5 holders of record of our warrants.

The Company has not paid any cash dividends on its Common Stock to date and does not intend to pay cash dividends. The payment of cash dividends in the future will be dependent upon the Company’s revenues and earnings, if any, capital requirements and general financial condition. The payment of any cash dividends will be within the discretion of the Board at such time. In addition, the Board is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. If we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Item 6. Selected Financial Data

We are a smaller reporting company, as defined by Rule 12b-2 under the Securities and Exchange Act of 1934 and in Item 10(f)(1) of Regulation S-K, and are not required to provide the information under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except where the context requires otherwise, references to “we,” “us,” “our” or the “Company” in this section are to LF Capital Acquisition Corp. (now known as Landsea Homes Corporation). The following discussion should be read in conjunction with our financial statements and related notes thereto included elsewhere in this Annual Report.

Overview

As of December 31, 2020, we were a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We reviewed a number of opportunities to enter into a business combination with an operating business.

On June 22, 2018, we consummated an initial public offering (the “Initial Public Offering”) of 15,525,000 units (consisting of one share of Class A common stock, $0.0001 par value, and one warrant to purchase one share of Class A common stock, collectively, a “Unit”), including 2,025,000 Units issued pursuant to the exercise in full of the underwriters’ over-allotment option, at $10.00 per Unit, generating gross proceeds of $155.25 million, and incurring offering costs of approximately $9.3 million, inclusive of $5.4338 million in deferred underwriting commissions.

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (the “Private Placement”) of 7,760,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant in a private placement to the Sponsor and certain funds and accounts managed by subsidiaries of BlackRock, Inc. (collectively, “anchor investor”), generating gross proceeds of $7.76 million.

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

Our management had broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the Private Placement, although substantially all of the net proceeds were intended to be applied generally toward consummating a business combination.

On June 16, 2020, we held a special meeting of shareholders to extend (the “Extension”) the date by which we had to complete an initial business combination from June 22, 2020 to September 22, 2020. The Extension was approved, and in connection with the vote to approve the Extension, the holders of 2,089,939 shares of Class A common stock properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.46 per share, for an aggregate redemption amount of approximately $21.9 million.

On August 31, 2020, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), with LFCA Merger Sub, Inc., a Delaware corporation and our direct, wholly-owned subsidiary (“Merger Sub”), Landsea Homes Incorporated, a Delaware corporation (“Landsea”), and Landsea Holdings Corporation, a Delaware corporation (the “Seller”), which provided for, among other things, the merger of Merger Sub with and into Landsea, with Landsea continuing as the surviving corporation (the “Merger”). This transaction constituted a business combination.

On September 17, 2020, we held a special meeting of shareholders to extend (the “September Extension”) the date by which we had to complete an initial business combination from September 22, 2020 to December 22, 2020. The September Extension was approved, and in connection with the vote to approve the September Extension, in September 2020 the holders of 1,215,698 shares of Class A common stock properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.57 per share, for an aggregate redemption amount of approximately $12.8 million.

We had previously deposited into the Trust Account (each deposit being referred to herein as a “Deposit”) $0.03 per month (or an aggregate of $0.09) for each public share that was not converted in connection with the Extension of our termination date from June 22, 2020 through September 22, 2020. During the year ended December 31, 2020, we made a Deposit of approximately $1.2 million to the Trust Account. On September 17, 2020, the special meeting held for the September Extension also eliminated the Deposits after September 22, 2020.

On December 21, 2020, we held a special meeting of shareholders to extend (the “December Extension”) the date by which we had to complete an initial business combination from December 22, 2020 to January 22, 2021 (the “Combination Period”). The December Extension was approved, and in connection with the vote to approve the December Extension, in December 2020 the holders of 1,826,891 shares of Class A common stock properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.56 per share, for an aggregate redemption amount of approximately $19.3 million.

On January 7, 2021, the Company consummated the Business Combination.

Results of Operations

Our entire activity from inception to June 20, 2018 was in preparation for our Initial Public Offering. From the Initial Public Offering to January 7, 2021, our activity was limited to the search for, and completion of, a business combination.

For the year ended December 31, 2020, we had a net loss of approximately $2.1 million, which consisted of approximately $2.5 million in general and administrative expenses, approximately $200,000 in franchise tax expense, and approximately $120,000 in income tax expense which was partially offset by approximately $694,000 in interest earned on investments and marketable securities held in the Trust Account.

For the year ended December 31, 2019, we had net income of approximately $1.8 million, which consisted of approximately $3.5 million in interest earned on investments and marketable securities held in the Trust Account, offset by approximately $826,000 in general and administrative expenses, $200,000 in franchise tax expense, and approximately $676,000 in income tax expense.

Liquidity and Capital Resources

As of December 31, 2020, we had approximately $69,000 in our operating bank accounts, and working capital deficit of approximately $4.4 million (including tax obligations of approximately $40,000).

Through December 31, 2020, our liquidity needs were satisfied through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares to the Sponsor, loans from the Sponsor, and the proceeds from the consummation of the Private Placement not held in Trust Account, and interest earned and released from the Trust Account of approximately $1.7 million since inception to pay for our tax obligations. We fully repaid the loan from the proceeds of the Initial Public Offering not being placed in the Trust Account on June 22, 2018.

On March 4, 2019, we issued a convertible note (the “Convertible Note”) to our Sponsor, pursuant to which our Sponsor agreed to provide a working capital loan (the “Working Capital Loan”) to us of up to $1.5 million. The Working Capital Loans would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loan may be convertible into warrants of the post business combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. We were provided $750,000 and $750,000 in loan proceeds during the year ended December 31, 2020 and 2019, respectively, for an aggregate amount of $1.5 million, pursuant to the amended Convertible Note. In connection with the Merger, the Convertible Note was repaid on January 7, 2021.

On July 16, 2020, we issued a $3.0 million promissory note (the “Promissory Note”) to our Sponsor, pursuant to which our Sponsor agreed to provide a working capital loan to us of up to $3.0 million. The Promissory Note will be repaid on the earlier of (i) December 31, 2020 and (ii) the effective date of a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination, involving us and one or more businesses, without interest. On January 6, 2021, the Company amended the maturity date of the Promissory Note to be repaid on the later of: (i) December 31, 2020 and (ii) the closing date of the Business Combination. On July 16, 2020, we were provided an advance of $1.0 million in loan proceeds pursuant to the Promissory Note which increased the principal balance of the Promissory Note to $1.0 million. In connection with the Merger, the Promissory Note was repaid on January 7, 2021.

We had sufficient cash on hand to fund operations through the date of the Merger on January 7, 2021. Subsequent to the Merger, management believes that we will be able to fund current and foreseeable liquidity needs with cash on hand, cash generated from operations, and cash expected to be available from credit facilities or through accessing debt or equity capital as needed.

Related Party Transactions

Founder Shares

In August 2017, we issued the Founder Shares to the Sponsor in exchange for an aggregate capital contribution of $25,000. In February 2018, the Sponsor forfeited 431,250 Founder Shares, resulting in a decrease in the total number of Founder Shares from 4,312,500 to 3,881,250. All share amounts presented in the financial statements have been retroactively restated to reflect these share forfeitures. In June 2018, the Sponsor forfeited 267,300 Founder Shares and the anchor investor purchased 267,300 Founder Shares for an aggregate purchase price of $1,980. Of the 3,881,250 Founder Shares, the Sponsor had agreed to forfeit an aggregate of up to 506,250 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriters. As of June 22, 2018, the underwriter exercised its over-allotment option in full, hence, these 506,250 shares were no longer subject to forfeiture.

The Founder Shares automatically converted into Class A common stock upon the consummation of a business combination on a one-for-one basis, subject to adjustment. The Sponsor and certain other holders of converted Founder Shares agreed not to transfer, assign or sell any of their converted Founder Shares until the earliest of (A) one year after the completion of the Business Combination or (B) subsequent to the Business Combination, (x) if the last sale price of our Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Business Combination, or (y) the date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property, except (a) to our officers or directors, any affiliates or family members of any of our officers or directors, any members of the Sponsor, or any affiliates of the Sponsor, (b) in the case of an individual, by gift to a member of the individual’s immediate family, to a trust, the beneficiary of which is a member of the individual’s immediate family or an affiliate of such person, or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of the individual; (d) in the case of an individual, pursuant to a qualified domestic relations order; (e) by private sales; (f) in the event of our liquidation; (g) by virtue of the laws of Delaware or the Sponsor’s limited liability company agreement upon dissolution of the Sponsor; (h) in the event of our liquidation, merger, capital stock exchange, reorganization or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property subsequent to the completion of the Business Combination; provided, however, that in the case of clauses (a) through (e) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions.

Office Space and Related Support Services

We agreed, commencing on the effective date of the Initial Public Offering in June 2018 through the earlier of our consummation of a business combination and our liquidation, to pay our Sponsor a monthly fee of $10,000 or an affiliate of our sponsor for office space, utilities and secretarial and administrative support. We incurred $110,000 and $120,000 in fees related to this service during the years ended December 31, 2020 and 2019 in the accompanying Statements of Operations.

Board Member Agreement

In September 2017, we entered into an agreement with B. Prot Conseils, an entity controlled by Mr. Baudouin Prot, one of our board members, pursuant to which the board member will be paid a cash fee of $150,000 per annum in exchange for his service. The agreement was effective as of October 1, 2017 and lasted until December 2019. We incurred $150,000 in fees related to this service during the year ended December 31, 2019 in the accompanying Statements of Operations. On February 20, 2020, we have agreed to amend our arrangement with Mr. Prot, pursuant to which no further monthly fees will be paid on a current monthly basis to Mr. Prot, however, if we complete our acquisition of a target company prior to June 18, 2020, we shall pay Mr. Prot $12,500 for each month Mr. Prot has continued to provide services to us since January 1, 2020. On August 3, 2020, we agreed to amend our arrangement with Mr. Prot pursuant to which he will be paid an aggregate of $75,000 for January through June 2020 so long as Mr. Prot continues to provide services to our company to substantially the same extent as he previously provided such services and we successfully complete our acquisition of a target company prior to December 31, 2020. If we do not complete our acquisition of a target company prior to December 31, 2020, then no further fees will be due to Mr. Prot. The Company accrued $75,000 in fees related to this service for the year ended December 31, 2020, in the accompanying Statements of Operations and paid this out at the time of closing of the Business Combination.

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

 On July 16, 2020, we issued the Promissory Note to our Sponsor, pursuant to which our Sponsor agreed to provide a working capital loan to us of up to $3 million. The Promissory Note will be repaid on the earlier of (i) December 31, 2020 and (ii) the effective date of a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination, involving us and one or more businesses, without interest. On January 6, 2021, the Company amended the maturity date of the Promissory Note to be repaid on the later of: (i) December 31, 2020 and (ii) the closing date of the Business Combination. On July 16, 2020, we were provided an advance of $1.0 million in loan proceeds pursuant to the Promissory Note which increased the principal balance of the Promissory Note to $1.0 million. The Sponsor agreed to forgive all amounts due under the Promissory Note for no consideration upon the consummation of the Business Combination. See the “Business Combination” described in Note 1 of the Notes To Financial Statements for additional discussion.

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

On March 4, 2019, we issued the Convertible Note to our Sponsor, pursuant to which our Sponsor agreed to provide a Working Capital Loan to us of up to $1.5 million. On June 16, 2020, we amended the Convertible Note, pursuant to which the maturity date of the note was extended to the earlier of (i) December 31, 2020 and (ii) the effective date of a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination, involving us and one or more businesses. We were provided $750,000 in loan proceeds during the year ended 2020 and 2019, respectively, for an aggregate of $1.5 million outstanding balance pursuant to the amended Convertible Note. However, the Sponsor agreed to receive as full repayment of the Convertible Note, a cash payment upon the consummation of the Business Combination, which occurred on January 7, 2021. See “Business Combination” described in Note 1 of the Notes To Financial Statements for additional discussion.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2019, 14,461,820 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our balance sheets. As of December 31, 2020, there were no further redemptions permitted and the shares that were subject to redemption have been reclassified back into Class A common stock.

Off-Balance Sheet Arrangements and Contractual Obligations

As of December 31, 2020 and 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2020 and 2019, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, were invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we do not believe that there will be an associated material exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data

LANDSEA HOMES CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Landsea Homes Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Landsea Homes Corporation (Formerly LF Capital Acquisition Corp.) (the "Company") as of December 31, 2020 and 2019, the related statements of operations, changes in stockholders’ equity, and cash flows and the related notes to the financial statements (collectively, the financial statements) for the years ended December 31, 2020 and 2019. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Merger Agreement

As discussed in Note 10 to the financial statements, on January 7, 2021 the Company completed the business combination pursuant to the Merger Agreement described in Note 1.

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

New York, New York

March 12, 2021

LANDSEA HOMES CORP.

BALANCE SHEETS

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$68,986	$161,405
Prepaid expenses	1,598	304,077
Total current assets	70,584	465,482
Marketable securities held in Trust Account	109,742,246	162,019,909
Total assets	$109,812,830	$162,485,391

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,961,576	$121,516
Accrued expenses	-	30,610
Convertible note payable - related parties	1,500,000	750,000
Promissory note – related party	1,000,000	-
Franchise tax payable	40,051	40,000
Total current liabilities	4,501,627	942,126
Deferred tax liabilities	-	128,105
Deferred underwriting commissions	5,433,750	5,433,750
Total liabilities	9,935,377	6,503,981

Commitments
Class A common stock, $0.0001 par value; 0 and 14,461,820 shares subject to possible redemption at $0 and $10.44 per share at December 31, 2020 and 2019, respectively	-	150,981,401

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at December 31, 2020 and 2019, respectively	-	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 10,392,472 and 1,063,180 shares issued and outstanding (excluding 0 and 14,461,820 shares subject to possible redemption) at December 31, 2020 and 2019, respectively	1,039	106
Convertible Class B common stock, $0.0001 par value; 15,000,000 shares authorized; 3,881,250 shares issued and outstanding at December 31, 2020 and 2019, respectively	388	388
Additional paid-in capital	99,730,418	2,757,412
Retained earnings	145,608	2,242,103
Total stockholders’ equity	99,877,453	5,000,009
Total Liabilities and Stockholders’ Equity	$109,812,830	$162,485,391

The accompanying notes are an integral part of these financial statements.

LANDSEA HOMES CORP.

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2020	2019
General and administrative expenses	$2,470,314	$826,307
Franchise tax expense	200,051	200,000
Loss from operations	(2,670,365)	(1,026,307)
Interest earned on investments and marketable securities	694,319	3,473,997
(Loss) income before income tax expense	(1,976,046)	2,447,690
Income tax expense	120,449	675,854
Net (loss) income	$(2,096,495)	$1,771,836

Weighted average shares outstanding of Class A common stock	14,006,380	15,525,000
Basic and diluted net income per share, Class A	$0.03	$0.17
Weighted average shares outstanding of Class B common stock	3,881,250	3,881,250
Basic and diluted net loss per share, Class B	$(0.64)	$(0.21)

The accompanying notes are an integral part of these financial statements.

LANDSEA HOMES CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock				Additional	Retained Earnings	Total
	Class A		Class B		Paid-in	(Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity (Deficit)
Balance December 31, 2018	1,024,556	$102	3,881,250	$388	$4,529,248	$470,267	$5,000,005
Common stock subject to possible redemption	38,624	4	-	-	(1,771,836)	-	(1,771,832)
Net income	-	-	-	-	-	1,771,836	1,771,836
Balance December 31, 2019	1,063,180	$106	3,881,250	$388	$2,757,412	$2,242,103	$5,000,009
Common stock no longer subject to redemption (1)	9,329,292	933	-	-	96,973,006	-	96,973,939
Net loss	-	-	-	-	-	(2,096,495)	(2,096,495)
Balance December 31, 2020	10,392,472	$1,039	3,881,250	$388	$99,730,418	$145,608	$99,877,453

(1)	Amount net of redemption of 2,089,939, 1,215,698 and 1,826,891 of Class A common stock on June 16, 2020, September 21, 2020 and December 21, 2020, respectively.

The accompanying notes are an integral part of these financial statements.

LANDSEA HOMES CORP.

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2020	2019
Cash Flows from Operating Activities:
Net (loss) income	$(2,096,495)	$1,771,836
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Deferred tax liabilities	(128,105)	128,105
Interest earned on investments and marketable securities held in Trust Account	(694,311)	(3,473,528)
Changes in operating assets and liabilities:
Prepaid expenses	302,479	(260,863)
Accounts payable	1,840,060	13,224
Accrued expenses	(30,610)	24,110)
Franchise tax payable	51	(160,000
Net cash used in operating activities	(806,931)	(1,957,116)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(1,469,038)	-
Withdrawal from Trust upon redemption of Class A common stock	54,007,462	-
Interest released from Trust Account	433,550	1,171,717
Net cash provided by investing activities	52,971,974	1,171,717

Cash Flows from Financing Activities:
Proceeds from note payable to related parties	750,000	750,000
Proceeds from promissory note – related party	1,000,000	-
Redemption of Class A common stock	(54,007,462)	-
Net cash (used in) provided by financing activities	(52,257,462)	750,000

Net decrease in cash	(92,419)	(35,399

Cash and cash equivalents - beginning of the period	161,405	196,804
Cash and cash equivalents - end of the period	$68,986	$161,405

Supplemental disclosure of noncash investing and financing activities:
Change in Class A common stock subject to possible redemption	$(96,973,939)	$1,771,832

Supplemental cash flow disclosure:
Cash paid for income taxes	$233,500	$811,467

The accompanying notes are an integral part of these financial statements.

LANDSEA HOMES CORP.

NOTES TO FINANCIAL STATEMENTS

Note 1. Description of Organization and Business Operations

LF Capital Acquisition Corp. (now known as Landsea Homes Corp.) (the “Company”) was a blank check company incorporated in the state of Delaware on June 29, 2017. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses that the Company has not yet identified (“Business Combination”). The Company was not limited to a particular industry or geographic region for purposes of consummating a Business Combination.

On August 31, 2020, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, LFCA Merger Sub, Inc., a Delaware corporation and a direct, wholly-owned subsidiary of the Company (“Merger Sub”), Landsea Homes Incorporated, a Delaware corporation (“Landsea”), and Landsea Holdings Corporation, a Delaware corporation (the “Seller”), which provides for, among other things the merger of Merger Sub with and into Landsea, with Landsea continuing as the surviving corporation (the “Merger”). On January 7, 2021, the Company completed the business combination. See the Business Combination described below.

All activity through December 31, 2020 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), and, since the closing of the Initial Public Offering, a search for a Business Combination candidate. The Company has selected December 31 as its fiscal year end.

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

The Company’s management had broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering and Private Placement Warrants, although substantially all of the net proceeds were intended to be applied generally toward consummating a Business Combination. The Company’s initial Business Combination was required to be with one or more target businesses that together had an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on income earned on the trust account) at the time of the agreement to enter into the initial Business Combination. However, the Company would only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended, or the Investment Company Act.

Shareholders of Public shares (“Public Shareholders”) had the opportunity to redeem all or a portion of their Public shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. (The decision as to whether the Company would seek shareholder approval of a Business Combination or conduct a tender offer was to be made by the Company, solely in its discretion.) If, however, shareholder approval of the transaction was required by law or stock exchange listing requirement, or the Company decided to obtain shareholder approval for business or other legal reasons, it will: (i) conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and (ii) file proxy materials with the Securities and Exchange Commission (“SEC”). The public shareholders were entitled to redeem their Public shares for a pro rata portion of the amount then in the Trust Account (initially approximately $10.20 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations, less up to $100,000 of interest to pay dissolution expenses).

The per-share amount to be distributed to public shareholders who redeemed their Public shares were not reduced by the deferred underwriting commissions the Company payable to the underwriters (as discussed in Note 6). These Public shares have been recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by the law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Articles of incorporation, conduct the redemptions pursuant to the tender offer rules of the SEC, and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company were to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public shareholder may elect to redeem their Public shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the initial stockholders have agreed to vote their founder shares (and any Public shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial stockholders have agreed to waive their redemption rights with respect to their founder shares and Public shares in connection with the completion of a Business Combination.

Notwithstanding the foregoing, the Company’s Amended and Restated Articles of incorporation provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), were restricted from redeeming its shares with respect to more than an aggregate of 20% or more of the Class A common stock sold in the Initial Public Offering, without the prior consent of the Company.

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

On September 17, 2020, the Company held a special meeting of shareholders to extend (the “September Extension”) the date by which the Company has to complete an initial Business Combination from September 22, 2020 to December 22, 2020. The September Extension was approved, and in connection with the vote to approve the September Extension, in September 2020 the holders of 1,215,698 shares of Class A common stock properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.57 per share, for an aggregate redemption amount of approximately $12.8 million.

On December 21, 2020, the Company held a special meeting of shareholders to extend (the “December Extension”) the date by which the Company has to complete an initial Business Combination from December 22, 2020 to January 22, 2021 (the “Combination Period”). The December Extension was approved, and in connection with the vote to approve the December Extension, in December 2020 the holders of 1,826,891 shares of Class A common stock properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.56 per share, for an aggregate redemption amount of approximately $19.3 million.

The Company previously deposited into the Trust Account (each deposit being referred to herein as a “Deposit”) $0.03 per month (or an aggregate of $0.09) for each public share that was not converted in connection with the Extension of the Company’s termination date from June 22, 2020 through September 22, 2020. During the year ended December 31, 2020, the Company made a Deposit of approximately $1.2 million to the Trust Account. Alternatively, if the Company did not have the funds necessary to make the Deposit referred to above, the Company’s officers, directors or any of their affiliates or designees contributed to the Company as a loan (each loan being referred to herein as a “Contribution”) $0.03 for each public share that is not converted in connection with the shareholder votes to approve the Extension, for each monthly period, or portion thereof, that was needed by the Company to complete an initial Business Combination from June 22, 2020 until the date of the consummation of its Business Combination. The Contributions did not bear any interest and were repayable by the Company to the officers, directors or affiliates upon consummation of an initial Business Combination. The loans were to be forgiven if the Company was unable to consummate an initial Business Combination except to the extent of any funds held outside of the Trust Account. On September 17, 2020, the Company held a special meeting for the September Extension which eliminated further Deposits after September 22, 2020.

If the Company was unable to complete a Business Combination within the Combination Period, the Company would have been required to (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding public shares which redemption would completely extinguish public stockholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law.

In connection with the redemption of 100% of the Company’s outstanding Public shares for a portion of the funds held in the Trust Account, each holder would have received a full pro rata portion of the amount then in the Trust Account, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay for its franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses).

The initial stockholders agreed to waive their liquidation rights with respect to the founder shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial stockholders acquired Public shares in or after the Initial Public Offering, they were entitled to liquidating distributions from the Trust Account with respect to such Public shares if the Company failed to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company did not complete a Business Combination within the Combination Period and, in such event, such amounts would have been included with the funds held in the Trust Account that were available to fund the redemption of the Company’s Public shares. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company, jointly and severally, if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability did not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver was deemed to be unenforceable against a third party, the Sponsor would not be responsible to the extent of any liability for such third-party claims.

The Company sought to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent auditors), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Business Combination

On August 31, 2020, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, LFCA Merger Sub, Inc., a Delaware corporation and a direct, wholly-owned subsidiary of the Company (“Merger Sub”), Landsea Homes Incorporated, a Delaware corporation (“Landsea”), and Landsea Holdings Corporation, a Delaware corporation (the “Seller”), which provides for, among other things the merger of Merger Sub with and into Landsea, with Landsea continuing as the surviving corporation (the “Merger”). The transactions set forth in the Merger Agreement, including the Merger, will constitute a “Business Combination” as contemplated by the Company’s Amended and Restated Certificate of Incorporation. On January 7, 2021, the Company consummated the Business Combination.

Subject to the terms of the Merger Agreement, the Seller received approximately $344 million of stock consideration, consisting of 32,557,303 newly issued shares of the Company’s publicly-traded Class A common stock, which shares will be valued at $10.56 per share for purposes of determining the aggregate number of shares payable to the Seller (the “Stock Consideration”). The number of shares of Class A common stock issued to the Seller as Stock Consideration is not subject to adjustment. The Seller has registration rights under the Merger Agreement in respect of the Stock Consideration.

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

Liquidity

As of December 31, 2020, the Company had approximately $69,000 in its operating bank accounts and working capital deficit of approximately $4.4 million (including tax obligations of approximately $40,000).

Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied the proceeds from the consummation of the Private Placement not held in Trust Account, interest earned released from the Trust Account to pay for its tax obligations, and loans from the Sponsor. In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). The Working Capital Loans will either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. On March 4, 2019, the Company issued a convertible note (“Convertible Note”) to the Sponsor, pursuant to which the Sponsor agreed to provide a Working Capital Loan to the Company of up to $1.5 million. The Company was provided $750,000 and $750,000 in loan proceeds during the year ended December 31, 2020 and 2019, respectively, for an aggregate amount of $1.5 million, pursuant to the amended Convertible Note (see Note 5). In connection with the Merger, the Convertible Note was repaid on January 7, 2021.

On July 16, 2020, the Company issued a $3.0 million Promissory Note (as defined in Note 5) to the Sponsor. The Promissory Note was to be repaid on the earlier of (i) December 31, 2020 and (ii) the effective date of a Business Combination, without interest. On July 16, 2020, the Company received $1.0 million in loan proceeds pursuant to the Promissory Note which increased the outstanding principal balance of the Promissory Note to $1.0 million. On January 6, 2021, the Company amended the maturity date of the Promissory Note to be repaid on the later of: (i) December 31, 2020 and (ii) the closing date of the Business Combination, which is effective as of December 31, 2020. In connection with the Merger, the Promissory Note was repaid on January 7, 2021.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents and marketable securities held for trading. Cash and cash equivalents are maintained in accounts with financial institutions, which, at times may exceed the Federal depository insurance coverage of $250,000. At December 31, 2020 and 2019, the Company had not experienced losses on this account and management believes the Company is not exposed to significant credit risks on such account. The Company’s marketable securities portfolio consists of U.S Treasury Bills and money market funds with an original maturity of 180 days or less.

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

ASC 820, Fair Value Measurement and Disclosures, requires all entities to disclose the fair value of financial instruments, both assets and liabilities for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2020 and 2019, the recorded values of cash and cash equivalents, prepaid expenses, accounts payable, accrued expenses, and note payable to related parties approximate the fair values due to the short-term nature of the instruments. The Company’s portfolio of marketable securities is comprised of an investment in U.S Treasury Bills and money market fund with an original maturity of 180 days or less. The fair value for trading securities is determined using quoted market prices.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2019, 14,461,820 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets. As of December 31, 2020, there were no further redemptions permitted and the shares that were subject to redemption have been reclassified back into Class A common stock.

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

Reconciliation of net income (loss) per share

The Company’s net income is adjusted for the portion of income that was attributable to Class A common stock subject to redemption, as these shares only participate in the earnings of the Trust Account (less applicable taxes) and not the income or losses of the Company. Accordingly, basic and diluted income per Class A common stock is calculated as follows:

	For the Years Ended December 31,
	2020	2019
Net (loss) income	$(2,096,495)	$1,771,836
Less: Income attributable to Class A common stock	(373,819)	(2,598,143)
Adjusted net loss attributable to Class B common stock	$(2,470,314)	$(826,307)

Weighted average shares outstanding of Class A common stock	14,006,380	15,525,000
Basic and diluted net income per share, Class A	$0.03	$0.17
Weighted average shares outstanding of Class B common stock	3,881,250	3,881,250
Basic and diluted net loss per share, Class B	$(0.64)	$(0.21)

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2020 and 2019. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2020 and 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. The ASU removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company’s adoption of this standard on January 1, 2020, did not have a material impact on its condensed financial statements and related disclosures.

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

Each Private Placement Warrant is exercisable to purchase one Class A share at $11.50 per share. A portion of the proceeds from the Private Placement Warrants was added to the proceeds from the Initial Public Offering to be held in the Trust Account. If the Company did not complete a Business Combination within the Combination Period, the Private Placement Warrants would expire worthless.

See the “Business Combination” described in Note 1 above, including the description of the Sponsor Surrender Agreement, pursuant to which a portion of the Private Placement Warrants will be forfeited immediately prior to (but conditioned and effective upon) completion of the proposed Merger.

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

See the “Business Combination” described in Note 1 above, including the description of the Sponsor Surrender Agreement, pursuant to which a portion of the founder shares will be forfeited immediately prior to (but conditioned and effective upon) completion of the proposed Merger.

Office Space and Related Support Services

The Company agreed, commencing on the effective date of the Initial Public Offering in June 2018 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay our Sponsor or an affiliate of our Sponsor a monthly fee of $10,000 for office space, utilities and secretarial and administrative support. The Company incurred $110,000 and $120,000 in expenses in connection with such services during the years ended December 31, 2020 and 2019 as reflected in the accompanying Statements of Operations.

Board Member Agreement

In September 2017, the Company entered into an agreement with B. Prot Conseils, an entity controlled by Mr. Baudouin Prot, one of its board members, pursuant to which the board member is paid a cash fee of $150,000 per annum in exchange for his service. The agreement was effective as of October 1, 2017 and lasts until the consummation of the Company’s business combination. The Company incurred $150,000 in fees related to this service for the year ended December 31, 2019, in the accompanying Statements of Operations. On February 20, 2020, the Company agreed to amend its arrangement with Mr. Prot, pursuant to which no further monthly fees will be paid on a current monthly basis to Mr. Prot, however, if the Company completes its acquisition of a target company prior to June 18, 2020, the Company shall pay Mr. Prot $12,500 for each month Mr. Prot has continued to provide services to the Company since January 1, 2020. On August 3, 2020, the Company agreed to amend its arrangement with Mr. Prot pursuant to which Mr. Prot will be paid an aggregate of $75,000 for January through June 2020 so long as Mr. Prot continues to provide services to the Company to substantially the same extent as he previously provided such services and the Company successfully completes its acquisition of a target company prior to December 31, 2020. If the Company does not complete its acquisition of a target company prior to December 31, 2020, then no further fees will be due from the Company to Mr. Prot. The Company accrued $75,000 in fees related to this service for the year ended December 31, 2020, in the accompanying Statements of Operations and paid this out at the time of closing of the Business Combination.

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

On July 16, 2020, the Company issued a promissory note (“Promissory Note”) to the Sponsor, pursuant to which the Sponsor agreed to provide a working capital loan to the Company of up to $3.0 million. The Promissory Note will be repaid on the earlier of (i) December 31, 2020 and (ii) the effective date of a Business Combination, without interest. On July 16, 2020, the Company received $1.0 million in loan proceeds pursuant to the Promissory Note which increased the outstanding principal balance of the Promissory Note to $1.0 million. On January 6, 2021, the Company amended the maturity date of the Promissory Note to be repaid on the later of: (i) December 31, 2020 and (ii) the closing date of the Business Combination, which is effective as of December 31, 2020

See the “Business Combination” described in Note 1 above, including the description of the Sponsor Surrender Agreement, pursuant to which the Sponsor agreed to cancel the outstanding principal balance of the Promissory Note of $1.0 million immediately prior to (but conditioned and effective upon) completion of the proposed Merger.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors agreed to loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination did not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants.

On March 4, 2019, the Company issued a convertible note (“Convertible Note”) to the Sponsor, pursuant to which the Sponsor agreed to provide a Working Capital Loan to the Company of up to $1.5 million. On June 16, 2020, the Company amended the Convertible Note, pursuant to which the maturity date of the note was extended to the earlier of (i) December 31, 2020 and (ii) the effective date of a Business Combination. The Company was provided $750,000 and $750,000 in loan proceeds during the year ended 2020 and 2019, respectively, for an aggregate $1.5 million outstanding balance pursuant to the amended Convertible Note.

In addition, in connection with the Extension, the Company’s officers, directors or any of their affiliates or designees have agreed, if the Company does not have the funds necessary to make the Deposit, to make Contributions to the Company as a loan of $0.03 for each Public Share that is not converted in connection with the shareholder votes to approve the Extension. The Contributions will not bear any interest and will be repayable by the Company to the officers, directors or affiliates upon consummation of an initial Business Combination (Note 1). The loans were to be forgiven if the Company was unable to consummate an initial Business Combination except to the extent of any funds held outside of the Trust Account. As of December 31, 2020, no Contributions were outstanding.

See the “Business Combination” described in Note 1 above, including the description of the Sponsor Surrender Agreement, pursuant to which the Sponsor agreed to waive its right to convert the outstanding principal due under the Convertible Note to warrants of the Company in lieu of cash payment upon the consummation of the Merger, but conditioned and effective upon) completion of the proposed Merger.

Note 6. Commitments & Contingencies

Registration Rights

The holders of the founder shares and Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans) were entitled to registration rights (in the case of the Founder Shares, only after conversion of such shares to shares of Class A common stock) pursuant to a registration rights agreement to be signed prior to or on the effective date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Note 7. Stockholders’ equity

Class A Common stock

The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. At December 31, 2020 and 2019, there were 15,525,000 Class A common stock issued or outstanding, including 0 and 14,461,820 share of Class A common stock subject to possible redemption, respectively.

Holders of the Class A common stock and holders of the Class B common stock will vote together as a single class on all matters submitted to a vote of our stockholders, except as required by law. Each share of common stock will have one vote on all such matters.

Class B Common stock

The Company is authorized to issue 15,000,000 shares of Class B common stock with a par value of $0.0001 per share. In August 2017, the Company initially issued 4,312,500 Class B common stock. In February 2018, in connection with the decrease of the size of the Initial Public Offering, the Sponsor forfeited 431,250 shares of Class B common stock, resulting in a decrease in the total number of founder shares from 4,312,500 to 3,881,250. All share amounts presented in the financial statements have been retroactively restated to reflect these share forfeitures. Of the 3,881,250 shares of Class B common stock, an aggregate of up to 506,250 shares were subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full. As of June 22, 2018, the underwriter exercised its over-allotment option in full, hence, these 506,250 shares were no longer subject to forfeiture. At December 31, 2020 and 2019, there were 3,881,250 Class B common stock issued or outstanding.

The Class B common stock would automatically convert into Class A common stock on the first business day following the consummation of the initial Business Combination on a one-for-one basis, subject to adjustment. In the case that additional Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to the closing of the initial Business Combination, the ratio at which the Class B common stock shall convert into Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance, including a specified future issuance) so that the number of Class A common stock issuable upon conversion of all Class B common stock will equal, in the aggregate, 20% of the sum of the total number of all common stock outstanding upon the completion of the Initial Public Offering plus all Class A common stock and equity-linked securities issued or deemed issued in connection with the initial Business Combination, excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination.

Preferred Stock

The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share. At December 31, 2020 and 2019, there are no preferred shares issued or outstanding.

Warrants

At December 31, 2020 and 2019 there are 23,285,000 outstanding warrants, consisting of 15,525,000 Public Warrants and 7,760,000 Private Placement Warrants, each warrant exercisable at $11.50 into one share of Class A common stock.

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

Note 8. Fair Value Measurements

The following table presents information about the Company’s assets that are measured on a recurring basis as of December 31, 2020 and 2019 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets held in Trust at December 31, 2020:
Money market fund	$109,742,246	$—	$—
	$109,742,246	$—	$—

	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets held in Trust at December 31, 2019:
U.S. Treasury Securities	$161,991,526	$—	$—
Money market funds	28,383	—	—
	$162,019,909	$—	$—

 Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for the years ended December 31, 2020 and 2019.

Note 9. Income Taxes

The Company’s financial statements include total net income (loss) before taxes of approximately $(2.0) million and $2.4 million for the years ended December 31, 2020 and 2019, respectively. The income tax provision consists of the following:

	December 31
	2020	2019
Federal
Current	$248,554	$547,749
Deferred	(648,423)	(40,546)
State and Local
Current	—	—
Deferred	—	—
Change in Valuation allowance	520,318	168,651
Income tax provision (benefit)	$120,449	$675,854

Reconciliations of the differences between the provision/(benefit) for income taxes and income taxes at the statutory U.S. federal income tax rate is as follows:

	2020		2019
	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income
Current tax at U.S. statutory rate	$(414,970)	21.00%	$514,015	21.00%
Nondeductible/nontaxable items	885	-0.04%	2,436	0.10%
State taxes, net of federal benefit	-	0.00%	-	0.00%
State effect of perm items	-	0.00%	-	0.00%
Valuation allowance activity	520,318	-26.33%	168,651	6.89%
Deferred rate change	-	0.00%	-	0.00%
Federal payable true-up	16,652	-0.84%	(9,248)	-0.38%
Other	(2,436)	0.12%	1	0.00%
Total Income Tax Provision/(Benefit)	$120,449	-6.10%	$675,854	27.61%

The components of deferred tax assets and liabilities as of December 31, 2020 and 2019 are as follows:

	December 31
	2020	2019
Deferred tax assets:
Unrealized gain/loss	$—	$—
Start-up cost	833,978	313,660
Total deferred tax assets	833,978	313,660
Valuation allowance	(833,978)	(313,660)

Deferred tax liabilities
Unrealized gain/loss	—	(128,105)
Net Deferred tax assets/(liabilities), net of allowance	$—	$(128,105)

As of December 31, 2020 and 2019, the Company has concluded that it is more likely than not that the Company will not realize the benefit of its deferred tax assets associated with start-up costs. Start-up costs cannot be amortized against future operating income until a business combination has occurred. Therefore, a full valuation allowance has been established prior to the company completing a business combination, as future events such as business combinations cannot be considered when assessing the realizability of Deferred Tax Assets. In addition, a reliable forecast of trust investment income and start-up costs expected to be incurred in the period/s prior to a business combination or a dissolution and liquidation is not practicable. Accordingly, the net deferred tax assets have been fully reserved.

Note 10. Subsequent Events

On January 7, 2021, the Company completed the Business Combination pursuant to the Merger Agreement as described in Note 1. As contemplated by the Merger Agreement and as described in the Company’s definitive proxy statement filed with the United States Securities and Exchange Commission (the “SEC”) on November 23, 2020 (the “Proxy Statement”), Merger Sub was merged with and into Landsea, with Landsea continuing as the surviving corporation. As a result of the Merger, the registrant owns 100% of the outstanding common stock of Landsea and each share of common stock of Landsea has been cancelled and converted into the right to receive a portion of the consideration payable in connection with the Merger. In connection with the closing of the Business Combination (the “Closing”), the registrant owns, directly and indirectly, 100% of the stock of Landsea and its subsidiaries and the Seller, the sole stockholder of Landsea, as of immediately after the effective time of the Merger, holds a portion of the Common Stock, par value $0.0001 per share, of the registrant (the “Common Stock”).

In connection with the Closing, the registrant changed its name from LF Capital Acquisition Corp. to Landsea Homes Corporation.

On January 6, 2021, in connection with its previously announced proposed Business Combination, the Company entered into amendments (collectively, the “Amendments”) to that certain Promissory Note, dated July 16, 2020, by and between the Sponsor and the Company and that certain Convertible Promissory Note, dated March 4, 2019, by and between the Sponsor and the Company (collectively, the “Notes”), each as from time to time amended, in order to change the Maturity Date (as defined in the applicable Note) of the Notes to be the later of December 31, 2020 and the Closing Date (Note 5).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, under the supervision and with the participation of our principal executive officer and interim principal financial and accounting officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information regarding our directors, executive officers, and certain corporate governance related matters is included under the headings “Election of Directors,” “Information About Our Executive Officers,” “Corporate Governance,” “Board Committees” and, to the extent applicable, “Delinquent Section 16(a) Reports” in our definitive proxy statement to be filed with the SEC in connection with our 2021 annual meeting of stockholders (the “2021 Proxy Statement”) is incorporated herein by reference.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) that applies to all of our directors, officers and employees, including our principal executive, principal financial and principal accounting officers, or persons performing similar functions. Our Code of Ethics is posted on the “Governance Documents” section of our investor website located at ir.landseahomes.com. We intend to disclose future amendments to certain provisions of the Code of Ethics, and waivers of the Code of Ethics granted to executive officers and directors, on the website within four business days following the date of the amendment or waiver.

Item 11. Executive Compensation

Information required by this Item is included in our 2021 Proxy Statement under the headings “Board Committees,” “Director Compensation,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item is included in our 2021 Proxy Statement under the headings “Equity Compensation Plan Information” and “Beneficial Ownership of Our Securities” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this Item is included in our 2021 Proxy Statement under the headings “Certain Relationships and Related Party Transactions” and “Board Committees” and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information required by this Item is included in our 2021 Proxy Statement under the heading “Independent Public Accountant” and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this Annual Report:

1. Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Balance Sheets as of December 31, 2020 and 2019

Statements of Operations for the years ended December 31, 2020 and 2019

Statements of Changes in Stockholders’ Equity for the years ended December 31, 2020 and 2019

Statements of Cash Flows for the years ended December 31, 2020 and 2019

Notes to Consolidated Financial Statements

2. Financial Statement Schedules

All schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or because it is not required.

3. Exhibits

See exhibits listed under Part (b) below.

(b) Exhibits

EXHIBIT INDEX

Exhibit Number	Description
2.1+	Merger Agreement, dated August 31, 2020, by and among LF Capital Acquisition Corp., LFCA Merger Sub, Inc., Landsea Homes Incorporated and Landsea Holdings Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 31, 2020)
3.1	Second Amended and Restated Certificate of Incorporation of Landsea Homes Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 13, 2021)
3.2	Second Amended and Restated Bylaws of Landsea Homes Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 13, 2021)
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed with the SEC on February 24, 2020)
4.2	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K filed with the SEC on February 24, 2020)
4.3	Warrant Agreement, dated June 19, 2018, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K filed with the SEC on February 24, 2020)
4.4	First Amendment to the Warrant Agreement, dated January 7, 2021, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on January 13, 2021)

4.5*	Description of Securities
10.1	Stockholder’s Agreement, by and between Landsea Homes Corporation and Landsea Holdings Corporation, dated January 7, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 13, 2021)
10.2^	Landsea Homes Corporation 2020 Stock Incentive Plan (incorporated by reference to Annex F to the Company’s Definitive Proxy Statement on Form DEF 14A filed with the SEC on November 23, 2020)
10.3	Seller Lock-Up Agreement, by and between Landsea Holdings Corporation and Landsea Homes Corporation, dated January 7, 2021 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on January 13, 2021)
10.4	Sponsor Lock-Up Agreement, by and between Level Field Capital, LLC, Bandouin Prot, Scott Reed, Elias Farhat, Djemi Traboulsi, James Erwin, Gregory Wilson and Landsea Homes Corporation, dated January 7, 2021 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on January 13, 2021)
10.5	Sponsor Lock-Up Agreement, by and among Level Field Capital, LLC, Karen Wendel and Landsea Homes Corporation, dated January 7, 2021 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on January 13, 2021)
10.6	Trademark License Agreement, by and among Landsea Homes Corporation and certain of its subsidiaries set forth on Exhibit A thereto and Landsea Group Co., Ltd., dated January 7, 2021 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on January 13, 2021)
10.7^	Employment Agreement of John Ho, by and between Landsea Holdings Corporation and John Ho, dated August 31, 2020, and assigned to and assumed by Landsea Homes Corporation on January 7, 2021 (incorporated by reference to Annex O-1-1 to the Company’s Definitive Proxy Statement on Form DEF 14A filed with the SEC on November 23, 2020)
10.8^	Employment Agreement of Michael Forsum, by and between Landsea Holdings Corporation and Michael Forsum, dated August 31, 2020, and assigned to and assumed by Landsea Homes Corporation on January 7, 2021 (incorporated by reference to Annex O-2-1 to the Company’s Definitive Proxy Statement on Form DEF 14A filed with the SEC on November 23, 2020)
10.9^	Employment Agreement of Franco Tenerelli, by and between Landsea Holdings Corporation and Franco Tenerelli, dated August 31, 2020, and assigned to and assumed by Landsea Homes Corporation on January 7, 2021 (incorporated by reference to Annex O-3-1 to the Company’s Definitive Proxy Statement on Form DEF 14A filed with the SEC on November 23, 2020)
10.10^*	Form of Landsea Homes Corporation Director and Officer Indemnification Agreement
10.11*+	Second Modification Agreement to Senior Secured Credit Agreement (Revolving/Borrowing Base), effective as of May 28, 2019, by and among Landsea Homes- WAB LLC, Western Alliance Bank, and lenders
10.12*	Third Amendment to Credit Agreement, dated as of August 28, 2019, by and among Landsea Homes- WAB LLC, Western Alliance Bank, Flagstar Bank, FSB, the lenders and other loan parties
10.13*	Fourth Amendment to Credit Agreement, dated as of August 27, 2020, by and among Landsea Homes- WAB LLC, Western Alliance Bank, the lenders and other loan parties
10.14*	Fifth Amendment to Credit Agreement, dated as of December 14, 2020, by and among Landsea Homes- WAB LLC, Western Alliance Bank, the lenders and other loan parties
10.15*	Sixth Amendment to Credit Agreement, dated as of December 31, 2020, by and among Landsea Homes- WAB LLC, Western Alliance Bank, the lenders and other loan parties
10.16*+	Credit Agreement, dated January 15, 2020, by and among Landsea Homes- WAB 2 LLC and Western Alliance Bank, and the lenders
10.17*+	First Amendment to Credit Agreement, dated May 15, 2020, by and among Landsea Homes- WAB 2 LLC and Western Alliance Bank, the lenders and other loan parties
10.18*+	Second Amendment to Credit Agreement, dated October 27, 2020, by and among Landsea Homes- WAB 2 LLC, Western Alliance Bank, the lenders and loan parties
10.19*	Third Amendment to Credit Agreement, dated December 30, 2020, by and among Landsea Homes- WAB 2 LLC, Western Alliance Bank, the lenders and other loan parties
10.20*+	Fourth Amendment to Credit Agreement, dated as of February 26, 2021, by and among Landsea Homes- WAB 2 LLC, Western Alliance Bank, the lenders and the other loan parties
10.21	Letter Agreement, dated June 19, 2018, by and among the Company, each of its officers, directors, and Level Field Capital, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 25, 2018)

10.22*	Investor Representation Letter, dated January 7, 2021, by Landsea Holdings Corporation
10.23	Registration Rights Agreement, dated June 19, 2018, by and between the Company and Level Field Capital, LLC, James Erwin, Karen Wendel, Gregory P. Wilson, Multi-Strategy Master Fund Limited, BlackRock Credit Alpha Master Fund L.P and HC NCBR Fund (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 25, 2018)
10.24	Form of LF Capital Acquisition Corp. Director and Officer Indemnity Agreement, incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Company’s registration statement on Form S-1 filed with the SEC on June 13, 2018)
10.25	Sponsor Waiver, Forfeiture and Deferral Agreement, dated August 31, 2020, by and between Level Field Capital, LLC, LF Capital Acquisition Corp., Landsea Holdings Corporation and Landsea Homes Incorporated (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 31, 2020)
21.1*	Subsidiaries of the Registrant
31.1*	Certification of John Ho, Chief Executive Officer of Landsea Homes Corporation, pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934
31.2*	Certification of John Ho, Interim Chief Financial Officer of Landsea Homes Corporation, pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934
32.1**	Certification of John Ho, Chief Executive Officer and Interim Chief Financial Officer of Landsea Homes Corporation, pursuant to 18 U.S.C. Section 1350
101	The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL: (i) Balance Sheets as of December 31, 2020 and 2019; (ii) Statements of Operations for the years ended December 31, 2020 and 2019, (iii) Statements of Changes in Stockholders’ Equity for the years ended December 31, 2020 and 2019; (iv) Statements of Cash Flows for the years ended December 31, 2020 and 2019 and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
104	The Cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL (included as Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
^	Management contract or compensatory plan or arrangement.
+	Certain schedules to or portions of this Exhibit have been omitted in accordance with Item 601(b)(10) of Regulation S-K. The Company hereby agrees to furnish supplementally a copy of all omitted schedules to the SEC upon request.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANDSEA HOMES CORPORATION

Date:	By:	/s/ John Ho
March 12, 2021		Name: John Ho Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ John Ho	Chief Executive Officer, Interim Chief Financial Officer and	March 12, 2021
John Ho	Director (Principal Executive Officer and Principal Financial Officer)

/s/ Trent Schreiner	Senior Vice President of Accounting and Chief	March 12, 2021
Trent Schreiner	Accounting Officer (Principal Accounting Officer)

/s/ Ming Tian	Chairman of the Board	March 12, 2021
Ming Tian

/s/ Qin Zhou	Director	March 12, 2021
Qin Zhou

/s/ Bruce D. Frank	Director	March 12, 2021
Bruce D. Frank

/s/ Thomas Hartfield	Director	March 12, 2021
Thomas Hartfield

/s/ Robert S. Miller	Director	March 12, 2021
Robert S. Miller

/s/ Scott Reed	Director	March 12, 2021
Scott Reed

/s/ Elias Farhat	Director	March 12, 2021
Elias Farhat

/s/ Tim T. Chang	Director	March 12, 2021
Tim T. Chang