Form 10-K/A
period 2020-12-31
Landsea Homes Corp
filed 2021-04-30
CIK 1721386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

We filed our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 with the Securities and Exchange Commission (“SEC”) on March 12, 2021 (the “Original Filing”). This Amendment No. 1 on Form 10-K/A (the “Amendment”) is being filed solely to include the information required by Part III and not included in the Original Filing. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits such information to be incorporated in the Form 10-K by reference from the Company’s definitive proxy statement if such statement is filed no later than 120 days after the Company’s fiscal year-end. In addition, in connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment new certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15 of Part IV has also been amended to reflect the filings of these new certifications and to include the letter by RSM US, LLP, the Company’s former accountant, previously filed after the Original Filing on March 24, 2021. The cover page of the Form 10-K is also amended to delete the reference to incorporation by reference of the Company’s definitive proxy statement.

Except as described above, no other changes have been made to the Original Filing. This Amendment speaks only as of the date of the Original Filing, and the Amendment does not modify or update the disclosures presented in the Original Filing other than as noted above. Accordingly, this Amendment should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the filing of the Original Filing.

In this Amendment, we refer to Landsea Homes Corporation as the “Company,” “us,” “we,” or “our.” As previously disclosed, on January 7, 2021 (the “Closing Date”), the Company, formerly known as LF Capital Acquisition Corp., consummated a business combination (the “Business Combination”) pursuant to which (i) we own, directly and indirectly, 100% of the stock of Landsea Homes Incorporated, a Delaware corporation, which was a private operating company prior to the Business Combination; (ii) Landsea Holdings Corporation, a Delaware corporation (the “Seller”), obtained approximately 71% of our common stock; and (iii) we ceased to be a special purpose acquisition company and changed our name from LF Capital Acquisition Corp. to Landsea Homes Corporation. We refer to the Company prior to the Business Combination as “LFAC” and to the private operating company prior to the Business Combination as “Landsea Homes.”

Forward-Looking Information

Certain statements in this Amendment may constitute “forward-looking statements” within the meaning of the federal securities laws, including, but not limited to, our expectations for future financial performance, business strategies or expectations for our business, including as they relate to anticipated effects of the Business Combination. These statements constitute projections, forecasts and forward-looking statements, and are not guarantees of performance. The Company cautions that forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time. Words such as “may,” “can,” “should,” “will,” “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target,” “look” or similar expressions may identify forward-looking statements.

These forward-looking statements are based on our management’s current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in Item 1A. Risk Factors of the Original Filing.

Accordingly, you should not place undue reliance on these forward-looking statements in deciding whether to invest in our securities. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

TABLE OF CONTENTS

INDEX TO ANNUAL REPORT ON FORM 10-K/A

For the Fiscal Year Ended December 31, 2020

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information About Our Executive Officers

Below is a list of our executive officers and their respective ages and a brief account of the business experience of each of them.

Name	Age	Position
John Ho	38	Chief Executive Officer and Interim Chief Financial Officer; Director
Michael Forsum	59	President; Chief Operating Officer
Franco Tenerelli	40	Executive Vice President; Chief Legal Officer; Secretary

John Ho’s biographical information can be found below with the other director biographies.

Michael Forsum served as the Chief Operating Officer of Landsea Homes from August 2016 until the Business Combination, and he has since served as our President and Chief Operating Officer. Prior to joining Landsea Homes, Mr. Forsum spent nearly 30 years in the homebuilding industry as a senior level executive and worked from 2009 to 2016 in private equity as a partner specializing in residential real estate investing for Starwood Land Ventures, a wholly-owned subsidiary of Starwood Capital Group Global, a private investment firm. During his homebuilding career, Mr. Forsum led homebuilding operations at KB Homes from 1985 to 1993. Mr. Forsum also served as a Division President of Ryland Homes from 1994 to 2001. Later, as Taylor Woodrow/Morrison’s West Region President, Mr. Forsum was responsible for overseeing multiple operating divisions in California, Arizona, Nevada and Colorado from 2001 to 2008. Mr. Forsum also served on Taylor Woodrow/Morrison’s North American Leadership team, which set strategic direction and established company governance and procedures, from 2000 to 2008. During Mr. Forsum’s homebuilding tenure, he was associated with the acquisition, planning and development of nearly 25,000 home sites, and the building of over 20,000 homes. In 2008, Mr. Forsum co-founded Starwood Land Ventures, an affiliated company of Starwood Capital Group Global, a private equity firm specializing in real estate, which he left in 2016. Mr. Forsum is on the National Board of Directors for HomeAid America and received a bachelor’s degree from Arizona State University.

Franco Tenerelli served as Executive Vice President, Chief Legal Officer and Secretary of Landsea Homes from February 2016 until the Business Combination, and has since served in those roles for the Company. Prior to joining Landsea Homes, Mr. Tenerelli served as Regional Counsel for Toll Brothers, a publicly traded homebuilder, from 2013 to 2016, managing the company’s legal affairs for the western region, including its multiple operating divisions in California, Arizona, Nevada and Washington. During Mr. Tenerelli’s tenure, Toll Brothers experienced unparalleled growth in its western region, including the successful acquisition and integration of competitor Shapell Homes in an approximately $1.6 billion M&A deal. Prior to Toll Brothers, Mr. Tenerelli was a lawyer with Holland & Knight LLP, where he served as counsel to a variety of public and private companies. Mr. Tenerelli received a bachelor’s degree from UCLA, a Juris Doctor degree from Loyola Law School, and is currently finishing his MBA at the UCLA Anderson School of Management.

Information About Our Directors

Stockholder’s Agreement

On the Closing Date, we and the Seller entered into a Stockholder’s Agreement whereby, among other things, the parties agreed to certain rights and obligations of the Company and the Seller with respect to the Company’s corporate governance.

Board Composition

The Stockholder’s Agreement provides that the authorized number of directors for our Board of Directors (the “Board”) be nine. The Seller initially had the right to nominate seven directors to serve on the Board, two of whom must satisfy the independent director requirements under Nasdaq Stock Market (“Nasdaq”) rules. The Seller designated Messrs. Tian, Ho, Frank, Hartfield, Miller, and Chang and Ms. Zhou to serve as directors following the closing of the Business Combination on January 7, 2021.

The Seller shall have the right to nominate for election to the Board the following number of directors for so long as its Combined Ownership Percentage (as defined in the Stockholder’s Agreement) is equal to or greater than the percentage indicated in the left hand column of the table below:

Combined Ownership Percentage	Director Designees
50% plus one share	7
39%	4
28%	3
17%	2
6%	1

In the event a decrease in the Combined Ownership Percentage reduces the number of director designees the Seller is entitled to nominate, the reduction in the number of director designees will first be reduced by Seller’s right to nominate an independent director, then shall be reduced in accordance with the table set forth above.

The Stockholder’s Agreement provided that the Company initially designate Ming (Martin) Tian as Chairman of the Board.

Background and Qualifications

The terms of each of our current directors will expire at the 2021 annual meeting of stockholders (the “Annual Meeting”) and until their successors have been elected and qualified. Each of the current directors has been nominated for election at the Annual Meeting to serve a one-year term expiring at the annual meeting in 2022 and until his or her respective successor is elected and qualified.

For each of the nine current directors and director nominees for the Annual Meeting, the following describes certain biographical information, including their age, committee membership, and independence, as well as the specific experience, qualifications, attributes or skills that qualify them to serve as our directors and, as applicable, the Board committees on which they serve.

Ming (Martin) Tian | 60
Chairman	Other Public Company Boards
Director Since: 2021	Landsea Green Properties Co., Ltd. (“Landsea Green”)

Committees
Compensation
Background

●       Served on the board of directors of Landsea Homes (the “Landsea Homes Board”) from 2013 until the Business Combination.

●      Founded the former ultimate parent company of Landsea Homes, Landsea Group Co., Ltd. (“Landsea Group”), a real estate developer and operator of green tech companies, in 2001 in China, and is now Landsea Group’s largest shareholder.

●       Has served as chairman and president of Landsea Group and one of its subsidiaries, Landsea Green, an international property development service provider with green building technologies and vertically integrated business capabilities, since 2001.

●       Under Mr. Tian’s leadership, Landsea Group’s assets have grown from a registered capital investment of $1.5 million (at incorporation) to a total asset value exceeding $4.7 billion.

●       Is a director of Landsea Green Life Service Company Limited.

●       Has served as president and chairman of Seller since 2015, and is chairman of private company Shanghai Landleaf Architecture Technology Co., Ltd.

●       Received a master’s degree from the Nanjing University in Foreign-Related Economic Administration and a master’s degree in EMBA from China Europe International Business School in Shanghai, China.

Mr. Tian was selected to serve on our Board due to his significant leadership experience and his extensive global management and investment experience, including in the real estate sector.

John Ho | 38
CEO, Interim CFO	Other Public Company Boards
Director Since: 2021	None

Committees
Nominating and Governance; Executive Land
Background

●     Established Landsea Homes in August 2013 and served as its CEO and board member from 2014 until the Business Combination.

●     Has served as CEO and interim Chief Financial Officer of the Company since the Business Combination.

●     Served as interim Chief Financial Officer of Landsea Homes from January 2019 until the Business Combination.

●     Prior to forming Landsea Homes, spent 10 years in real estate investment and development with a focus on cross-border transactions between the U.S. and China working at global real estate investment management and consulting firms Colliers International and Jones Lang LaSalle (“JLL”).

●     Served as Director of JLL from July 2011 to October 2013, and Vice President at JLL from December 2008 to June 2011. During that time, he led the firm in cross-border business development, focused on delivering transactional, consultancy and other integrated real estate services to outbound Chinese businesses investing overseas.

●     Served as a director of the Seller from 2014 to January 2021.

●     Received a bachelor’s degree from the University of Southern California and an MBA from the UCLA Anderson School of Management.

Mr. Ho was selected to serve on our Board due to his extensive leadership experience within the real estate industry, his financial management expertise, his experience growing the workforce for Landsea Homes, and his experience operating the Company for the past eight years. Under Mr. Ho’s leadership, Landsea Homes has grown from a start up operation with no revenue in 2013 into a 250+ employee business with north of $700 million in revenues in 2020 despite numerous challenges and the pandemic.

Qin (Joanna) Zhou | 47
Director Since: 2021	Other Public Company Boards
None

Committees
Compensation; Nominating and Governance (Chair); Executive Land (Chair)
Background

●     Served on the Landsea Homes Board from 2013 until the Business Combination.

●     CEO and director of the Seller since January 2021.

●     Has over 21 years of experience in business development, investment and operational management in real estate.

●     Joined Landsea Green in 2002 and served as the regional general manager in multiple locations, such as Nanjing, Suzhou and Shanghai. Ms. Zhou retired by rotation from Landsea Green effective June 19, 2020 to focus on the business efforts of Landsea Group, the controlling shareholder of Landsea Green.

●     Served as non-executive director for Landsea Green from January 2015 to August 2016, when she was redesigned as an executive director.

●     Previously led Landsea Group’s global strategic deployment while serving as the assistant to the chairman, general manager of Shanghai Landsea Architecture Technology Co., Ltd. and general manager of Landsea Architecture Design Institute. Ms. Zhou also served as the Chief Human Resource Officer of Landsea Group, and has served as vice president of Landsea Group since 2015.

●     Serves as a member of the board of Landsea Green Life Service Company Limited.

●     Received an Executive MBA from China Europe International Business School and an MBA from Nanjing University.

Ms. Zhou was selected to serve on our Board due to her extensive experience and knowledge in the real estate industry, including as an executive of the Seller, and her service as a member of the Landsea Homes Board. Ms. Zhou played a fundamental role in facilitating Landsea Group’s U.S. business development and investment in Landsea Homes.

Bruce Frank | 67 (Independent)
Lead Independent Director	Other Public Company Boards
Director Since: 2021	Morgan Stanley Direct Lending Fund
SL Investment Corp.

Committees
Audit (Chair); Compensation; Nominating and Governance
Background

●     Served on the Landsea Homes Board from 2015 until the Business Combination.

●     Served as a senior partner within the assurance service line of Ernst & Young LLP’s real estate practice from April 1997 to June 2014, when he retired.

●     Chairs the Audit Committees of Morgan Stanley Direct Lending Fund and SL Investment Corp.

●     Served as a member of the board of directors of VEREIT, Inc. from July 2014 through March 2017 and was a member of its Audit and Nominating and Corporate Governance Committees.

●     Served as a member of the board of directors of ACRE Realty Investors Inc. from October 2014 through October 2017 and was a member of its Audit and Compensation Committees.

●     Earned a bachelor’s degree from Bentley College.

Mr. Frank is a member of the American Institute of Certified Public Accountants and is a Certified Public Accountant in the State of New York. Mr. Frank was selected to serve on our Board due to his more than 35 years’ experience in the real estate industry, including in executive and leadership positions. He also brings significant public company board experience.

Thomas J. Hartfield | 67 (Independent)
Director Since: 2021	Other Public Company Boards
None

Committees
Compensation (Chair); Nominating and Governance; Executive Land
Background

●     Served on the Landsea Homes Board from 2017 until the Business Combination.

●     Has over 30 years of investment banking experience, much of it in the building products, home building and real estate sectors.

●     Served as a senior advisor at Annascaul Advisors LLC, a registered broker-dealer, in New York from 2006 to 2010, when he retired.

●     Served as managing director of the Homebuilding and Building Products Group at the global investment bank Houlihan Lokey Howard & Zukin from 2002 to 2006.

●     Served as a managing director and partner at investment bank Dillon Read & Co. and its successor firm, UBS AG, from 1982 to 2001, where he was a senior member of the Homebuilding and Building Products Group and headed the Private Financing Group. His clients included Meritage Homes, Ryland Homes, KB Homes and Highland Homes. At UBS, he started the Private Equity Group.

●     Received a B.S. from the University of Oregon and an MBA from Leonard N. Stern School of Business at New York University.

Mr. Hartfield was selected to serve on our Board due to his extensive experience and industry knowledge of homebuilders, and his 30 years of investment banking experience.

Robert Miller | 56 (Independent)
Director Since: 2021	Other Public Company Boards
None

Committees
Audit; Compensation; Nominating and Governance
Background

●     Served on the Landsea Homes Board from 2014 until the Business Combination.

●     Has over 25 years of experience in real estate transactions, entitlements and related litigation in California and out of state.

●     Mr. Miller’s practice involves a range of real estate and development activities, with a skill set that addresses a wide variety of issues that confront real estate developers, owners and builders.

●     Has been a partner at the law firm Lubin Olson & Niewiadomski LLP in San Francisco, California since 2014.

●     Served as general counsel of Braddock & Logan Homes for 15 years.

●     Received a bachelor’s degree from Princeton University and a Juris Doctor degree from Harvard Law School.

Mr. Miller was selected to serve on our Board due to his considerable leadership roles and homebuilding industry experience.

Scott Reed | 50
Director Since: 2021	Other Public Company Boards
Silvergate Capital Corporation
InBankshares, Corp

Committees
None
Background

●     Served on the LFAC Board from 2017 until the Business Combination.

●     Served as LFAC’s President and Chief Financial Officer from October 2017 to July 2020, and as CEO from July 2020 through the closing of the Business Combination.

●     Co-founded BankCap Partners, a private equity firm that focuses on investments in the U.S. commercial banking space, in May 2006, where he has since served as a Partner and Director.

●     Has over 20 years in the financial services and strategic consulting industries, including positions as a derivatives trader with Swiss Bank Corporation and an investment banker at Bear Sterns.

●     As a Partner at BankCap, Mr. Reed focuses on transaction sourcing, structuring and processing, capital raising activities and oversight of BankCap’s portfolio investments.

●     Began his career as a derivatives trader at Swiss Bank Corporation from 1992 to 1995.

●     Worked as a consultant at Bain & Company from 1997 to 2000.

●     Worked as an investment banker in the Financial Institutions Group at Bear Stearns from 2000 to 2002.

●     Prior to founding BankCap, served as Senior Vice President, Director of Corporate Strategy and Planning of Carreker Corporation, a financial technology company based in Dallas, Texas.

●     Currently serves as a director of Silvergate Capital Corporation, Vista Bancshares and InBankshares Corp (as well as a director of each of the three institutions’ underlying commercial banks) and Uncommon Giving Corporation, where he has served on the Compensation Committees of their boards.

●     Previously served as a director of Xenith Bankshares and the institution’s underlying commercial bank from January 2009 to December 2017.

●     Graduate of the University of Virginia with a B.S. in Commerce and a B.A. in History. Received his MBA from the Amos Tuck School of Business at Dartmouth College, where he was an Edward Tuck Scholar.

Mr. Reed was selected to serve on our Board due to his experience as a member of the board of directors of both public and private companies, and expertise in fundraising, management of high-growth companies and all levels of corporate governance.

Elias Farhat | 55 (Independent)
Director Since: 2021	Other Public Company Boards
None

Committees
Audit
Background

●     Served on the LFAC Board from 2017 until the Business Combination.

●     Serves as Chief Strategy Officer for Candriam Investors Group, an asset management company with over $140 billion under management, a role he has had since October 2016.

●     Member of Candriam’s Group Strategy Committee and Executive Committee.

●     Partner of Capital E, a private equity and real estate firm, from 2003 to 2016 and held several board and advisory positions at portfolio companies with ties to Capital E.

●     In 2003, founded Velocity Advisors, a private equity advisory firm which sourced and structured transactions on behalf of institutional investors, and served as Managing Partner from 2003 to 2016.

●     Vice President and Partner at Bain & Company from 1990 to 2002, where he spent 12 years as a management consultant across Europe, the U.S. and Latin America and has advised boards, CEOs and senior management of Fortune 1000 companies as well as several buyout funds on a broad range of strategic, operational, financial and organizational issues.

●     Led Bain’s Private Equity Group activities in the Southern US region and was involved in its Investment Committee.

●     Currently serves as a director of Lakeside Advisors Inc., a private equity firm registered with the SEC, and Candriam Luxembourg, an asset management company and affiliate of New York Life.

●     Previously served as a director of Huron Inc. and CBI, Inc.

●     Graduate of Ecole Supérieure des Sciences Economiques et Commerciales (ESSEC) in Paris.

Mr. Farhat was selected to serve on our Board due to his experience related to private equity, capital markets, transactional matters and post-acquisition oversight of operational performance at portfolio companies.

Tim Chang | 55 (Independent)
Director Since: 2021	Other Public Company Boards
None

Committees
Compensation; Nominating and Governance
Background

●     Has served as a partner at Musick Peeler & Garrett, LLP, a law firm in Los Angeles, California, since 2011.

●     Has over 26 years of significant experience as a lawyer in private practice in the areas of corporate, commercial transactions, governance, real estate and nonprofit laws.

●     Serves as an independent member of the board of directors of First Commercial Bank (USA); Hoyu Investment Co. Ltd., a private investment company; Hotai Shinyeh Co. Ltd., exclusive distributor of Daikin HVAC equipment in Taiwan; and Chang Yuan Motor Co. Ltd., exclusive distributor and general agent of Hino industrial motors in Taiwan; and a trustee of the Board of Trustees of the University of the West.

●     Formerly served on the board of directors for Hotai Motor Co. Ltd., a TSE listed company and a distributor and general agent of Toyota and Lexus automobiles in China and Taiwan.

●     Received his B.A. from the University of Southern California and J.D. from the University of the Pacific, McGeorge School of Law. Mr. Chang also possesses a Certificate in Corporate Governance from Tulane Law School.

Mr. Chang was selected to serve on our Board due to his experience and background as a member of the board of directors of large-scale international corporations, including over a decade of experience in various industries, his experience representing clients in the waste, solar and renewable energy industries, and his knowledge of corporate and commercial transactions and governance.

Board Committees

The Stockholder’s Agreement provides that the Board establish and maintain: (i) a Compensation Committee; (ii) a Nominating and Governance Committee; and (iii) an Audit Committee. The Compensation Committee and Nominating and Governance Committee must each consist of at least five directors, two of whom shall be independent under Nasdaq rules (including those applicable to such committees). The Audit Committee must consist of three independent directors under Nasdaq rules (including those applicable to such committees).

For so long as the Combined Ownership Percentage is equal to or greater than 15%, each of the standing committees will include at least one director designee (or more than one, at the Seller’s discretion, if the Seller is entitled to designate more than one director designee), subject to applicable Nasdaq rules.

Our Board has a standing Audit Committee. Each member of the Audit Committee is financially literate, and our Board has determined that Mr. Frank qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise. The Audit Committee operates pursuant to a written charter adopted by the Board. This charter is posted on the “Governance Documents” section of our investor website located at ir.landseahomes.com.

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

Item 11.               Executive Compensation

LFAC

The following disclosure concerns the compensation of LFAC’s officers and directors for the fiscal year ended December 31, 2020 (i.e., pre-Business Combination).

With the exception of Baudouin Prot and Alberto Bianchinotti, none of the officers or directors of LFAC received any cash compensation for services rendered to LFAC. LFAC agreed to pay the Sponsor or an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Business Combination, the Company ceased paying these monthly fees. No compensation of any kind, including finder’s and consulting fees, were paid to the Sponsor, officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of the Business Combination. However, these individuals were reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. The LFAC Audit Committee reviewed on a quarterly basis all payments that were made to the Sponsor, officers or directors, or our or their affiliates.

In September 2017, LFAC entered into an agreement with B. Prot Conseils, an entity controlled by Mr. Baudouin Prot, the former chairman of the Board, pursuant to which, he would be paid a cash fee of $150,000 per annum in exchange for his service. The agreement was effective as of October 1, 2017 and lasted until December 2019. On January 7, 2021, immediately prior to the consummation of the Business Combination, LFAC and Mr. Prot amended the arrangement to provide a one-time payment of $75,000 in connection with prior services rendered to LFAC, conditioned upon LFAC successfully completing an acquisition of a target company prior to January 22, 2021. On January 7, 2021, LFAC successfully completed the Business Combination and the $75,000 was paid to B. Prot Conseils. Mr. Prot resigned as chairman of the Board concurrent with the consummation of the Business Combination.

Alberto Bianchinotti, LFAC’s chief financial officer prior to the Business Combination, is the sole owner of the accounting services firm, AM Knight Financial Services. LFAC paid AM Knight Financial Services to provide certain accounting services to LFAC prior to Mr. Bianchinotti’s appointment as chief financial officer. For the years ended December 31, 2018, 2019 and 2020, LFAC paid AM Knight Financial Services $72,800, $79,300 and $55,200, respectively.

Landsea Homes

The following discussion and analysis of compensation arrangements of the named executive officers of Landsea Homes for the fiscal year ended December 31, 2020 (i.e., pre-Business Combination) should be read together with the compensation tables and related disclosures provided below.

Compensation information included in the following discussion is presented in actual dollar amounts. Because the Company is an emerging growth company, the Company has opted to comply with the executive compensation rules applicable to “smaller reporting companies,” when detailing the executive compensation of our executives, as such term is defined under the Securities Exchange Act of 1934, as amended. This section discusses the material elements of compensation awarded to, earned by or paid to the principal executive officer of Landsea Homes and the two next most highly compensated executive officers of Landsea Homes. These individuals are referred to as Landsea Homes’ “Named Executive Officers” or “NEOs.”

Summary Compensation Table

The following table presents information regarding the compensation of Landsea Homes’ named executive officers for services rendered during the fiscal years ended December 31, 2020 (the “2020 Fiscal Year”) and December 31, 2019:

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Non-Equity Incentive Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)
John Ho	2020	$550,000	$342,395	$500,000	$29,438	$1,421,833
Chief Executive Officer and Interim Chief Financial Officer	2019	$391,667	—	$600,000	$25,188	$1,016,855
Michael Forsum	2020	$512,500	$342,395	$750,000	$13,480	$1,618,375
President and Chief Operating Officer	2019	$445,833	$100,000	$675,000	$9,480	$1,230,313
Franco Tenerelli	2020	$345,833	$102,695	$250,000	$51,028	$749,556
Executive Vice President, Chief Legal Officer, and Secretary	2019	$322,917	$75,000	$200,000	$65,277	$663,194

(1)	Amounts in this column for the 2020 Fiscal Year include cash payments in settlement of shares of phantom stock which vested on March 1, 2020, as described below under “Narrative Disclosure to the Summary Compensation Table-Long-Term Incentive Compensation”.

(2)	Amounts in this column represent amounts paid under Landsea Homes’ short-term incentive bonus program for performance in the 2020 Fiscal Year. For more information regarding the short-term incentive bonus program for 2020 see “Narrative Disclosure to the Summary Compensation Table-Short-Term Incentive Bonus Program” below.

(3)	Amounts in this column include (i) matching contributions under Landsea Homes’ 401(k) plan made during the 2020 Fiscal Year, (ii) payment of tuition expenses for the UCLA Anderson Executive MBA, and (iii) other perquisites and benefits, which include Company payments of automobile leases, monthly cell phone allowances, gym memberships, and executive physicals through Hoag Executive Health.

Name	Company 401(k) Matching Contributions ($)	Tuition ($)	Other ($)	Total ($)
John Ho	$9,750	—	$19,688	$29,438
Michael Forsum	—	—	$13,480	$13,480
Franco Tenerelli	$9,750	$34,998	$6,280	$51,028

Narrative Disclosure to the Summary Compensation Table

The following is a brief description of the compensation arrangements Landsea Homes has with each of its NEOs and other components of their compensation during the 2020 Fiscal Year. Following the Business Combination, the Board makes decisions regarding executive compensation based on recommendations given by the Compensation Committee. The goal of the Company’s executive compensation program following the Business Combination is to be competitive in order to attract and retain our executive officers while linking a significant portion of cash compensation to performance objectives and providing a portion of executive compensation as long-term incentive compensation in the form of equity awards.

Base Salaries

Base salary is a fixed element within a total compensation package intended to attract and retain the talent necessary to successfully manage our business and execute our business strategies. Base salaries for our NEOs are established based on the scope of their responsibilities, taking into account relevant experience, internal pay equity, tenure, and other factors deemed relevant.

Short-Term Incentive Bonus Program

For the 2020 Fiscal Year, each NEO was eligible to participate in Landsea Homes’ incentive bonus program for 2020, pursuant to which each NEO was eligible to receive a cash bonus payment based on Landsea Homes’ performance. Landsea Homes established target incentive bonus levels for each NEO, as set forth below:

Name	2020 Target Incentive Bonus
John Ho	$600,000
Michael Forsum	$750,000
Franco Tenerelli	$250,000

Under Landsea Homes’ incentive bonus program for 2020, payment of incentive bonuses to the NEOs was based on achievement of a revenue performance target with respect to 60% of the annual bonus and a pre-tax profit performance target with respect to 40% of the annual bonus. The target for the 2020 Fiscal Year was determined during the first quarter of 2020 by Landsea Homes’ CEO and subsequently approved by the Landsea Homes Board. To receive an incentive bonus payment, each NEO must have been employed by Landsea Homes on the date on which Landsea Homes actually paid bonuses under the incentive bonus program. For the 2020 Fiscal Year, Landsea Homes achieved target performance with respect to the revenue and pre-tax profit performance goals; however, the Landsea Homes Board and the Compensation Committee exercised its discretion under the incentive bonus program for 2020 to decrease Mr. Ho’s bonus below the target level. Based on this performance, following adjustment by the Compensation Committee, bonus payments to the NEOs of Landsea Homes for the 2020 Fiscal Year were as follows:

Name	2020 Incentive Bonus
John Ho	$500,000
Michael Forsum	$750,000
Franco Tenerelli	$250,000

Long Term Incentive Compensation

Historically, Landsea Homes’ NEOs have received long-term incentive compensation in the form of phantom stock awards issued under the Landsea Phantom Stock Plan (the “Phantom Stock Plan”). Each share of phantom stock represents the right to receive an amount in cash equal to the fair market value of a share of phantom stock of Landsea Homes, as determined by the Landsea Homes Board at the end of each plan year upon the vesting and settlement of such award. Landsea Homes accounts for these awards under Financial Accounting Standards Board Accounting Standards Codification Topic 710, rather than under Topic 718, and as such, the phantom equity awards are not considered equity incentive compensation for purposes of these disclosures.

On August 31, 2020, Messrs. Ho, Forsum and Tenerelli received 85.69, 77.12 and 21.42 shares of phantom stock, respectively (the “2020 Awards”), which were scheduled to vest on March 1, 2022 for Mr. Tenerelli and March 1, 2023 for Messrs. Ho and Forsum, subject to the NEO’s continued employed through such date. On January 1, 2019, Messrs. Ho, Forsum and Tenerelli received 39.06, 43.94 and 9.77 shares of phantom stock, respectively, which were scheduled to vest on March 1, 2021 for Mr. Tenerelli and March 1, 2022 for Messrs. Ho and Forsum, subject to the NEO’s continued employment through such date. On October 1, 2018, Mr. Ho received grants of 29.34 and 35.20 shares of phantom stock, which vested or were scheduled to vest on March 1, 2020 and March 1, 2021, respectively, subject to his continued employment through such dates. On October 1, 2018, Mr. Forsum received grants of 29.34 and 41.07 shares of phantom stock, which vested or were scheduled to vest on March 1, 2020 and March 1, 2021, respectively, subject to his continued employment through such dates. On October 1, 2018, Mr. Tenerelli received a grant of 8.80 shares of phantom stock, which vested on March 1, 2020. With respect to the shares of phantom stock that vested on March 1, 2020, Messrs. Ho, Forsum and Tenerelli received cash payments of $342,395, $342,395 and $102,695, respectively. The outstanding phantom stock awards were subject to accelerated vesting upon certain terminations of employment and certain corporate events, as described under “Additional Narrative Disclosure-Potential Payments Upon Termination or Change in Control” below.

In connection with the Business Combination, the 2020 Awards granted to Messrs. Ho and Forsum were settled in Common Stock, and the other outstanding phantom stock awards were accelerated and settled in cash. The following table sets forth the cash and Common Stock received by each NEO in connection with the Business Combination.

		Settlement Upon the Business Combination
Name	Number of Shares of Phantom Stock	Cash Payment	Number of Shares of Common Stock
John Ho	159.95	$783,014.46	85,561
Michael Forsum	162.13	$896,362.66	77,004
Franco Tenerelli	31.19	$328,872.40	0

Other than the phantom stock awards described herein, none of the NEOs held any equity or equity-based awards as of December 31, 2020.

Following the Business Combination, the Company intends to provide long-term incentive compensation in the form of restricted stock unit awards under the Landsea Homes Corporation 2020 Stock Incentive Plan (the “Incentive Plan”), which represent a contingent right to receive a share of Common Stock of the Company upon vesting and settlement. The purpose of the Incentive Plan is to advance the interests of the Company and its stockholders by providing an incentive program that will enable the Company to attract, retain and award employees, consultants and directors and to provide them with an equity interest in the growth and profitability of the Company. These incentives are provided through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, other stock-based awards and cash-based awards.

Employment Arrangements with the Named Executive Officers

Messrs. Ho, Forsum, and Tenerelli entered into executive employment agreements with the Seller on August 31, 2020. The employment agreements generally provide for an initial term ending on December 31, 2023, which will automatically renew for successive one-year terms thereafter unless either party gives written notice of non-extension to the other party. The employment agreements generally provide for an annual base salary, eligibility to participate in the annual bonus plan (with a specified target for the 2020 calendar year), and eligibility to participate in benefit plans. Additionally, the employment agreements for Messrs. Ho and Forsum provided for the grant of restricted stock units under the Incentive Plan having a grant date value of $2,000,000, which were granted on March 30, 2021. In accordance with the employment agreements, the restricted stock units will vest as to 20% on the first and second anniversaries of March 15, 2021, the date the Form S-8 was filed and as to 30% on the third and fourth anniversaries of such date, in each case, subject to the NEO’s continued employment through such dates.

Under the employment agreements, Messrs. Ho, Forsum, and Tenerelli are eligible to receive severance benefits upon certain terminations of employment, as described under “Additional Narrative Disclosure-Potential Payments Upon Termination or Change in Control-Employment Agreements.” The employment agreements also include customary confidentiality covenants. These employment agreements were assumed by Landsea Homes, which became a wholly-owned subsidiary of the Company upon the consummation of the Business Combination, and the obligations of the Seller thereunder became obligations of Landsea Homes.

Outstanding Equity Awards at Fiscal Year-End

None of Landsea Homes’ NEOs held any equity awards as of December 31, 2020.

Additional Narrative Disclosure

Retirement Benefits

Other than benefits under Landsea Homes’ 401(k) plan, Landsea Homes has not provided the NEOs with any retirement benefits. Under Landsea Homes’ 401(k) plan, employees, including the NEOs, are allowed to contribute portions of their eligible compensation to a taxqualified retirement account. Currently, we provide discretionary matching contributions equal to 100% of the first 3% of employees’ eligible compensation contributed to the plan. Employees generally become vested in 20% of the matching contributions made to their tax-qualified retirement account per year.

Potential Payments Upon Termination or Change in Control

Phantom Stock Award Agreements

Under the phantom stock award agreements, a pro-rata portion of the shares of phantom stock based on the number of months employed will become vested upon a termination of the NEO’s employment (i) by Landsea without “Cause” or (ii) as a result of the NEO’s death or disability. Additionally, all unvested phantom stock awards fully vest upon an initial public offering of Landsea Homes’ stock or a change of control of Landsea Homes.

For purposes of the phantom stock award agreements, “Cause” has the meaning under the NEO’s employment agreement, if applicable, and if no such agreement defines cause, then it generally means (i) a conviction of a felony, (ii) willful dishonesty in the course of fulfilling employment duties, (iii) willful disclosure of trade secrets, (iv) willful and continued failure to perform employment or director duties in any material respect (other than as a result of disability), and (v) willful and material breach of any company policies.

In connection with the Business Combination, the Landsea Homes Board exercised its discretion under the Phantom Unit Plan to accelerate all unvested phantom stock awards and settle the outstanding phantom stock awards in a combination of cash and Common Stock as described above under “Narrative Disclosure to the Summary Compensation Table-Long Term Incentive Compensation.”

Employment Agreements

The employment agreements with Messrs. Ho, Forsum and Tenerelli provide for certain severance benefits upon the NEO’s involuntary termination without cause (and not as a result of death or disability) or a voluntary resignation for good reason, which are each referred to as a covered termination:

●	In the event of a covered termination at any time other than during the 24-month period following a change in control, each NEO is eligible to receive (i) a lump sum cash amount equal to 2.0x (or, for Mr. Tenerelli, 1.0x) the sum of the NEO’s base salary and target annual bonus, (ii) a pro-rata portion of the NEO’s annual bonus for the year of termination based on actual performance, (iii) payment of or reimbursement for premiums to continue health coverage for 24 months (unless the NEO becomes eligible for coverage under another employer’s plan, at which time the reimbursements will cease), and (iv) full acceleration of any outstanding equity awards, with performance-based awards determined based on the terms of the applicable award agreement or, if the award agreement does not specify, based on the target level of performance.
●	In the event of a covered termination during the 24-month period following a change in control, each NEO is eligible to receive, in lieu of the benefits described in clause (i) above, a lump sum cash amount equal to 2.5x (or, for Mr. Tenerelli, 2.0x) the sum of the NEO’s base salary and target annual bonus. Each NEO is also eligible to receive the benefits described in clauses (ii)-(iv) above.

Additionally, in the event of an NEO’s death or disability, each NEO (or the NEO’s beneficiary or estate) is eligible to receive a pro-rata portion of the NEO’s target bonus for the year of termination and full acceleration of any outstanding equity awards, with performance-based awards determined based on the terms of the applicable award agreement or, if the award agreement does not specify, based on the target level of performance. All severance under the new employment agreements is subject to execution of a release of claims. Under the new employment agreements:

●	“Cause” generally means (i) material breach of the NEO’s obligations under any agreement with Seller, (ii) intentional misconduct or material violation of any material written policy, (iii) material breach of any fiduciary duty, or (iv) commission of a felony or crime involving fraud, embezzlement, dishonesty or moral turpitude, subject in the case of clauses (i), (ii) and (iii) to standard notice and cure provisions.
●	“Change in Control” generally means the occurrence of any one of the following: (i) any person becomes the beneficial owner of securities of the Company representing 50% or more of the combined voting power of the Company’s then outstanding securities, (ii) the incumbent directors (and those appointed or nominated by a majority of the incumbent directors) cease to constitute a majority of the Board, (iii) consummation of a merger or consolidation of the Company, other than any merger or consolidation which would result in the holders of the voting securities of the Company continuing to represent at least 50% of the combined voting power of the surviving entity, (iv) implementation of a plan of complete liquidation or dissolution of the Company, or (v) sale of all or substantially all of the Company’s assets to an entity, other than any sale to an entity where the holders of the voting securities of the Company represent at least 50% of the combined voting power of such entity.
●	“Good Reason” generally includes any of the following arising without the NEO’s prior written consent: (i) diminution in title, authority, duties or responsibilities, (ii) material reduction in base salary or target bonus, (iii) relocation of the NEO’s principal office by more than 50 miles, or (iv) material breach by Seller of any material provision of the employment agreement, in each case, subject to standard notice and cure provisions.

Director Compensation

Landsea Homes entered into a services agreement with each of its non-employee, independent directors, pursuant to which each director is provided a retainer to serve on the Landsea Homes Board and stipends for specific committee service, as described below:

●	Annual retainer of $80,000, paid on a monthly basis; and
●	Annual stipend of $30,000, paid on a monthly basis, for service as the chair of Landsea Homes’ Compensation Committee or Audit Committee.

The following table presents information regarding compensation paid to Landsea Homes’ directors for services rendered during the 2020 Fiscal Year:

Name	Fees Earned or Paid in Cash ($)	Total ($)
Bruce Frank	$110,000	$110,000
Tom Hartfield	$110,000	$110,000
Robert Miller	$80,000	$80,000
Martin Tian (1)	—	—
Joanna Zhou (1)	—	—

(1)	Because Landsea Homes only compensates its independent directors, Mr. Tian and Ms. Zhou did not receive compensation for their services as directors of Landsea Homes during the 2020 Fiscal Year.

Each of Messrs. Frank, Hartfield and Miller also received 2.57 shares of phantom stock under the Phantom Stock Plan on January 1, 2020, which were scheduled to vest on March 1, 2023, subject to each director’s continued service to Landsea Homes through such date. As described above under “Narrative Disclosure to the Summary Compensation Table-Long Term Incentive Compensation,” each share of phantom stock, including those held by the non-employee directors, became fully vested in connection with the Business Combination. Additionally, the nonemployee directors received settlement of their phantom equity awards in a combination of cash and shares of Common Stock. The following table sets forth the cash and Common Stock received by each non-employee director in connection with the Business Combination.

		Settlement Upon the Business Combination
Name	Number of Shares of Phantom Equity	Cash Payment	Number of Shares of Common Stock
Bruce Frank	7.85	$24,786.71	5,491
Tom Hartfield	7.85	$24,786.71	5,491
Robert Miller	7.85	$24,786.71	5,491
Martin Tian	0	$0	0
Joanna Zhou	0	$0	0

Effective as of April 1, 2021, members of our Board (other than Mr. Tian) who are not employees of the Company shall receive the following compensation under our director compensation program. The director compensation program also provides each member of the Board with reimbursement for reasonable travel and miscellaneous expenses incurred in attending meetings and activities of the Board and its committees.

Annual Cash Retainer:	$70,000
Committee Chairperson Retainers:
Audit Committee	$25,000
Compensation Committee	$20,000
Nominating and Governance Committee	$20,000
Executive Land Committee	$10,000
Committee Membership Retainers:
Audit Committee	$10,000
Compensation Committee	$8,000
Nominating and Governance Committee	$6,000
Executive Land Committee	$5,000
Lead Director Retainer:	$20,000
Value of Annual Equity Grant (RSUs):	$95,000

Compensation Committee Interlocks and Insider Participation

Other than our CEO’s, Mr. Ho’s, past service on the board of directors of the Seller in 2020, where directors Mr. Tian and Ms. Zhou are executive officers, no interlocking relationship exists between our Board or Compensation Committee and the board of directors or compensation committee of any other entity, nor has any interlocking relationship existed in the past. None of the members of our Compensation Committee has at any time during the prior three years been one of our officers or employees.

Item 12.               Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table sets forth information about our Common Stock that may be issued under equity compensation plans as of December 31, 2020. Our only equity compensation plan on of December 31, 2020 was the Incentive Plan.

Plan Category	(a) Number of Securities To be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (1)
Equity Compensation Plans Approved by Security Holders	—	—	6,000,000
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	—	—	6,000,000

(1)	This column reflects the total shares of our Common Stock remaining available for issuance under the Incentive Plan as of December 31, 2020.

Beneficial Ownership of Securities

The following table sets forth information known to the Company regarding beneficial ownership of shares of the Company’s Common Stock as of April 7, 2021 by:

●	each person known by the Company to be the beneficial owner of more than 5% of the Company’s outstanding common stock;
●	each of the Company’s named executive officers and directors; and
●	all executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options, warrants and certain other derivative securities that are currently exercisable or will become exercisable within 60 days. The percentage of beneficial ownership is based on 46,231,025 shares of Company Common Stock, 15,525,000 shares of public warrants, and 5,500,000 Private Placement Warrants issued and outstanding as of April 7, 2021. Public warrants entitle the holder to purchase one-tenth of one share of our Common Stock at $1.15 per one-tenth share ($11.50 per whole share of Common Stock), and they may only be exercised in amounts evenly divisible by ten. The Private Placement Warrants, registered under a Form S-1, entitle the holder to purchase one share of our Common Stock at a price of $11.50 per share, subject to adjustment. The public warrants and Private Placement Warrants are non-voting, but may be exercised at any time by the warrant holders.

Unless otherwise indicated, and subject to community property laws and similar laws, the Company believes that all parties named in the table below have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them, and the business address of each is 660 Newport Center Drive, Suite 300, Newport Beach, CA 92660.

Name and Address of Beneficial Owners	Number of Shares	Number of Private Placement Warrants	Ownership Percentage(%)
Ming (Martin) Tian(1)	32,878,265	2,200,000	65.8%
Qin (Joanna) Zhou	0	0	*
Thomas Hartfield	5,491	0	*
Bruce Frank	5,491	0	*
Tim Chang	0	0	*
Robert Miller	5,491	0	*
Elias Farhat(2)	2,227,835	2,799,600	9.4%
Scott Reed	0	0	*
John Ho(3)	85,561	0	*
Michael Forsum(4)	77,004	0	*
Franco Tenerelli	0	0	*
Philippe De Backer(5)	0	0	*
Alberto Bianchinotti(6)	0	0	*
All directors and officers as a group (11 individuals)	35,285,138	4,999,600	75.6%

Landsea Holdings Corporation(7)	32,878,265	2,200,000	65.8%
Level Field Capital, LLC(8) 600 Madison Avenue, Suite 1802 New York, NY 10022	2,227,835	2,799,600	9.4%

*	Less than one percent.
(1)	Includes shares and private placement warrants that Mr. Tian may be deemed to beneficially own by virtue of his relationship to the Seller, as described in Note 6 below. Mr. Tian disclaims beneficial ownership of these shares other than to the extent of any pecuniary interest he may have therein.
(2)	Includes shares and private placement warrants that Mr. Farhat may be deemed to beneficially own by virtue of his relationship to the Sponsor, as described in Note 7 below. Mr. Farhat disclaims beneficial ownership of these shares other than to the extent of any pecuniary interest he may have therein.
(3)	Excludes an additional 30,712 shares of fully vested Common Stock granted under the Landsea Homes Corporation 2020 Stock Incentive Plan that Mr. Ho beneficially owns as of April 7, 2021, but that, due to administrative error, are pending recording with the Company’s transfer agent.
(4)	Excludes an additional 19,354 shares of fully vested Common Stock granted under the Landsea Homes Corporation 2020 Stock Incentive Plan that Mr. Forsum beneficially owns as of April 7, 2021, but that, due to administrative error, are pending recording with the Company’s transfer agent.
(5)	As previously disclosed, Mr. Philippe De Backer resigned as CEO and director of LFAC effective July 22, 2020. Mr. De Backer’s beneficial ownership is based on his Form 3 filed with the SEC on March 5, 2019.
(6)	As previously disclosed, Mr. Albert Bianchinotti served as Chief Financial Officer of LFAC until January 7, 2021. Mr. Bianchinotti’s beneficial ownership is based on his Form 3 filed with the SEC on August 18, 2020.
(7)	Information based on the Schedule 13D filed by the Seller, Landsea Green, and Ming Tian (the “Landsea Parties”) with the SEC on January 19, 2021. The Landsea Parties disclosed shared voting and dispositive power over 32,878,265 shares and ownership of 2,200,000 private placement warrants. The Seller is the record holder of these shares. Seller is 100% owned indirectly by Landsea Green. Mr. Tian indirectly beneficially owns approximately 57.8% of Landsea Green through his interest in Easycorps Group Limited (“Easycorps”), Greensheid Corporation (“Greensheid”), and Landsea International Holdings Limited (“Landsea International”). Easycorps is wholly-owned by Mr. Tian. Greensheid is wholly-owned by Landsea International, which in turn is wholly-owned by Landsea Group (together with Greensheid, Easycorps, Landsea International, and those subsidiaries of Landsea International having a beneficial ownership interest in the Seller, the “Landsea Owners”). Mr. Tian is the controlling shareholder of Landsea Group. As a result, each of the Landsea Owners and Mr. Tian may be deemed to be a beneficial owner of any shares deemed to be beneficially owned by the Seller. The Landsea Owners and Mr. Tian disclaim beneficial ownership of these shares other than to the extent of any pecuniary interest they may have therein. The business address for the Landsea Owners and Mr. Tian are Landsea Group Co., Ltd, Building 5, Lane 280, Linhong Road, Changning District, Shanghai, China 200335.
(8)	Information based on the Schedule 13G filed by the Sponsor, Level Field Partners, LLC (“LF Partners”), Level Field Management, LLC (“LF Management”), Djemi Traboulsi, and Elias Farhat with the SEC on January 20, 2021 (the “LF Parties”). The LF Parties disclosed shared voting and dispositive power over 5,027,435 shares. This includes 2,227,835 shares of common stock and 2,799,600 private placement warrants. The Sponsor is the record holder of the shares reported. LF Partners is the managing member of the Sponsor. LF Management is the managing member of LF Partners. LF Management is managed by its two members, Elias Farhat and Djemi Traboulsi. Messrs. Farhat and Traboulsi may be deemed to indirectly beneficially own the shares of common stock directly beneficially owned by the Sponsor. Messrs. Farhat and Traboulsi disclaim beneficial ownership of these shares other than to the extent of any pecuniary interest they may have therein.

Item 13.               Certain Relationships and Related Transactions, and Director Independence

Policies and Procedures for the Company’s Related Person Transactions

Our Audit Committee charter provides that our Audit Committee must review policies and procedures for the review, approval and ratification of related person transactions, as defined in applicable SEC rules, review related person transactions, and oversee other related person transactions governed by applicable accounting standards.

Related Person Transaction Policy

We have adopted a written policy on transactions with “Related Persons,” defined in the policy as any (1) person who is or was (since the beginning of the Company’s last completed fiscal year, even if they do not presently serve in that role) an executive officer, director or nominee for election as a director, (2) greater than 5% beneficial owner of the Company’s common stock, or (3) the immediate family members of any of the foregoing. For purposes of this policy, an “Interested Transaction” is defined as any transaction, arrangement, relationship or series of similar transactions, arrangements or relationships (including any indebtedness or guarantee of indebtedness) in which (1) the aggregate amount involved since the beginning of the Company’s last completed fiscal year is or is expected to exceed $100,000 (including any periodic payments or installments due on or after the beginning of the Company’s last completed fiscal year and, in the case of indebtedness, the largest amount expected to be outstanding and the amount of annual interest thereon), (2) the Company or any of its subsidiaries is a participant, and (3) any Related Person has or will have a direct or indirect interest. The Audit Committee will review the material facts of all Interested Transactions that require the Audit Committee’s approval and either approve or disapprove of the entry into the Interested Transaction, taking into account, among other factors it deems appropriate, whether the Interested Transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the Related Person’s interest in such Interested Transaction. If advance Audit Committee approval of an Interested Transaction requiring the Audit Committee’s approval is not feasible, then the Interested Transaction will be considered and, if the Audit Committee determines it to be appropriate, ratified at the Audit Committee’s next regularly scheduled meeting. In addition, the policy provides standing pre-approval for certain types of transactions that the Audit Committee has reviewed and determined shall be deemed pre-approved.

Related Party Transactions

Founder Shares

In August 2017, LFAC issued an aggregate of 4,312,500 shares of Class B common stock to the Sponsor in exchange for an aggregate capital contribution of $25,000. In February 2018, the Sponsor forfeited 431,250 shares of Class B common stock (“Founder Shares”), resulting in a decrease in the total number of Founder Shares from 4,312,500 to 3,881,250. In June 2018, the Sponsor forfeited 267,300 Founder Shares and the anchor investor purchased 267,300 Founder Shares for an aggregate purchase price of $1,980. Of the 3,881,250 Founder Shares, the Sponsor agreed to forfeit an aggregate of up to 506,250 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters. As of June 22, 2018, the underwriter exercised its over-allotment option in full, hence, the 506,250 shares were no longer subject to forfeiture.

The Founder Shares automatically converted into Common Stock upon the consummation of the Business Combination on a one-for-one basis, pursuant to those certain Founders’ Waiver Agreements and BlackRock Waiver Agreement. The initial stockholders agreed not to transfer, assign or sell any of their Founder Shares until the earliest of (a) one year after the completion of the Business Combination, (b) subsequent to the Business Combination, if the last reported sale price of the Common Stock equals or exceeds $12.00 per share (as adjusted) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Business Combination, or (c) following the completion of the Business Combination, such future date on which the Company completes a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of our public stockholders having the right to exchange their common stock for cash, securities or other property.

Registration Rights

We entered into a Demand Registration Rights Agreement with respect to the warrants exercisable to purchase one share of Common Stock at an exercise price of $11.50 per share issued to the Sponsor, BlackRock Credit Alpha Master Fund L.P. and HC NCBR Fund (the “BlackRock Holders”) in a private placement in the closing date of the initial public offering (“IPO”) of LFAC (the “Private Placement Warrants”) and the shares of Common Stock issuable upon exercise of the foregoing and upon conversion of the Founder Shares. Pursuant to the Demand Registration Rights Agreement, each of those persons holding Founder Shares (each an “LF Capital Restricted Stockholder”) and their permitted transferees can demand that we register the shares of Common Stock into which Founder Shares will automatically convert at the time of the consummation of the Business Combination. Holders of our Private Placement Warrants and their permitted transferees can demand that we register the Private Placement Warrants and the shares of Common Stock issuable upon exercise of the Private Placement Warrants. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of the Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Office Space and Related Support Services

LFAC agreed, commencing on the effective date of the IPO in June 2018 through the earlier of its consummation of a Business Combination and its liquidation, to pay the Sponsor a monthly fee of $10,000 or an affiliate of the Sponsor for office space, utilities and secretarial and administrative support. LFAC incurred $120,000 and $60,000 in fees related to this service during the years ended December 31, 2019 and 2018.

Board Member Agreement

In September 2017, LFAC entered into an agreement with B. Prot Conseils, an entity controlled by Mr. Baudouin Prot, the former chairman of the Board, pursuant to which, he would be paid a cash fee of $150,000 per annum in exchange for his service. The agreement was effective as of October 1, 2017 and lasted until December 2019. On January 7, 2021, immediately prior to the consummation of the Business Combination, LFAC and Mr. Prot amended the arrangement to provide a one-time payment of $75,000 in connection with prior services rendered to the company, conditioned upon LFAC successfully completing an acquisition of a target company prior to January 22, 2021. On January 7, 2021, LFAC successfully completed the Business Combination and the $75,000 was paid to B. Prot Conseils. Mr. Prot resigned as chairman of the Board concurrent with the consummation of the Business Combination.

Accounting Services

Alberto Bianchinotti, our chief financial officer prior to the Business Combination, is the sole owner of the accounting services firm, AM Knight Financial Services. LFAC paid AM Knight Financial Services to provide certain accounting services to us prior to Mr. Bianchinotti’s appointment as chief financial officer prior to the Business Combination. For the years ended December 31, 2018, 2019 and 2020, LFAC paid AM Knight Financial Services $72,800, $79,300 and $55,200, respectively.

Related Party Loans

In order to finance transaction costs in connection with an initial business combination, the Sponsor or an affiliate of the Sponsor, or certain of LFAC’s officers and directors agreed to loan LFAC money pursuant to the loans from the Sponsor or an affiliate of the Sponsor, or certain of LFAC’s officers or directors, to finance transaction costs in connection with an initial business combination (the “Working Capital Loans”), including the working capital loans issued pursuant to the Convertible Note (defined below) and the Promissory note (defined below).

The Sponsor had agreed to loan LFAC an aggregate of up to $300,000 to be used for the payment of costs related to the IPO. In April 2018, the Sponsor amended the note to increase the principal amount to $500,000. The loan was non-interest bearing, unsecured and due on the earlier of December 31, 2018 or the closing of the IPO. LFAC fully repaid the loan from the proceeds of the IPO not being placed in the Trust Account on June 22, 2018.

On July 16, 2020, LFAC issued a promissory note (the “Promissory Note”) to the Sponsor, pursuant to which, the Sponsor agreed to provide a Working Capital Loan to LFAC of up to $3.0 million. The Promissory Note was to be repaid on the earlier of (i) December 31, 2020 and (ii) the effective date of the Business Combination, without interest. On July 16, 2020, LFAC received $1.0 million in loan proceeds pursuant to the Promissory Note, which increased the outstanding principal balance of the Promissory Note to $1.0 million. The Sponsor agreed to forgive all amounts due under the Promissory Note for no consideration upon the consummation of the Business Combination.

On March 4, 2019, LFAC issued a convertible note (the “Convertible Note”) to the Sponsor, pursuant to which, the Sponsor agreed to provide a Working Capital Loan to LFAC of up to $1.5 million. On June 16, 2020, LFAC amended the Convertible Note, pursuant to which the maturity date of the note was extended to the earlier of (i) December 31, 2020 and (ii) the effective date of a business combination. The Working Capital Loans issued pursuant to the Convertible Note could either be repaid upon consummation of an initial business combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans could be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant. However, the Sponsor agreed to receive as full repayment of the Convertible Note, a cash payment upon the consummation of the Business Combination, which occurred on January 7, 2021.

In addition, LFAC’s officers, directors or any of their affiliates or designees agreed, if LFAC did not have the funds necessary to make a deposit of $0.03 per month, to make contributions to LFAC as a loan of $0.03 for each share of Class A common stock. The contributions did not bear any interest and were settled upon the consummation of the Business Combination.

Sponsor Surrender Agreement

Concurrently with the execution of that certain Agreement and Plan of Merger dated August 31, 2020 (the “Merger Agreement”), the Sponsor, LFAC, the Seller, and Landsea entered into the Sponsor Surrender Agreement, pursuant to which, the Sponsor agreed to (i) forfeit to the Company for no consideration 2,260,000 Private Placement Warrants and 600,000 Founder Shares that were converted into shares of our Common Stock at the closing of the Business Combination, (ii) forfeit up to 500,000 shares of its converted Founder Shares contingent upon the valuation of the Common Stock reaching certain thresholds during the twenty-four month period following the closing of the Business Combination, (iii) transfer to the Seller 2,200,000 Private Placement Warrants immediately prior to the closing of the Business Combination and 500,000 shares of Common Stock immediately after the closing of the Business Combination (with such Common Stock subject to the contingencies noted in clause (ii) above), (iv) cancel and forgive all amounts owed to Sponsor pursuant to the Promissory Note, and (v) receive a cash payment in lieu of converting outstanding amounts due under the Convertible Note upon the consummation of the Business Combination, in each case on terms and subject to the conditions set forth therein.

Founders’ Waiver Agreements

Concurrently with the execution of the Merger Agreement, LFAC, the Seller, Landsea Homes and each of the LF Capital Restricted Stockholders entered into Founders’ Waiver Agreements, pursuant to which each LF Capital Restricted Stockholder agreed to (i) waive certain of their anti-dilution, conversion, and redemption rights with respect to their Founder Shares and (ii) agreed to convert their Founder Shares into shares of the Company’s common stock on a one-for-one basis. Additionally, each of the LF Capital Restricted Stockholders, other than the BlackRock Holders, agreed to waive their redemption rights with respect to any Common Stock they own.

Additionally, LFAC and the BlackRock Holders entered into that certain BlackRock Waiver Agreement, pursuant to which each of the BlackRock Holders agreed to (i) waive certain of their anti-dilution and conversion rights with respect to their Founder Shares and (ii) agreed to convert their Founder Shares into shares of the Company’s Common Stock on a one-for-one basis. In addition, the LF Capital Restricted Stockholders, other than the BlackRock Holders, entered into letter agreements providing that, during the period commencing on the Closing Date and continuing until the earlier of (i) one year following the closing of the Business Combination and (ii) subsequent to the closing of the Business Combination, (x) if the last sale price of the Common Stock equals or exceeds $12.00 per share (adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days following the closing of the Business Combination or (y) the date following the closing of the Business Combination on which the Company completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of the Company for cash, securities or other property, are restricted from transferring or selling their Common Stock, in each case on terms and subject to the conditions set forth therein. The Company also entered into Lock-up Agreements at the closing of the Business Combination, with each of the Seller and the Sponsor, on similar terms to the aforementioned letter agreement.

Indemnification Agreement

Concurrent with the execution of the Merger Agreement, LFAC entered into an Indemnification Agreement, whereby it agreed that it would (i) not amend, waive, terminate or otherwise modify the BlackRock Waiver Agreement without the prior written consent of the Seller and (ii) enforce the obligations thereunder. The Sponsor agreed to (i) indemnify the Company and the Seller for all reasonably documented out-of-pocket costs the Company or Seller may incur in connection with enforcing the Indemnification Agreement and the BlackRock Waiver Agreement and (ii) immediately after the closing of the Business Combination, forfeit such number of Common Stock of the Company equal to the number of shares of Founder Shares held by the BlackRock Holders that are converted into Common Stock at or as a result of the closing of the Business Combination less the number of Founder Shares held by the BlackRock Holders immediately prior to the Business Combination.

Founders’ Voting and Support Agreement

Concurrent with the execution of the Merger Agreement, the Seller and the LF Capital Restricted Stockholders, other than the BlackRock Holders, entered into that certain Voting and Support Agreement with LFAC and the Seller, pursuant to which each of the LF Capital Restricted Stockholders party thereto agreed to, among other things, vote their Founder Shares and other acquired Common Stock (representing as of September 17, 2020, approximately 22.6% of the voting power of LFAC (i) in favor of the adoption of the Merger Agreement and the accompanying transaction, (ii) against any action, proposals, transaction or agreement that would result in a breach of any representation, warrant, covenant, obligation or agreement of LFAC or Merger Sub contained in the Merger Agreement, and (iii) in favor or the proposals set forth in the corresponding proxy statement. Additionally, each LF Capital Restricted Stockholder party thereto has agreed to certain standstill obligations, in each case on terms and subject to the conditions set forth therein. The Voting and Support Agreement terminated upon the closing of the Business Combination.

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

Lock-up Agreement

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

License Agreement

On the Closing Date, Seller, the Company, and Licensees, entered into a License Agreement, pursuant to which, the Seller agreed, among other things, to grant the Company and each of its subsidiaries an exclusive license to use the “Landsea” trademark in connection with the “domestic homebuilding business” (as such term is defined in the Stockholder’s Agreement). The License Agreement is for a term of ten years from the Closing Date, subject to customary notification and extension terms. In addition, the License Agreement is subject to certain Company usage standards and the Seller continuing to indirectly own, together with its affiliates, more than 6% of our Common Stock, in each case on terms and subject to the conditions set forth therein.

Management Agreement

On January 6, 2021, the Seller and Landsea entered into a Management Agreement, whereby Landsea agreed to provide certain management services for the Seller with respect to the Seller’s development located at 212 W. 93rd Street, New York, New York.

Director Independence

Our Board has determined Messrs. Frank, Hartfield, Miller, Chang and Farhat are independent within the meaning of Nasdaq Listing Rule 5605(a)(2). In making these independence determinations, our Board has reviewed and discussed information provided by the directors to us with regard to each director’s business and personal activities and relationships as they may relate to us and our management, including Mr. Farhat’s beneficial ownership following the Business Combination of 9.4% of the Company (including 2,227,835 shares of the Company’s Common Stock and 2,799,600 private placement warrants) by virtue of his relationship to the Sponsor, Level Field Capital, LLC, of which Mr. Farhat is a co-managing member. In addition to determining whether each director satisfies the director independence requirements set forth in the Nasdaq listing rules, in the case of members of the Audit Committee, our Board has also made an affirmative determination that members satisfy separate independence requirements under the SEC rules for such members.

The Compensation Committee comprises at least five directors, with at least two directors meeting Nasdaq independence requirements, and otherwise meets Nasdaq compensation committee composition requirements as provided for in the Stockholder’s Agreement. Pursuant to the Nasdaq listing rules, as a “controlled company,” we are not required to have a compensation committee composed entirely of independent directors; however, at such time as we cease to qualify as a “controlled company” under the Nasdaq rules, each member of the Compensation Committee will satisfy Nasdaq’s independence requirements, subject to any applicable transition periods.

Under the Nasdaq listing rules and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent.

Controlled Company Exception

The Seller beneficially owns a majority of the voting power of all outstanding shares of the Company’s common stock, making us a “controlled company.” Pursuant to Nasdaq listing rules, a “controlled company” may elect not to comply with certain Nasdaq listing rules that would otherwise require it to have: (i) a board of directors comprised of a majority of independent directors; (ii) compensation of our executive officers determined by a majority of the independent directors or a compensation committee comprised solely of independent directors; (iii) a compensation committee charter which, among other things, provides the compensation committee with the authority and funding to retain compensation consultants and other advisors; and (iv) director nominees selected, or recommended for the board’s selection, either by a majority of the independent directors or a nominating committee comprised solely of independent directors. We currently rely on the exemptions described in clauses (i), (ii) and (iv) above. Accordingly, the Company’s stockholders do not have the same protections afforded to stockholders of companies that are subject to all of the Nasdaq corporate governance requirements. In the event that we cease to be a “controlled company” and our shares continue to be listed on the Nasdaq, we will be required to comply with these provisions within the applicable transition periods.

Item 14.               Principal Accountant Fees and Services

The following is a summary of fees paid or to be paid to PricewaterhouseCoopers LLP (“PwC”) for services rendered over the prior two fiscal years.

	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019
Audit Fees(1)	$1,028,000	$531,362
Audit-Related Fees(2)	$927,763	$132,780
Tax Fees	$0	$0
All Other Fees(3)	$1,800	$0
Total	$1,957,563	$664,142

(1) Audit fees are the aggregate fees bills or expected to be billed for each of fiscal 2020 and 2019 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of quarterly financial statements for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

(2) Audit-related fees are the aggregate fees bills or expected to be billed for each of fiscal 2020 and 2019 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements.

(3) All other fees are the aggregate fees bills or expected to be billed for each of fiscal 2020 and 2019 for products and services provided by the principal accountant, including a subscription fee for access to PwC’s professional literature guide online.

Pre-Approval Policy

The Audit Committee has adopted an Audit and Non-Audit Services Pre-Approval Policy, under which the Audit Committee annually reviews and pre-approves the services that are expected to be provided by the outside auditor. Any engagement to provide audit or non-audit services that has not been pre-approved through that process must be specifically pre-approved by the Audit Committee if it is to be provided by the outside auditor. All of the services provided by PwC to us since their appointment were pre-approved by the Audit Committee.

PART IV

Item 15.               Exhibits and Financial Statement Schedules

(a) The following documents were filed as a part of the Original Filing beginning on page F-1:

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

3. Exhibits

See exhibits listed under Part (b) below.

(b) Exhibits

EXHIBIT INDEX

Exhibit Number	Description
2.1+	Merger Agreement, dated August 31, 2020, by and among LF Capital Acquisition Corp., LFCA Merger Sub, Inc., Landsea Homes Incorporated and Landsea Holdings Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 31, 2020)
3.1	Second Amended and Restated Certificate of Incorporation of Landsea Homes Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 13, 2021)
3.2	Second Amended and Restated Bylaws of Landsea Homes Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 13, 2021)
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed with the SEC on February 24, 2020)
4.2	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K filed with the SEC on February 24, 2020)
4.3	Warrant Agreement, dated June 19, 2018, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K filed with the SEC on February 24, 2020)
4.4	First Amendment to the Warrant Agreement, dated January 7, 2021, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on January 13, 2021)
4.5**	Description of Securities (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2021)

10.1	Stockholder’s Agreement, by and between Landsea Homes Corporation and Landsea Holdings Corporation, dated January 7, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 13, 2021)
10.2^	Landsea Homes Corporation 2020 Stock Incentive Plan (incorporated by reference to Annex F to the Company’s Definitive Proxy Statement on Form DEF 14A filed with the SEC on November 23, 2020)
10.3	Seller Lock-Up Agreement, by and between Landsea Holdings Corporation and Landsea Homes Corporation, dated January 7, 2021 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on January 13, 2021)
10.4	Sponsor Lock-Up Agreement, by and between Level Field Capital, LLC, Bandouin Prot, Scott Reed, Elias Farhat, Djemi Traboulsi, James Erwin, Gregory Wilson and Landsea Homes Corporation, dated January 7, 2021 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on January 13, 2021)
10.5	Sponsor Lock-Up Agreement, by and among Level Field Capital, LLC, Karen Wendel and Landsea Homes Corporation, dated January 7, 2021 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on January 13, 2021)
10.6	Trademark License Agreement, by and among Landsea Homes Corporation and certain of its subsidiaries set forth on Exhibit A thereto and Landsea Group Co., Ltd., dated January 7, 2021 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on January 13, 2021)
10.7^	Employment Agreement of John Ho, by and between Landsea Holdings Corporation and John Ho, dated August 31, 2020, and assigned to and assumed by Landsea Homes Corporation on January 7, 2021 (incorporated by reference to Annex O-1-1 to the Company’s Definitive Proxy Statement on Form DEF 14A filed with the SEC on November 23, 2020)
10.8^	Employment Agreement of Michael Forsum, by and between Landsea Holdings Corporation and Michael Forsum, dated August 31, 2020, and assigned to and assumed by Landsea Homes Corporation on January 7, 2021 (incorporated by reference to Annex O-2-1 to the Company’s Definitive Proxy Statement on Form DEF 14A filed with the SEC on November 23, 2020)
10.9^	Employment Agreement of Franco Tenerelli, by and between Landsea Holdings Corporation and Franco Tenerelli, dated August 31, 2020, and assigned to and assumed by Landsea Homes Corporation on January 7, 2021 (incorporated by reference to Annex O-3-1 to the Company’s Definitive Proxy Statement on Form DEF 14A filed with the SEC on November 23, 2020)
10.10^**	Form of Landsea Homes Corporation Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2021)
10.11+**	Second Modification Agreement to Senior Secured Credit Agreement (Revolving/Borrowing Base), effective as of May 28, 2019, by and among Landsea Homes- WAB LLC, Western Alliance Bank, and lenders (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2021)
10.12**	Third Amendment to Credit Agreement, dated as of August 28, 2019, by and among Landsea Homes- WAB LLC, Western Alliance Bank, Flagstar Bank, FSB, the lenders and other loan parties (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2021)
10.13**	Fourth Amendment to Credit Agreement, dated as of August 27, 2020, by and among Landsea Homes- WAB LLC, Western Alliance Bank, the lenders and other loan parties (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2021)
10.14**	Fifth Amendment to Credit Agreement, dated as of December 14, 2020, by and among Landsea Homes- WAB LLC, Western Alliance Bank, the lenders and other loan parties (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2021)
10.15**	Sixth Amendment to Credit Agreement, dated as of December 31, 2020, by and among Landsea Homes- WAB LLC, Western Alliance Bank, the lenders and other loan parties (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2021)

10.16+**	Credit Agreement, dated January 15, 2020, by and among Landsea Homes- WAB 2 LLC and Western Alliance Bank, and the lenders (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2021)
10.17+**	First Amendment to Credit Agreement, dated May 15, 2020, by and among Landsea Homes- WAB 2 LLC and Western Alliance Bank, the lenders and other loan parties (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2021)
10.18+**	Second Amendment to Credit Agreement, dated October 27, 2020, by and among Landsea Homes- WAB 2 LLC, Western Alliance Bank, the lenders and loan parties (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2021)
10.19**	Third Amendment to Credit Agreement, dated December 30, 2020, by and among Landsea Homes- WAB 2 LLC, Western Alliance Bank, the lenders and other loan parties (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2021)
10.20+**	Fourth Amendment to Credit Agreement, dated as of February 26, 2021, by and among Landsea Homes- WAB 2 LLC, Western Alliance Bank, the lenders and the other loan parties (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2021)
10.21	Letter Agreement, dated June 19, 2018, by and among the Company, each of its officers, directors, and Level Field Capital, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 25, 2018)
10.22**	Investor Representation Letter, dated January 7, 2021, by Landsea Holdings Corporation (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2021)
10.23	Registration Rights Agreement, dated June 19, 2018, by and between the Company and Level Field Capital, LLC, James Erwin, Karen Wendel, Gregory P. Wilson, Multi-Strategy Master Fund Limited, BlackRock Credit Alpha Master Fund L.P and HC NCBR Fund (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 25, 2018)
10.24	Form of LF Capital Acquisition Corp. Director and Officer Indemnity Agreement, incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Company’s registration statement on Form S-1 filed with the SEC on June 13, 2018)
10.25	Sponsor Waiver, Forfeiture and Deferral Agreement, dated August 31, 2020, by and between Level Field Capital, LLC, LF Capital Acquisition Corp., Landsea Holdings Corporation and Landsea Homes Incorporated (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 31, 2020)
16.1	Letter from RSM US LLP addressed to the Securities and Exchange Commission, dated as of March 24, 2021 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 24, 2021)
21.1**	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2021)
31.1**	Certification of John Ho, Chief Executive Officer of Landsea Homes Corporation, pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 31.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2021)
31.2**	Certification of John Ho, Interim Chief Financial Officer of Landsea Homes Corporation, pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 31.2 to the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2021)
31.3*	Certification of John Ho, Chief Executive Officer of Landsea Homes Corporation, pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934
31.4*	Certification of John Ho, Interim Chief Financial Officer of Landsea Homes Corporation, pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934
32.1***	Certification of John Ho, Chief Executive Officer and Interim Chief Financial Officer of Landsea Homes Corporation, pursuant to 18 U.S.C. Section 1350 (incorporated by reference to Exhibit 32.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2021)

101**	The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL: (i) Balance Sheets as of December 31, 2020 and 2019; (ii) Statements of Operations for the years ended December 31, 2020 and 2019, (iii) Statements of Changes in Stockholders’ Equity for the years ended December 31, 2020 and 2019; (iv) Statements of Cash Flows for the years ended December 31, 2020 and 2019; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
104**	The Cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL (included as Exhibit 101).

*	Filed herewith.
**	Previously filed with the Original Filing.
***	Previously furnished with the Original Filing.
^	Management contract or compensatory plan or arrangement.
+	Certain schedules to or portions of this Exhibit have been omitted in accordance with Item 601(b)(10) of Regulation S-K. The Company hereby agrees to furnish supplementally a copy of all omitted schedules to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANDSEA HOMES CORPORATION

Date:	By:	/s/ John Ho
April 30, 2021		Name: John Ho Title: Chief Executive Officer