Form 10-Q
period 2021-03-31
Landsea Homes Corp
filed 2021-05-17
CIK 1721386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-38545
Landsea Homes Corporation
(Exact Name of Registrant as Specified in Its Charter)

Delaware	82-2196021
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

660 Newport Center Drive, Suite 300
Newport Beach, CA	92660
(Address of Principal Executive Offices,	(Zip Code)
(949) 345-8080
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	LSEA	The Nasdaq Capital Market
Warrants exercisable for Common Stock	LSEAW	The Nasdaq Capital Market
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

As of May 7, 2021, 46,281,091 Class A common stock, par value $0.0001 per share, were issued and outstanding.

Landsea Homes Corporation
Form 10-Q Index
For the Three Months Ended March 31, 2021

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Landsea Homes Corporation
Consolidated Balance Sheets - (Unaudited)
(in thousands, except share and per share amounts)

	March 31, 2021	December 31, 2020
Assets
Cash and cash equivalents	$190,736	$105,778
Cash held in escrow	4,138	11,618
Restricted cash	—	4,270
Real estate inventories (including related party interest of $15,819 and $18,721, respectively)	724,437	687,819
Due from affiliates	3,097	2,663
Investment in and advances to unconsolidated joint ventures (including related party interest of $972 and $1,320, respectively)	17,172	21,342
Goodwill	20,705	20,705
Other assets	27,254	41,569
Total assets	$987,539	$895,764

Liabilities
Accounts payable	$40,826	$36,243
Accrued expenses and other liabilities	51,994	62,869
Due to affiliates	2,357	2,357
Warrant liability	16,225	—
Notes and other debts payable, net	319,479	264,809
Total liabilities	430,881	366,278

Commitments and contingencies

Equity
Stockholders' equity:
Preferred stock, $0.0001 par value, 50,000,000 shares authorized, none issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized, 46,231,025 and 32,557,303 issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	5	3
Additional paid-in capital	530,427	496,171
Retained earnings	24,937	32,011
Total stockholders' equity	555,369	528,185
Noncontrolling interests	1,289	1,301
Total equity	556,658	529,486
Total liabilities and equity	$987,539	$895,764
See accompanying notes to the consolidated financial statements.

Landsea Homes Corporation
Consolidated Statements of Operations - (Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2021	2020
Revenue
Home sales	$154,765	$136,295
Lot sales	5,654	—
Total revenue	160,419	136,295

Cost of sales
Home sales (including related party interest of $2,902 and $2,846, respectively)	136,841	119,568
Lot sales	4,780	—
Total cost of sales	141,621	119,568

Gross margin
Home sales	17,924	16,727
Lot sales	874	—
Total gross margin	18,798	16,727

Sales and marketing expenses	9,931	9,636
General and administrative expenses	14,986	10,016
Total operating expenses	24,917	19,652

(Loss) from operations	(6,119)	(2,925)

Other (expense) income, net	(61)	809
Equity in net (loss) income of unconsolidated joint ventures (including related party interest of $348 and $278, respectively)	(21)	(1,743)
(Loss) on remeasurement of warrant liability	(4,950)	—
Pretax (loss)	(11,151)	(3,859)

(Benefit) for income taxes	(4,065)	(1,235)

Net (loss)	(7,086)	(2,624)
Net (loss) attributed to noncontrolling interests	(12)	(88)
Net (loss) attributable to Landsea Homes Corporation	$(7,074)	$(2,536)

(Loss) per share:
Basic and diluted	$(0.16)	$(0.08)

Weighted average common shares outstanding:
Basic and diluted	44,245,847	32,557,303
See accompanying notes to the consolidated financial statements.

Landsea Homes Corporation
Consolidated Statements of Equity - (Unaudited)
(in thousands, except shares)

	Common Stock
	Shares	Amount	Additional paid-in capital	Retained earnings	Noncontrolling interests	Total stockholders' equity
Balance at December 31, 2020	1,000	$—	$496,174	$32,011	$1,301	$529,486
Retroactive application of recapitalization	32,556,303	3	(3)	—	—	—
Adjusted balance, beginning of period	32,557,303	$3	$496,171	$32,011	$1,301	$529,486
Recapitalization transaction, net of fees and deferred taxes	13,673,722	2	31,880	—	—	31,882
Stock-based compensation expense	—	—	2,376	—	—	2,376
Net loss	—	—	—	(7,074)	(12)	(7,086)
Balance at March 31, 2021	46,231,025	$5	$530,427	$24,937	$1,289	$556,658

	Common Stock
	Shares	Amount	Additional paid-in capital	Retained earnings	Noncontrolling interests	Total stockholders' equity
Balance at December 31, 2019	1,000	$—	$524,516	$40,962	$17,892	$583,370
Retroactive application of recapitalization	32,556,303	3	(3)	—	—	—
Adjusted balance, beginning of period	32,557,303	$3	$524,513	$40,962	$17,892	$583,370
Contributions from noncontrolling interests	—	—	—	—	150	150
Net loss	—	—	—	(2,536)	(88)	(2,624)
Net transfers from parent	—	—	(6,735)	—	—	(6,735)
Balance at March 31, 2020	32,557,303	$3	$517,778	$38,426	$17,954	$574,161
See accompanying notes to the consolidated financial statements.

Landsea Homes Corporation
Consolidated Statements of Cash Flows - (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2021	2020
	(dollars in thousands)
Cash flows from operating activities:
Net (loss)	$(7,086)	$(2,624)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation and amortization	914	816
Loss on remeasurement of warrant liability	4,950	—
Stock-based compensation expense	2,376	—
Abandoned project costs	88	—
Equity in net loss of unconsolidated joint ventures	21	1,743
Deferred taxes	116	(659)
Changes in operating assets and liabilities:
Cash held in escrow	7,480	(2,291)
Real estate inventories	(35,755)	(245)
Due from affiliates	(434)	(272)
Other assets	(4,539)	1,509
Accounts payable	4,583	515
Accrued expenses and other liabilities	(11,060)	(7,846)
Due to affiliates	—	281
Net cash (used in) operating activities	(38,346)	(9,073)

Cash flows from investing activities:
Purchases of property and equipment	(157)	(460)
Distributions of capital from unconsolidated joint ventures	4,149	—
Payments for business acquisition, net of cash acquired	—	(128,528)
Net cash provided by (used in) investing activities	3,992	(128,988)

Cash flows from financing activities:
Borrowings from notes and other debts payable	154,017	195,686
Repayments of notes and other debts payable	(100,062)	(89,246)
Proceeds from merger, net of fees and other costs	64,434	—
Repayment of convertible note	(1,500)	—
Contributions from noncontrolling interests	—	150
Deferred offering costs paid	(1,612)	(1,194)
Debt issuance costs paid	(235)	(2,252)
Cash (distributed to) parent, net	—	(6,735)
Net cash provided by financing activities	115,042	96,409

Net increase (decrease) in cash, cash equivalents, and restricted cash	80,688	(41,652)
Cash, cash equivalents, and restricted cash at beginning of period	110,048	156,378
Cash, cash equivalents, and restricted cash at end of period	$190,736	$114,726
See accompanying notes to the consolidated financial statements.

Landsea Homes Corporation
Notes to Consolidated Financial Statements - (unaudited)

1.    Company
Landsea Homes Corporation (“LHC” or the “Company”), a majority owned subsidiary of Landsea Holdings Corporation (“Landsea Holdings”), together with its subsidiaries, is engaged in the acquisition, development and building of lots, homes, and condominiums in California, Arizona, New York, and New Jersey. The Company's operations are organized into the following three reportable segments: Arizona, California, and Metro New York.
On August 31, 2020, LHC and its parent, Landsea Holdings, entered into an Agreement and Plan of Merger (the “Merger Agreement”), with LF Capital Acquisition Corp. (“LF Capital”) and LFCA Merger Sub, Inc. (the “Merger Sub”), a direct, wholly-owned subsidiary of LF Capital. The Merger Agreement provided for, among other things, the merger of Merger Sub with and into Landsea Homes Incorporated ("LHI"), previously a wholly-owned subsidiary of Landsea Holdings, with LHI continuing as the surviving corporation (the "Merger").
On January 7, 2021 (the "Closing Date"), the Merger was consummated pursuant to the Merger Agreement (the "Closing"). The name of the surviving company, LF Capital Acquisition Corp., was changed at that time to Landsea Homes Corporation. Subject to the terms of the Merger Agreement, Landsea Holdings received $343.8 million of stock consideration, consisting of 32.6 million newly issued shares of LF Capital Acquisition Corp.’s publicly-traded Class A common stock. The shares were valued at $10.56 per share for purposes of determining the aggregate number of shares payable to Landsea Holdings (the “Stock Consideration”).
Upon Closing, Level Field Capital, LLC (the “Sponsor”) held 1.0 million shares which are subject to surrender and forfeiture for no consideration in the event the common stock does not reach certain thresholds during the twenty-four month period following the closing of the Merger (“Earnout Shares”). The Sponsor transferred 0.5 million Earnout Shares to Landsea Holdings. Additionally, the Sponsor forfeited 2.3 million private placement warrants and transferred 2.2 million private placement warrants to Landsea Holdings (such private placement warrants, each exercisable to purchase one share of Common Stock at an exercise price of $11.50 per share, are referred to as the “Private Placement Warrants”, together with the public warrants they are referred to as the "Warrants").

In connection with the Merger, the Company received $64.4 million from the Merger after payments of $28.7 million related to the public warrant amendment and of $7.5 million in transaction expenses incurred. The Company incurred direct and incremental costs of approximately $16.7 million related to the equity issuance, consisting primarily of investment banking, legal, accounting and other professional fees, which were recorded to additional paid-in capital as a reduction of proceeds. The Company recorded $2.7 million in general and administrative expenses in the three months ended March 31, 2021 related to the accelerated vesting of the phantom awards. The Company paid cash of $2.9 million for the phantom stock awards and issued 0.2 million shares with an issuance date value of $1.9 million at the time of the Merger.
The Merger was accounted for as a reverse recapitalization. Under this method of accounting, LF Capital is treated as the “acquired” company for financial reporting purposes. This determination was primarily based on the current stockholder of LHC, Landsea Holdings, having a relative majority of the voting power of the combined entity, the operations of LHI prior to the Merger comprising the only ongoing operations of the combined entity, and senior management of LHI comprising the senior management of the combined entity. Accordingly, for accounting purposes, the financial statements of the combined entity represent a continuation of the financial statements of LHI with the acquisition being treated as the equivalent of LHI issuing stock for the net assets of LF Capital, accompanied by a recapitalization. The net assets of LHI are stated at historical cost, with no goodwill or other intangible assets recorded. The shares and net (loss) income per share available to holders of the LHI’s common stock, prior to the Merger, have been retroactively restated as shares reflecting the exchange ratio established in the Merger Agreement.

2.     Summary of Significant Accounting Policies
Basis of Presentation and Consolidation—The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP")

Landsea Homes Corporation
Notes to Consolidated Financial Statements - (unaudited)
and include the accounts of the Company and all subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
Prior to the Merger, the Company was historically funded as part of Landsea Holdings' treasury program. Cash and cash equivalents were primarily centrally managed through bank accounts legally owned by Landsea Holdings. Accordingly, cash and cash equivalents held by Landsea Holdings at the corporate level were not attributed to the Company for any of the periods presented prior to the Merger. Only cash amounts legally owned by entities consolidated by the Company are reflected in the consolidated balance sheets. Transfers of cash, both to and from Landsea Holdings' treasury program, were reflected as a component of additional paid-in capital in the consolidated balance sheets and as a financing activity on the accompanying consolidated statements of cash flows. As the functional departments that made up the Company were not held by a single legal entity, balances between the Company and Landsea Holdings that were not historically cash settled were included in additional paid-in capital.
Landsea Holdings holds a series of notes payable to affiliated entities of its parent. The cash Landsea Holdings received from this debt was partially utilized to fund operations of the Company. Related party interest incurred by Landsea Holdings (the “Related Party Interest”) was historically pushed down to the Company and reflected on the consolidated balance sheets of the Company, primarily in real estate inventories, and on the consolidated statements of operations in cost of sales. Refer to Note 5 - Capitalized Interest for further detail. As the Company did not guarantee the notes payable nor have any obligations to repay the notes payable, and as the notes payable will not be assigned to the Company, the notes payable do not represent the liability of the Company and accordingly have not been reflected in the consolidated balance sheets. Additionally, in connection with the Merger, LHC is precluded from repaying Landsea Holdings' notes payable to the affiliated entities of its parent. Therefore, as of January 7, 2021, the Related Party Interest is no longer pushed down to LHC.

During the periods presented in the consolidated financial statements prior to the Merger, the Company was included in the consolidated U.S. federal, and certain state and local income tax returns filed by Landsea Holdings, where applicable. Income tax expense and other income tax related information contained in these consolidated financial statements are presented on a separate return basis as if the Company had filed its own tax returns. Additionally, certain tax attributes such as net operating losses or credit carryforwards are presented on a separate return basis, and accordingly, may differ in the future. In jurisdictions where the Company has been included in the tax returns filed by Landsea Holdings, any income tax payables or receivables resulting from the related income tax provisions have been reflected in the consolidated balance sheets and the effect of the push down is reflected within additional paid-in capital.

Management of the Company believes that the assumptions underlying the consolidated financial statements reasonably reflect the utilization of services provided or benefit received by the Company during the periods presented. Nevertheless, the consolidated financial statements may not be indicative of the Company’s future performance and therefore periods prior to the Merger do not necessarily reflect the results of operations, financial position, or cash flows of the Company if it had been an independent entity during those periods.
The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") and should be read in conjunction with our consolidated financial statements and notes thereto included in our Current Report on Form 8-K/A for the year ended December 31, 2020 filed with the SEC on March 12, 2021. The accompanying unaudited consolidated financial statements include all adjustments (consisting of normal recurring entries) necessary for the fair statement of our results for the interim periods presented. Results for the interim periods are not necessarily indicative of the results to be expected for the full year due to seasonal variations and other factors.
Use of Estimates—The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ materially from these estimates.

Landsea Homes Corporation
Notes to Consolidated Financial Statements - (unaudited)
Warrant liability—The Company’s outstanding Private Placement Warrants are presented on the consolidated balance sheets as a liability recorded at fair value with subsequent changes in fair value recognized in the consolidated statement of operations at each reporting date as a gain (loss) on remeasurement of the warrant liability. Each Private Placement Warrant is exercisable at $11.50 into one share of common stock. The Warrants will expire five years after the completion of the Merger or earlier upon redemption or liquidation. Refer to Note 16 - Stockholders' Equity for additional information on the Warrants. The fair value of the Private Placement Warrants is determined by a Black-Scholes options pricing model which includes Level 3 inputs as discussed further in Note 14 - Fair Value.
On April 12, 2021, the Staff of the SEC released a statement (the “SEC Statement”) emphasizing the potential accounting implications of certain terms that may be common in warrants issued by special purpose acquisition companies (“SPAC”) that may require classification of the warrants as a liability of the entity measured at fair value, with changes in fair value each period reported in earnings.

The Warrants initially issued by LF Capital in connection with its initial public offering and assumed by the Company in connection with the consummation of the Merger were previously classified as equity in the annual historical financial statements of LF Capital included in our Annual Report on Form 10-K for the year ended December 31, 2020. As a result, the Company has concluded that there is a material misstatement related to the accounting for the Warrants in the historical financial statements of LF Capital for the periods presented in that Form 10-K. The Company will file an amended Form 10-K as soon as practicable and has filed a Current Report on Form 8-K that includes a statement of non-reliance within Item 4.02 of that Form 8-K.
Recent Accounting Pronouncements
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application for fiscal years beginning after December 15, 2020. The Company adopted the amendments in this update on January 1, 2021. The adoption did not have a material impact on the Company's consolidated financial statements.

In January 2020, the FASB issued ASU 2020-01, Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivative and Hedging (Topic 815). ASU 2020-01 clarifies the interaction of the accounting for equity securities under Topic 321 and investments accounted for under the equity method of accounting in Topic 323 and the accounting for certain forward contracts and purchased options accounted for under Topic 815. The standard is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years, with early adoption permitted. The Company adopted the amendments in this update on January 1, 2021. The adoption did not have a material impact on the Company's consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform, particularly the cessation of the London Interbank Offered Rate ("LIBOR"), on financial reporting. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.
3.     Business Combinations
On January 15, 2020, the Company acquired 100% of the membership interest of Garrett Walker Homes (“GWH”) for cash consideration of approximately $133.4 million. GWH is a residential homebuilder located in Phoenix, Arizona focused on building entry-level, single-family detached homes in the Northwest Valley and Phoenix metropolitan. The total assets of GWH include approximately 20 projects and 1,750 lots in various stages of development.

Landsea Homes Corporation
Notes to Consolidated Financial Statements - (unaudited)
In accordance with Accounting Standards Codification ("ASC") Topic 805, Business Combinations, the assets acquired and liabilities assumed from our acquisition of GWH were measured and recognized at fair value as of the date of the acquisition to reflect the purchase price paid.
Acquired inventories consist of land, land deposits, and work in process inventories. The Company determined the estimate of fair value for acquired land inventory using a forecasted cash flow approach for the development, marketing, and sale of each community acquired. Significant assumptions included in our estimate were future development costs, construction and overhead costs, mix of products, as well as average selling price ("ASP"), and absorption rates. The Company estimated the fair value of acquired work in process inventories based upon the stage of production of each unit and a profit margin that a market participant would require to complete the remaining production and requisite selling efforts. On the acquisition date, the stage of production for each lot ranged from recently started lots to fully completed homes. The intangible asset acquired relates to the GWH trade name, which is estimated to have a fair value of $1.6 million and is being amortized over three years. Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed. Goodwill of $15.4 million was recorded on the consolidated balance sheets as a result of this transaction and is expected to be deductible for tax purposes over 15 years. The acquired goodwill is included in the Arizona reporting segment in Note 13, Segment Information. The Company incurred transaction related costs of $0.4 million related to the GWH acquisition in the three months ended March 31, 2020.
The Company's results of operations include homebuilding revenues of $41.3 million, and income before tax inclusive of purchase price accounting and corporate G&A allocation, of $2.0 million, from GWH in the accompanying consolidated statement of operations for the three months ended March 31, 2020.
The following is a summary of the allocation of the purchase price based on the fair value of assets acquired and liabilities assumed (dollars in thousands).

Assets Acquired
Cash	$2,905
Real estate inventories	119,466
Goodwill	15,392
Trade name	1,600
Other assets	532
Total assets	$139,895

Liabilities Assumed
Accounts payable	$5,425
Accrued expenses	1,037
Total liabilities	6,462
Net assets acquired	$133,433
Unaudited Pro Forma Financial Information
Unaudited pro forma revenue and net (loss) income for the three months ended March 31, 2020 give effect to the results of the acquisition of GWH as though the acquisition date was as of January 1, 2019, the beginning of the year preceding the acquisition. Unaudited pro forma net (loss) income adjusts the operating results of GWH to reflect the additional costs that would have been recorded assuming the fair value adjustments had been applied as of the beginning of the year preceding the year of acquisition including the tax-effected amortization of the acquired trade name and transaction related costs.

Landsea Homes Corporation
Notes to Consolidated Financial Statements - (unaudited)

Three Months Ended March 31,
2020
(dollars in thousands)
Revenue	$138,746

Pretax loss	(4,050)
Benefit for income taxes	948
Net loss	$(3,102)
4.     Real Estate Inventories
Real estate inventories are summarized as follows:

	March 31, 2021	December 31, 2020
	(dollars in thousands)
Deposits and pre-acquisition costs	$35,938	$34,102
Land held and land under development	233,583	221,055
Homes completed or under construction	422,350	395,926
Model homes	32,566	36,736
Total real estate inventory	$724,437	$687,819
Deposits and pre-acquisition costs include land deposits and other due diligence costs related to potential land acquisitions. Land held and land under development includes costs incurred during site development such as development, indirect costs, and permits. Homes completed or under construction and model homes include all costs associated with home construction, including land, development, indirect costs, permits, materials and labor.
In accordance with ASC 360, inventory is stated at cost, unless the carrying amount is determined not to be recoverable, in which case inventory is written down to its estimated fair value. The Company reviews each real estate asset at the community-level, on a quarterly basis or whenever indicators of impairment exist. We generally determine the estimated fair value of each community by using a discounted cash flow approach based on the estimated future cash flows at discount rates that reflect the risk of the community being evaluated. The discounted cash flow approach can be impacted significantly by our estimates of future home sales revenue, home construction costs, and the applicable discount rate, all of which are Level 3 inputs.
For the three months ended March 31, 2021 and 2020, the Company recognized no real estate inventory impairments.
5.     Capitalized Interest
Interest is capitalized to real estate inventories and investment in unconsolidated joint ventures during development and other qualifying activities. Interest capitalized as a cost of real estate inventories is included in cost of sales as related inventories are delivered. Interest capitalized to investments in unconsolidated joint ventures is relieved to equity in net (loss) income of unconsolidated joint ventures as related joint venture homes close.

Landsea Homes Corporation
Notes to Consolidated Financial Statements - (unaudited)
For the periods reported, interest incurred, capitalized, and expensed was as follows:

	Three Months Ended March 31,
	2021	2020
	(dollars in thousands)
Related party interest pushed down	$—	$2,629
Other interest incurred	5,106	4,302
Total interest incurred	5,106	6,931

Related party interest capitalized	—	2,629
Other interest capitalized	5,106	4,302
Total interest capitalized	5,106	6,931

Previously capitalized related party interest included in cost of sales	$2,902	$2,846
Previously capitalized other interest included in cost of sales	4,165	4,465
Related party interest relieved to equity in earnings (loss) from unconsolidated joint ventures	348	278
Other interest relieved to equity in earnings (loss) from unconsolidated joint ventures	5	4
Other interest expensed	11	11
Total interest expense included in pretax income (loss)	$7,431	$7,604
6.    Investment in and Advances to Unconsolidated Joint Ventures
As of March 31, 2021 and December 31, 2020, the Company had two unconsolidated joint ventures with ownership interests of 51% and 25% in LS-NJ Port Imperial JV LLC and LS-Boston Point LLC, respectively, and concluded that these joint ventures were variable interest entities. The Company concluded that it was not the primary beneficiary of the variable interest entities and, accordingly, accounted for these entities under the equity method of accounting. The Company's maximum exposure to loss is limited to the investment in the unconsolidated joint venture amounts included on the consolidated balance sheets.
The condensed combined balance sheets for the Company’s unconsolidated joint ventures accounted for under the equity method are as follows:

	March 31, 2021	December 31, 2020
	(dollars in thousands)
Cash and cash equivalents	$6,603	$2,740
Restricted cash	—	4,870
Real estate inventories	30,145	41,214
Other assets	122	123
Total assets	$36,870	$48,947

Accounts payable	$207	$188
Accrued expenses and other liabilities	4,183	3,928
Due to affiliates	871	5,735
Total liabilities	5,261	9,851
Members' capital	31,609	39,096
Total liabilities and members' capital	$36,870	$48,947

Landsea Homes Corporation
Notes to Consolidated Financial Statements - (unaudited)
The condensed combined statements of operations for the Company’s unconsolidated joint ventures accounted for under the equity method are as follows:

	Three Months Ended March 31,
	2021	2020
	(dollars in thousands)
Revenues	$14,080	$10,561
Cost of sales and expenses	(13,431)	(13,106)
Net income (loss) of unconsolidated joint ventures	649	(2,545)
Equity in net (loss) of unconsolidated joint ventures (1)	$(21)	$(1,743)
(1)     The equity in net (loss) income of unconsolidated joint ventures consists of the allocation of the Company's proportionate share of income or loss from the unconsolidated joint ventures of $0.3 million income and $1.4 million loss, as well as $0.4 million and $0.3 million of expense related to capitalized interest and other costs for the three months ended March 31, 2021 and 2020, respectively.

For the three months ended March 31, 2021 and 2020, no impairment charges were recorded related to either of the unconsolidated joint ventures.
7.    Other Assets
Other assets consist of the following:

	March 31, 2021	December 31, 2020
	(dollars in thousands)
Deferred tax asset, net	$2,621	$13,248
Property, equipment and capitalized selling and marketing costs, net	5,790	6,386
Right-of-use asset	5,678	5,973
Deferred offering costs	—	7,617
Prepaid income taxes	3,362	1,003
Intangible asset, net	885	1,046
Prepaid expenses	5,741	3,029
Other	3,177	3,267
Total other assets	$27,254	$41,569

8.     Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following:

	March 31, 2021	December 31, 2020
	(dollars in thousands)
Land development and home construction accrual	$24,499	$25,910
Warranty accrual	12,020	11,730
Accrued compensation and benefits	3,630	10,966
Lease liabilities	6,089	6,396
Interest payable	1,612	1,134
Income tax payable	—	1,355
Sales tax payable	735	1,867
Other deposits and liabilities	3,409	3,511
Total accrued expenses and other liabilities	$51,994	$62,869

Landsea Homes Corporation
Notes to Consolidated Financial Statements - (unaudited)
Changes in the Company’s warranty accrual are detailed in the table below:

	March 31, 2021	December 31, 2020
	(dollars in thousands)
Beginning warranty accrual	$11,730	$8,693
Warranty provision	917	3,843
Warranty payments	(627)	(806)
Ending warranty accrual	$12,020	$11,730

9.     Notes and Other Debts Payable, net
Amounts outstanding under notes and other debts payable, net consist of the following:

	March 31, 2021	December 31, 2020
	(dollars in thousands)
Construction loans	$91,504	$67,757
Line of credit facilities	179,019	140,142
EB-5 notes payable	50,150	59,216
Loan payable	5,136	5,144
Notes Payable	325,809	272,259
Deferred loan costs	(6,330)	(7,450)
Notes and other debts payable, net	$319,479	$264,809
The Company has various construction loan agreements secured by various real estate developments (“Construction Loans”) with maturity dates extending from February 2022 through November 2023. The Construction Loans have variable interest rates based on Prime or LIBOR. As of March 31, 2021, interest rates on the Construction Loans ranged from 4.00% to 5.50%. In 2018, the Company assumed two loans from a third-party land seller in connection with the acquisition of real estate inventories. Both loans have a variable interest rate of LIBOR plus 6.50% with a floor of 8.25%. As of March 31, 2021, the interest rate on both loans was 8.25%.
In 2018, the Company entered into a secured line of credit (“LOC”) with a bank. In 2020, the Company extended the loan resulting in a new maturity date of February 2024. As of March 31, 2021 the total commitment on the LOC was $195.0 million and it had an outstanding balance of $99.8 million. The LOC has a variable interest rate of Prime plus 1.25% with a floor of 5.25%. As of March 31, 2021, the interest rate was 5.25%.
In connection with the acquisition of GWH, the Company entered into an additional line of credit ("LOC2") with a bank as part of the transaction. On the date of acquisition, the Company drew $70.0 million from the LOC2. As of March 31, 2021 the total commitment on the LOC2 was $100.0 million and it had an outstanding balance of $79.2 million. The LOC2 has an interest rate of Prime plus 1.00% with a floor of 5.00% and matures in January 2024. As of March 31, 2021, the interest rate was 5.00%.
The Company has various EB-5 notes payable with maturity dates ranging from February 2022 through June 2023. As of March 31, 2021, the loans have fixed interest rates of 4.00% to 6.00%.
On April 15, 2020, Landsea Holdings entered into a Paycheck Protection Program (“PPP”) Note evidencing an unsecured loan in the amount of $4.3 million made to the Company under the PPP. The PPP was established under the CARES Act and is administered by the U.S. Small Business Association. The PPP Note matures on April 15, 2022 and bears interest at a rate of 1.00% per annum. The proceeds from the PPP Note may only be used for payroll costs (including benefits), interest on mortgage obligations, rent, utilities and interest on certain other debt obligations. The proceeds from the PPP Note were used in the operation of the Company and therefore the debt was included in the consolidated balance sheets of the Company. We fully utilized the proceeds from this loan to satisfy certain payroll and benefit obligations and have applied for relief of the full amount of the loan under the PPP.

Landsea Homes Corporation
Notes to Consolidated Financial Statements - (unaudited)
The Company’s loans have certain financial covenants, such as requirements for the Company to maintain a minimum liquidity balance, minimum tangible net worth, gross profit margin, leverage and interest coverage ratios. The Company's loans are secured by the assets of the Company and contain various representations, warranties, and covenants that are customary for these types of agreements. As of March 31, 2021, the Company was in compliance with all financial loan agreement covenants.
The aggregate maturities of the principal balances of the notes and other debts payable during the five years subsequent to March 31, 2021 are as follows (dollars in thousands):

2021	$62
2022	121,308
2023	24,777
2024	179,102
2025	560
Thereafter	—
$325,809

10.    Commitments and Contingencies
Legal—The Company is subject to the usual obligations associated with entering into contracts for the development and sale of real estate inventories and other potential liabilities incidental to its business.
Certain of the Company’s subsidiaries are a party to various claims, legal actions and complaints arising in the ordinary course of business. In management’s opinion, the disposition of these matters will not have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.
Performance Obligations—In the ordinary course of business, and as part of the entitlement and development process, the Company’s subsidiaries are required to provide performance bonds to assure completion of certain public facilities. The Company had $92.1 million and $78.0 million of performance bonds outstanding as of March 31, 2021 and December 31, 2020, respectively.
Operating Leases—The Company has various operating leases, most of which relate to office facilities. Future minimum payments under the noncancelable operating leases in effect at March 31, 2021 were as follows (dollars in thousands):

2021	$1,201
2022	1,624
2023	1,397
2024	1,182
2025	855
Thereafter	762
Total lease payments	7,021
Less: Discount	(932)
Present value of lease liabilities	$6,089
Operating lease expense for the three months ended March 31, 2021 and 2020 was $0.4 million and $0.5 million respectively, and is included in general and administrative expense on the consolidated statements of operations.
The Company primarily enters into operating leases for the right to use office space and computer and office equipment, which have remaining lease terms that range from one to seven years and often include one or more options to renew. The weighted average remaining lease term as of March 31, 2021 and December 31, 2020 was 4.1 and 4.4 years, respectively. Renewal terms are included in the lease term when it is reasonably certain the option will be exercised.

Landsea Homes Corporation
Notes to Consolidated Financial Statements - (unaudited)
The Company established a right-of-use asset and a lease liability based on the present value of future minimum lease payments at the later of January 1, 2019, the commencement date of the lease, or, if subsequently modified, the date of modification for active leases. As the rate implicit in each lease is not readily determinable, the Company's incremental borrowing rate is used in determining the present value of future minimum payments as of the commencement date. The weighted average rate as of March 31, 2021 was 5.9%. Lease components and non-lease components are accounted for as a single lease component. As of March 31, 2021, the Company had $5.7 million and $6.1 million recognized as a right-of-use asset and lease liability, respectively, which are presented on the consolidated balance sheets within other assets and accrued expenses and other liabilities, respectively. As of December 31, 2020, the Company had $6.0 million and $6.4 million recognized as a right-of-use asset and lease liability, respectively.
11.    Related Party Transactions
The Company has entered into agreements with its unconsolidated joint ventures to provide management services related to underlying projects for a management fee and reimbursement of agreed upon out of pocket operating expenses. As of March 31, 2021 and December 31, 2020, the Company had a net receivable due from affiliates balance of $0.7 million and a net receivable due from affiliates of $0.3 million, respectively. For the three months ended March 31, 2021 and 2020, the Company recorded $0.1 million and $0.3 million of management fees, respectively.
On June 30, 2020, the Company transferred its interest in a consolidated real estate joint venture that was previously included in the Metro New York segment to LHC. The interest was removed from the consolidated financial statements of the Company on a prospective basis. The real estate joint venture had net assets at the date of transfer of $28.9 million and a noncontrolling interest of $1.2 million as follows (dollars in thousands):

Assets Transferred
Cash	$338
Real estate inventories	49,705
Other assets	174
Total assets	$50,217

Liabilities Transferred
Accounts payable	$1,416
Construction loan	17,825
Accrued expenses and other liabilities	2,102
Total liabilities	21,343
Net assets transferred	28,874
Noncontrolling interest transferred	$1,242

In connection with the Merger we transferred a deferred tax asset ("DTA") to Landsea Holdings, our majority shareholder, of $12.1 million. The DTA represented the deferred tax on interest expensed through Cost of Sales from a related party loan which remained with Landsea Holdings during the Merger.

12.    Income Taxes
During the periods presented herein prior to the Merger, the Company reported income taxes on the consolidated income tax returns of Landsea Holdings since it was a wholly owned subsidiary of Landsea Holdings. The income tax provision and related balances in these consolidated financial statements have been calculated as if the Company filed a separate tax return and was operating as a separate business from Landsea Holdings. Therefore, cash tax payments and items of current and deferred taxes during that period may not be reflective of the Company’s actual tax balances.

Landsea Homes Corporation
Notes to Consolidated Financial Statements - (unaudited)
The effective tax rate of the Company was 36.5% and 32.0% for the three months ended March 31, 2021 and 2020, respectively. The difference between the statutory tax rate and the effective tax rate for the three months ended March 31, 2021 is primarily related to state income taxes net of federal income tax benefits, estimated deduction limitations for executive compensation, warrant fair market value adjustments, and tax credits for energy efficient homes. The difference between the statutory tax rate and the effective tax rate for the three months ended March 31, 2020 is primarily related to state income taxes net of federal income tax benefits and tax credits for energy efficient homes.
13. Segment Reporting

The Company is engaged in the development, design, construction, marketing and sale of single-family homes and condos in multiple states across the country. The Company is managed by geographic location and each of the three geographic regions targets a wide range of buyer profiles including: first time, move-up, and luxury homebuyers.

The management of the three geographic regions report to the Company's chief operating decision makers (“CODMs”), the Chief Executive Officer and Chief Operating Officer of the Company. The CODMs review the results of operations, including total revenue and income before income tax expense to assess profitability and to allocate resources. Accordingly, the Company has presented its operations as the following three reportable segments:

•Arizona
•California
•Metro New York
The Company has also identified Corporate operations as a non-operating segment, as it serves to support the homebuilding operations through functional departments such as executive, finance, treasury, human resources, accounting and legal. The majority of the corporate personnel and resources are primarily dedicated to activities relating to the homebuilding operations and are allocated based on each segment's respective percentage of assets, revenue and dedicated personnel.

The following table summarizes total revenue and income before income tax expense by segment:

	Three Months Ended March 31,
	2021	2020
	(dollars in thousands)
Revenue
Arizona	$65,326	$53,054
California	95,093	83,241
Metro New York (1)	—	—
Total revenue	$160,419	$136,295

(Loss) income before income tax expense:
Arizona	$1,433	$(972)
California	(159)	1,492
Metro New York (1)	(831)	(2,796)
Corporate	(11,594)	(1,583)
Total (loss) income before income tax expense	$(11,151)	$(3,859)
(1)     The Metro New York reportable segment does not currently have any active selling communities. Included in (loss) income before income tax expense is a $0.0 million loss and $1.7 million loss from unconsolidated joint ventures for the three months ended March 31, 2021 and 2020, respectively.

Landsea Homes Corporation
Notes to Consolidated Financial Statements - (unaudited)
The following table summarizes total assets by segment:

	March 31, 2021	December 31, 2020
	(dollars in thousands)
Assets
Arizona	$279,246	$268,141
California	430,379	409,705
Metro New York	125,178	120,168
Corporate	152,736	97,750
Total assets	$987,539	$895,764

As of March 31, 2021 and December 31, 2020, goodwill of $20.7 million and $20.7 million, respectively, was allocated to the Arizona segment and no other segment had goodwill.

14. Fair Value

ASC 820 defines fair value as the price that would be received for selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and requires assets and liabilities carried at fair value to be classified and disclosed in the following three categories:

Level 1 — Quoted prices for identical instruments in active markets.

Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are inactive; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets at measurement date.

Level 3 — Valuations derived from techniques where one or more significant inputs or significant value drivers are unobservable in active markets at measurement date.

The following table presents carrying values and estimated fair values of financial instruments:

		March 31, 2021		December 31, 2020
	Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
		(dollars in thousands)
Liabilities:
Construction loans (1)	Level 2	$91,504	$91,504	$67,757	$67,757
Revolving credit facility (1)	Level 2	$179,019	$179,019	$140,142	$140,142
EB-5 notes payable (2)	Level 2	$50,150	$50,150	$59,216	$59,216
Loan payable (2)	Level 2	$5,136	$5,136	$5,144	$5,144
Warrant liability	Level 3	$16,225	$16,225	$—	$—
(1)     Carrying amount approximates fair value due to the variable interest rate terms of these loans.
(2)     Carrying amount approximates fair value due to recent issuances of debt having similar characteristics, including interest rate.

The carrying values of accounts and other receivables, restricted cash, deposits and accounts payable and accrued liabilities approximate the fair value for these financial instruments based upon an evaluation of the underlying characteristics, market data and because of the short period of time between origination of the instruments and their expected realization. The fair value of cash and cash equivalents is classified in Level 1 of the fair value hierarchy. Non-financial assets such as real estate inventories are measured at fair value on a nonrecurring basis using a discounted cash flow approach with Level 3 inputs within the fair value hierarchy. This measurement is performed when events and circumstances indicate the asset's carrying value is not recoverable.

Landsea Homes Corporation
Notes to Consolidated Financial Statements - (unaudited)
The Private Placement Warrants are measured at fair value on a recurring basis using a Black-Scholes option pricing model. The significant unobservable input as of March 31, 2021 was the volatility rate implied from the public warrants, which are exchanged on an open market, of 42.2%.

The following table reconciles the beginning and ending balances for the Level 3 recurring fair value measurements during the periods presented:

	Three Months Ended March 31,
	2021	2020
Warrant liability	(dollars in thousands)
Beginning balance(1)	$11,275	$—
Changes in fair value	4,950	—
Ending balance	$16,225	$—
(1)     The beginning balance for the three months ended March 31, 2021 represents the balance as of January 7, 2021, the Closing Date of the Merger.

15. Stock-Based Compensation

During 2018, Landsea Holdings created a long-term incentive compensation program designed to align the interests of Landsea Holdings, the Company, and its executives by enabling key employees to participate in the Company’s future growth through the issuance of phantom equity awards. Landsea Holdings’ phantom equity awards issued on or after January 1, 2018 were accounted for pursuant to ASC 710, Compensation, as the value was not based on the shares of comparable public entities or other equity, but was based on the book value of Landsea Holdings' equity. Landsea Holdings measured the value of phantom equity awards on a quarterly basis using the intrinsic value method and pushed down the expense to the Company as the employees participating in the long-term incentive compensation program primarily benefit the Company. In connection with the Merger all of the phantom equity awards vested and were either paid out in cash or were converted to stock of LHC and the program was terminated. The Company recorded $2.7 million in general and administrative expenses in the three months ended March 31, 2021 related to the accelerated vesting of the phantom awards. The Company paid cash of $2.9 million for the phantom stock awards and granted 0.2 million shares with a grant date value of $1.9 million at the time of the Merger.

The Company has developed the Landsea Homes Corporation 2020 Stock Incentive Plan ("the Plan") which provides for the grant of Options, Stock Appreciation Rights, Restricted Stock Units and Restricted Stock, any of which may be performance-based, as determined by the Company's Compensation Committee.

During the three months ended March 31, 2021, the Company granted restricted stock units (“RSUs”) covering 0.1 million shares of common stock with a grant date fair value of $9.69 per share that vested immediately. In association with all grants issued, we recognized stock-based compensation expense of $2.4 million during the three months ended March 31, 2021. Stock-based compensation expense is included in general and administrative expenses on our consolidated statements of operations. The Company did not grant any RSUs or recognize any stock-based compensation expense during the three months ended March 31, 2020.

There are no unvested grants of RSUs as of March 31, 2021.

16. Stockholders' Equity

The Company’s authorized capital stock consists of 500.0 million shares of common stock with a par value of $0.0001 per share, and 50.0 million shares of preferred stock with a par value of $0.0001 per share. As of March 31, 2021, there were 46.2 million shares of common stock issued and outstanding, and no shares of preferred stock outstanding.

Landsea Homes Corporation
Notes to Consolidated Financial Statements - (unaudited)
On January 7, 2021, the Merger was consummated pursuant to the Merger Agreement. Prior to the Merger, LF Capital was authorized to issue, and had outstanding, two classes of common shares, Class A and Class B. Upon the consummation of the Merger, all issued and outstanding shares of Class B common stock converted to shares of Class A. Public stockholders were offered the opportunity to redeem, upon closing of the Merger, shares of Class A common stock for cash. All outstanding shares of Common Stock are validly issued, fully paid and nonassessable. Following the merger, the Company's equity was retroactively adjusted to reflect the 32.6 million shares issued to Landsea Holdings.

As of March 31, 2021 there were 21,025,000 outstanding Warrants, consisting of 15,525,000 public warrants and 5,500,000 Private Placement Warrants. At the time of the Merger, the Warrant Agreement was amended so that each public warrant is exercisable at $1.15 into one tenth share of common stock. As part of the amendment, each holder of the public warrants received $1.85 for a total of $28.7 million paid by the Company upon closing of the Merger. Each Private Placement Warrant is exercisable at $11.50 into one share of common stock. The Warrants will expire five years after the completion of the Merger or earlier upon redemption or liquidation.

The Private Placement Warrants are identical to the public warrants, except for the rate of exchange upon exercise. Additionally, the Private Placement Warrants will be non-redeemable so long as they are held by the initial purchasers or such purchasers’ permitted transferees. If the Private Placement Warrants are held by someone other than the initial stockholders or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the public warrants, except that they will retain their rate of exchange as one-for-one.

The Company may call the public warrants for redemption (except with respect to the Private Placement Warrants):

•in whole and not in part;
•at a price of $0.01 per warrant;
•upon a minimum of 30 days’ prior written notice of redemption; and
•if, and only if, the last reported closing price of the shares equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

If the Company calls the public warrants for redemption, management will have the option to require all holders that wish to exercise the public warrants to do so on a “cashless basis,” as described in the Warrant Agreement.

The exercise price and number of common shares issuable upon exercise of the Warrants may be adjusted in certain circumstances including in the event of a share dividend, or recapitalization, reorganization, merger or consolidation. However, the Warrants will not be adjusted for issuance of common shares at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the Warrants shares. Accordingly, the Warrants may expire worthless.

17. Earnings Per Share

We use the treasury stock method to calculate earnings per share ("EPS") as our currently issued Warrants do not have participating rights.

Landsea Homes Corporation
Notes to Consolidated Financial Statements - (unaudited)
The following table sets forth the computation of basic and diluted EPS for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	(dollars in thousands, except share and per share amounts)
Numerator
Net (loss) attributable to Landsea Homes Corporation	$(7,074)	$(2,536)

Denominator
Weighted average common shares outstanding - basic	45,167,513	32,557,303
Adjustment for weighted average participating shares outstanding	(922,222)	—
Adjustment for weighted average shares vested but awaiting issuance	556	—
Adjusted weighted average common shares outstanding under two class method - basic	44,245,847	32,557,303
Dilutive effect of warrants	—	—
Adjusted weighted average common shares outstanding under two class method - diluted	44,245,847	32,557,303

Earnings per share
Basic and diluted	$(0.16)	$(0.08)

Warrants are excluded from the calculation of diluted EPS as they are antidilutive. We excluded 7.1 million common stock unit equivalents from our diluted EPS during the three months ended March 31, 2021 and 2020.
18.    Supplemental Disclosures of Cash Flow Information
The following table presents certain supplemental cash flow information:

	Three Months Ended March 31,
	2021	2020
	(dollars in thousands)
Supplemental disclosures of cash flow information
Interest paid, net of amounts capitalized	$11	$11
Income taxes paid	$2	$46

Supplemental disclosures of non-cash investing and financing activities
Transfer of deferred tax asset to Landsea Holdings	$12,119	$—
Conversion of deferred offering costs to additional paid-in-capital	$9,229	$—
Amortization of deferred financing costs	$951	$1,016
Business acquisition holdback	$—	$2,000

Cash, cash equivalents, and restricted cash reconciliation:
Cash and cash equivalents	$190,736	$113,950
Restricted cash	—	776
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$190,736	$114,726

Landsea Homes Corporation
Notes to Consolidated Financial Statements - (unaudited)
19.    Subsequent Events
On May 4, 2021, the Company acquired 100% of Mercedes Premier Homes, LLC (also known as Vintage Estate Homes, LLC, “Vintage Estate Homes”), a Florida- and Texas-based homebuilder for an aggregate cash purchase price of $54.6 million, plus a paydown of existing debt of $3.8 million. In addition, we assumed $27.3 million of debt in connection with the acquisition. The determination of the purchase accounting is in process as of the date the consolidated financial statements were available to be issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with and is qualified in its entirety by the consolidated financial statements and notes thereto included elsewhere in this document. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements. Factors that may cause such a difference include, but are not limited to, those discussed in the section entitled “Risk Factors.” This section discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020.

Consolidated Financial Data

The following table summarizes our results of operations for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
	2021	2020
	(dollars in thousands, except per share amounts)
Revenue
Home sales	$154,765	$136,295
Lot sales	5,654	—
Total revenue	160,419	136,295

Cost of sales
Home sales (including related party interest of $2,902 and $2,846, respectively)	136,841	119,568
Inventory impairments	—	—
Lot sales	4,780	—
Total cost of sales	141,621	119,568

Gross margin
Home sales	17,924	16,727
Lot sales	874	—
Total gross margin	18,798	16,727

Sales and marketing expenses	9,931	9,636
General and administrative expenses	14,986	10,016
Total operating expenses	24,917	19,652

(Loss) from operations	(6,119)	(2,925)

Other (expense) income, net	(61)	809
Equity in net (loss) income of unconsolidated joint ventures (including related party interest of $348 and $278, respectively)	(21)	(1,743)
(Loss) on remeasurement of warrant liability	(4,950)	—
Pretax (loss)	(11,151)	(3,859)

(Benefit) for income taxes	(4,065)	(1,235)

Net (loss)	(7,086)	(2,624)
Net (loss) attributed to noncontrolling interests	(12)	(88)
Net (loss) attributable to Landsea Homes Corporation	$(7,074)	$(2,536)

(Loss) per share:
Basic and diluted	$(0.16)	$(0.08)

Weighted average common shares outstanding:
Basic and diluted	44,245,847	32,557,303

Business Overview

Driven by a pioneering commitment to sustainability, Landsea Homes Corporation ("LHC") designs and builds homes and communities in Arizona, California and the Metro New York area that reflect modern living–inspired spaces and features, built in vibrant, prime locations where they connect seamlessly with their surroundings and enhance the local lifestyle for living, working and playing. The defining principle, “Live in Your Element®,” creates the foundation for our customers to live where they want to live, how they want to live – in a home created especially for them.

The Company's operations are engaged in the development, design, construction, marketing and sale of single-family attached and detached homes in the states of Arizona, California, New York and New Jersey. The Company's operations are organized into three reportable segments: Arizona, California, and Metro New York. The Company builds and sells an extensive range of home types across a variety of price points.

In response to the novel strain of coronavirus ("COVID-19") pandemic and government restrictions, we shifted our sales process to offer additional virtual online tours and appointments and, where permitted, appointment-only in-person meetings that comply with social distancing and other health and safety requirements and protocols. There is still uncertainty regarding the extent, duration, and lasting effects of the COVID-19 pandemic, as the situation has continued to evolve, even as vaccinations begin to become wide-spread. We have seen a general lack of housing inventory allow us to increase prices and derive additional revenue from our home deliveries, however we frequently see those increased revenues offset by higher costs associated with labor and supply shortages for certain key materials.

The industry continued to see a shift in focus to entry-level homes with more attainable price points as housing prices rise across the nation. The Company continues to capitalize on opportunities to shift inventory and product to more affordable price point offerings through our recent growth in Arizona both organically and through acquisitions. During January 2020, we completed our second recent homebuilder acquisition in the Phoenix, Arizona market by purchasing 100% of the membership interests of Garrett Walker Homes ("GWH").

Strategy

Our strategy is focused on maximizing stockholder returns through profitability and efficiency, while balancing appropriate amounts of leverage. In general, we are focused on the following long-term strategic objectives:

•Expand community count in current markets and enhance operating returns
•Maintain an appropriate supply of lots
•Continue to focus on entry-level product offerings
•Continue geographic expansion and diversification into new markets
•Leverage existing SG&A base to enhance stockholder returns and profitability
•Become a top-ten homebuilder in the United States

Non-GAAP Financial Measures

Non-GAAP financial measures are defined as numerical measures of a company’s performance that exclude or include amounts so as to be different than the most comparable measures calculated and presented in accordance with accounting principles generally accepted in the United States (“GAAP”). The presentation of non-GAAP financial measures should not be considered in isolation or as a substitute for the Company’s related financial results prepared in accordance with GAAP.

We present non-GAAP financial measures of adjusted home sales gross margin, net debt to net capital, EBITDA and adjusted EBITDA, and adjusted net income in their respective sections below to enhance an investor’s evaluation of the ongoing operating results and to facilitate meaningful comparison of the results between periods. Management uses these non-GAAP measures to evaluate the ongoing operations and for internal planning and forecasting.

Summary Results of Operations

For the three months ended March 31, 2021, home sales revenue increased 14% and home deliveries increased 11% to 301 units from 270 units as compared to the same prior year period. The increase in home deliveries and home sales revenue year-over-year is derived primarily from our California segment which saw significant demand and price appreciation during Q1 2021. During the month of March 2020, our California operations were negatively impacted by the COVID-19 mandatory stay at home orders, which caused meaningful delays in our operations and in some communities prohibited us from delivering homes to our customers. The most restrictive of these government orders were lifted towards the end of 2020 and we began to see a meaningful recovery in both orders and deliveries within our California segment.

We remain focused on growth and view our leverage ratios as a key factor in allowing us to expand. Even as the Company has grown organically and through acquisitions in recent years we remain in a position to act on our strategy and to be opportunistic about acquisitions and other growth opportunities. Our debt-to-capital ratio increased to 36.5% as of March 31, 2021 compared to 33.3% as of December 31, 2020. We believe the strength of our balance sheet and operating platform have positioned us well to continue to execute our growth strategy.

We anticipate the homebuilding markets in each of our operating segments to be tied to both the local economy and the macro-economic environment. Accordingly, net orders, home deliveries, and ASP's in future years could be negatively affected by economic conditions, such as decreases in employment and median household incomes, as well as decreases in household formations and increasing supply of inventories. Additionally, the results could be impacted by a decrease in home affordability as a result of price appreciation or increases in mortgage interest rates or tightening of mortgage lending standards.

Results of Operations and Assets by Segment

	Three Months Ended March 31,
	2021	2020
Pretax (loss) income	(dollars in thousands)
Arizona	$1,433	$(972)
California	(159)	1,492
Metro New York	(831)	(2,796)
Corporate	(11,594)	(1,583)
Total	$(11,151)	$(3,859)

	March 31, 2021	December 31, 2020
Assets	(dollars in thousands)
Arizona	$279,246	$268,141
California	430,379	409,705
Metro New York	125,178	120,168
Corporate	152,736	97,750
Total assets	$987,539	$895,764

Our Arizona segment recorded pretax income for the three months ended March 31, 2021 compared to a pretax loss in the comparable period during 2020 primarily due to an increase in gross margins stemming from high demand which has allowed us to increase pricing.

Our California segment incurred a pretax loss for the three months ended March 31, 2021 due to decreased margin in the current mix of communities. Total assets of California increased due to new land acquisitions as we replace communities that closed out during 2020.

The Metro New York segment experienced a decrease in pretax loss for the three months ended March 31, 2021 as compared to the same prior period, due to lower loss from unconsolidated joint venture at the LS-NJ Port Imperial JV LLC ("Avora") unconsolidated joint venture. This was primarily due to strengthening market conditions in the current period while the prior period was impacted by COVID-19 related delays and pricing pressure.

We have also identified the Company's Corporate operations as a non-operating segment, as it serves to support the operations through functional departments such as executive, finance, treasury, human resources, accounting, and legal. The majority of the corporate personnel and resources are primarily dedicated to activities relating to the business operations and are allocated accordingly.

Home Deliveries and Home Sales Revenue

Changes in home sales revenue are the result of changes in the number of homes delivered and the ASP of those delivered homes. Commentary on significant changes for each of the segments in these metrics is provided below.

	Three Months Ended March 31,
	2021			2020			% Change
	Homes	Dollar Value	ASP	Homes	Dollar Value	ASP	Homes	Dollar Value	ASP
	(dollars in thousands)
Arizona	182	$59,672	$328	195	$53,054	$272	(7%)	12%	21%
California	119	95,093	799	75	83,241	1,110	59%	14%	(28)%
Metro New York	—	—	N/A	—	—	N/A	N/A	N/A	N/A
Total	301	$154,765	$514	270	$136,295	$505	11%	14%	2%

Our Arizona segment delivered 182 homes for the three months ended March 31, 2021, with an ASP of $0.3 million and generated $59.7 million in home sales revenue, an increase of 12% over the three months ended March 31, 2020. The 7% decrease in homes delivered was offset by the increase in the ASP of homes delivered in 2021 as we began delivering homes in communities with our Performance brand which generally have higher price points.

The year-over-year increase in deliveries and home sales revenue within our California segment was the result of the number of active communities increasing from 9.7 for the three months ended March 31, 2020 compared to 12.0 for the three months ended March 31, 2021. The increase in revenue from homes delivered was partially offset by a decrease in ASP of homes delivered due to a different mix of communities delivering with lower price points.

The Metro New York segment has not yet delivered any homes, other than those through unconsolidated joint ventures. Therefore, there are no home sale revenues or deliveries for the three months ended March 31, 2021 and 2020.

Home Sales Gross Margins

Home sales gross margin measures the price achieved on delivered homes compared to the costs needed to build the home. In the following table, we calculate gross margins adjusting for interest in cost of sales, inventory impairments (if applicable), and purchase price accounting for acquired work in process inventory (if applicable). We believe the below information is meaningful as it isolates the impact that indebtedness and acquisitions have on the gross margins and allows for comparability to previous periods and competitors. See Note 3

- Business Combinations within the accompanying notes to the consolidated financial statements for additional discussion regarding acquired work in process inventory.

	Three Months Ended March 31,
	2021	%	2020	%
	(dollars in thousands)
Home sales revenue	$154,765	100.0%	$136,295	100.0%
Cost of home sales	136,841	88.4%	119,568	87.7%
Home sales gross margin	17,924	11.6%	16,727	12.3%
Add: Interest in cost of home sales	7,013	4.5%	7,311	5.4%
Add: Inventory impairments	—	—%	—	—%
Adjusted home sales gross margin excluding interest and inventory impairments (1)	24,937	16.1%	24,038	17.6%
Add: Purchase price accounting for acquired inventory	2,801	1.8%	2,785	2.0%
Adjusted home sales gross margin excluding interest, inventory impairments, and purchase price accounting for acquired inventory (1)	$27,738	17.9%	$26,823	19.7%
(1)     This non-GAAP financial measure should not be used as a substitute for the Company's operating results in accordance with GAAP. An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP. We believe this non-GAAP measure is meaningful because it provides insight into the impact that financing arrangements and acquisitions have on our homebuilding gross margin and allows for comparability of our gross margins to competitors that present similar information.

For the three months ended March 31, 2021, home sales gross margin percentage decreased slightly by 0.7%. for the three months ended March 31, 2021. Adjusted home sales gross margin excluding interest, inventory impairments, and purchase price accounting for acquired inventory decreased 1.8% primarily due to lower gross margins within our California segment.

Lot Sales

Lot sales revenue and gross margin can vary significantly between reporting periods based on (1) the number of lots sold, and (2) the percentage of completion related to the development activities required as part of the lot sales contracts. For the three months ended March 31, 2021 we recognized $5.7 million of lot sales revenue from the sale of 158 lots in our Arizona segment. For the three months ended March 31, 2020 we did not have any lot sales or revenue from lot sales.

Selling, General, and Administrative Expenses

	Three Months Ended March 31,		As a Percentage of Home Sales
	2021	2020	2021	2020
	(dollars in thousands)
Sales and marketing expenses	$9,931	$9,636	6.4%	7.1%
General and administrative expenses ("G&A")	14,986	10,016	9.7%	7.3%
Total sales, marketing, and G&A expenses ("SG&A")	$24,917	$19,652	16.1%	14.4%

For the three months ended March 31, 2021, the SG&A rate as a percentage of home sales revenue was 16.1% consistent with the prior period. The increase in the total SG&A expenses was primarily due to $3.5 million of transaction related expenses related to potential acquisitions and the Merger and an increase in SG&A expenses related to being a publicly traded company in the three months ended March 31, 2021.

Net New Home Orders, Dollar Value of Orders, and Monthly Absorption Rates

Changes in the dollar value of net new orders are impacted by changes in the number of net new orders and the average selling price of those homes. Monthly Absorption Rate is calculated as total net new orders per period, divided by the average active communities during the period, divided by the number of months per period.

	Three Months Ended March 31,
	2021				2020				% Change
	Homes	Dollar Value	ASP	Monthly Absorption Rate	Homes	Dollar Value	ASP	Monthly Absorption Rate	Homes	Dollar Value	ASP	Monthly Absorption Rate
	(dollars in thousands)
Arizona	283	$105,718	$374	6.3	390	$110,718	$284	6.5	(27%)	(5%)	32%	(3%)
California	143	152,386	1,066	4.0	123	136,264	1,108	4.2	16%	12%	(4)%	(5%)
Metro New York	—	—	N/A	—	—	—	N/A	—	N/A	N/A	N/A	N/A
Total	426	$258,104	$606	5.3	513	$246,982	$481	5.8	(17%)	5%	26%	(9%)

For the three months ended March 31, 2021, the decrease in net new orders and dollar value in Arizona is primarily due to a decrease in the number of active communities. The decrease in the dollar value of net new home orders was partially offset by a 32% increase in ASP as we begin to sell homes in communities with our Performance brand, and as we have seen price increases due to shortages of home inventory in the market.

For the three months ended March 31, 2021, the increase in net new orders in California was primarily due to an increase in the number of active communities. The ASP is down 4% as a result of a mix of communities with lower price points, but the decrease was supported and partially offset by upward pricing pressure due to home inventory shortages across the segment.

The Metro New York segment has not yet sold or delivered any homes, other than those through unconsolidated joint ventures. The consolidated projects within this segment remain in various stages of construction and as of March 31, 2021 had not yet opened for sale.

Average Selling Communities

Average Selling Communities is the sum of communities actively selling each month, divided by the total months in the calculation period.

	Three Months Ended March 31,
	2021	% Change	2020
Arizona	15.0	(25%)	20.0
California	12.0	24%	9.7
Metro New York	—	N/A	—
Total	27.0	(9%)	29.7

Backlog

Backlog reflects the number of homes, net of cancellations, for which we have entered into a sales contract with a customer but have not yet delivered the home.

	March 31, 2021			March 31, 2020			% Change
	Homes	Dollar Value	ASP	Homes	Dollar Value	ASP	Homes	Dollar Value	ASP
	(dollars in thousands)
Arizona	609	$218,978	$360	524	$144,866	$276	16%	51%	30%
California	266	273,704	1,029	105	117,278	1,117	153%	133%	(8)%
Metro New York	—	—	N/A	—	—	N/A	N/A	N/A	N/A
Total	875	$492,682	$563	629	$262,144	$417	39%	88%	35%

The increase in the number of backlog homes and value as of March 31, 2021 as compared to March 31, 2020 is primarily attributable to a greater number of home sales in the California segment from newer entry-level communities that sold at a much faster pace.

Lots Owned or Controlled

The table below summarizes the lots owned or controlled by reportable segment as of the dates presented. Lots controlled includes lots where we have placed a deposit and have a signed purchase contract or rolling option contract.

	March 31, 2021			December 31, 2020
	Lots Owned	Lots Controlled	Total	Lots Owned	Lots Controlled	Total	% Change
Arizona	3,042	1,675	4,717	3,094	1,770	4,864	(3%)
California	1,136	643	1,779	1,104	662	1,766	1%
Metro New York	50	—	50	50	—	50	—%
Total	4,228	2,318	6,546	4,248	2,432	6,680	(2%)

The total lots owned and controlled at March 31, 2021 remained neutral and decreased only 2% from December 31, 2020, primarily due to the rapid pace of home deliveries in Arizona as we continue to carefully manage the number of lots owned and controlled.

Equity in Net Income (Loss) of Unconsolidated Joint Ventures

As of March 31, 2021 and December 31, 2020, we held membership interests in two unconsolidated joint ventures related to homebuilding activities, both of which are part of the Metro New York segment. As of March 31, 2021, one of the joint ventures, Avora, had active homebuilding activities with orders and deliveries, while the other LS-Boston Point LLC ("Boston Point") was effectively closed out with only customary post-closing, warranty-related activities remaining.

Our share of joint venture loss for the three months ended March 31, 2021 was approximately break even compared to a loss of $1.7 million for the three months ended March 31, 2020. The Company's joint venture loss in 2020 was due to slowing deliveries during COVID-19, increased competition from neighboring communities, and weaker pricing than expected.

The following sets forth supplemental operational and financial information about the unconsolidated joint ventures. Such information is not included directly in the financial statements, but is reflected in the results as a component of equity in net (loss) income of unconsolidated joint ventures. This data is included for informational purposes only.

	Three Months Ended March 31,
	2021	2020
Unconsolidated Joint Ventures Operational Data	(dollars in thousands)
Net new home orders	14	11
New homes delivered	10	10
Selling communities at end of period	1	1
Backlog (dollar value)	$10,319	$6,455
Backlog (homes)	8	7
Units owned and controlled	29	62

Provision (Benefit) for Income Taxes

The provision (benefit) for income taxes for the three months ended March 31, 2021 was a benefit of $4.1 million, as compared to a benefit of $1.2 million for the three months ended March 31, 2020. The effective tax rate for the three months ended March 31, 2021 was 36.5%, as compared to 32.0% for the three months ended March 31, 2020. The difference between the statutory tax rate and the effective tax rate for the three months ended March 31, 2021 is primarily related to state income taxes net of federal income tax benefits, estimated deduction limitations for executive compensation, warrant fair market value adjustments, and tax credits for energy efficient homes. The difference between the statutory tax rate and the effective tax rate for the three months ended March 31, 2020 is primarily related to state income taxes net of federal income tax benefits and tax credits for energy efficient homes.

Critical Accounting Policies

Critical accounting estimates are those that we believe are both significant and that require us to make difficult, subjective or complex judgments, often because we need to estimate the effect of inherently uncertain matters. We base our estimates and judgments on historical experiences and various other factors that we believe to be appropriate under the circumstances. Actual results may differ from these estimates, and the estimates included in the consolidated financial statements might be impacted if we used different assumptions or conditions. There have been no material changes to our critical accounting policies and estimates as compared to those described in our Form 8-K, which contains our annual report for the fiscal year ended December 31, 2020, except as noted below.

Warrant liability—The Company has Private Placement Warrants outstanding presented on the consolidated balance sheets as a liability recorded at fair value with subsequent changes in fair value recognized in the consolidated statement of operations at each reporting date. Each Private Placement Warrant is exercisable at $11.50 into one share of common stock. The Warrants will expire five years after the completion of the Merger or earlier upon redemption or liquidation. Refer to Note 16 - Stockholders' Equity for additional information on the Warrants. The Private Placement Warrants are recorded at fair value each reporting period with the change in fair value between periods recorded as a gain (loss) on remeasurement of the warrant liability in the accompanying consolidated statements of operations. The fair value is determined by a Black-Scholes options pricing model which includes Level 3 inputs which are discussed in Note 14 - Fair Value.

Liquidity and Capital Resources

Overview

As of March 31, 2021, we had $190.7 million of cash, cash equivalents, and restricted cash, a $80.7 million increase from December 31, 2020, primarily due to $64.4 million of net cash received in the Merger and net debt borrowings of $54.0 million, partially offset by an increase in real estate inventories of $35.8 million.

Our principal sources of capital are cash generated from home and land sales activities, borrowings from credit facilities, and distributions from unconsolidated joint ventures. Principal uses of capital are land purchases, land development, home construction, repayments on credit facilities, contributions and advances to unconsolidated joint ventures, the acquisitions of other homebuilders, and the payment of routine liabilities.

Cash flows for each community depend on the community's stage in the development cycle and can differ substantially from reported earnings. Early stages of development or expansion require significant cash outlays for land acquisitions, entitlements and other approvals, and construction of model homes, roads, utilities, general landscaping and other amenities. Because these costs are a component of inventory and not recognized in the consolidated statements of operations until a home closes, we incur significant cash outlays prior to recognition of earnings. In the later stages of community development, cash inflows may significantly exceed earnings reported for financial statement purposes, as the cash outflow associated with home and land construction was previously incurred. From a liquidity standpoint, we are actively acquiring and developing lots in our markets to maintain and grow our supply of lots and active selling communities.

We expect to generate cash from the sale of our inventory including unsold and presold homes under construction. After making required loan repayments under our various credit facilities, we intend to re-deploy the cash generated from the sale of inventory to acquire and develop strategic, well-positioned lots that represent opportunities to generate future income and cash flows for long-term success. As we continue to expand our business, we expect that our cash outlays for land purchases and land development to increase our lot inventory may, at times, exceed our cash generated by operations.

We intend to utilize debt as part of our ongoing financial strategy, coupled with redeployment of cash flows from operations to finance our business. As of March 31, 2021, we had outstanding borrowings of $325.8 million in aggregate principal, excluding deferred loan costs. We will consider a number of factors when evaluating our level of indebtedness and when making decisions regarding the incurrence of new indebtedness, including the purchase price of assets to be acquired with debt financing, the market value of our assets and the ability of particular assets, and our business as a whole, to generate cash flow to cover the expected debt service. In addition, our credit facilities contain certain financial covenants, among others, that limit the amount of leverage we can maintain, and minimum tangible net worth and liquidity requirements.

We believe that we will be able to fund our current and foreseeable liquidity needs with our cash on hand, cash generated from operations, and cash expected to be available from our credit facilities or through accessing debt or equity capital as needed.

Credit Facilities

The Company has a secured line of credit ("LOC") with total commitments of $195.0 million and a maturity date of February 2024. The LOC has a variable interest rate of Prime plus 1.25% with a floor of 5.25%. As of March 31, 2021, the interest rate was 5.25%. As of March 31, 2021, the total available amount under the credit facility based on the collateral within the LOC was $141.2 million, of which there was $99.8 million outstanding, compared to $65.5 million outstanding as of December 31, 2020.

In connection with the acquisition of GWH, the Company entered into an additional $75.0 million line of credit ("LOC2") with a bank, that was later expanded to $100.0 million. On the date of acquisition, the Company drew $70.0 million from the LOC2. The LOC2 has an interest rate of Prime plus 1.00% with a floor of 5.00% and matures in January 2024. As of March 31, 2021, the total available amount under the LOC2 based on the borrowing base was $100.0 million, of which there was $79.2 million outstanding, compared to $74.6 million outstanding as of December 31, 2020.

We had a total of $91.5 million in project specific construction, secured loan agreements ("Project Debt") outstanding as of March 31, 2021 with various banks, and maturity dates extending from February 2022 to November 2023. The maturity dates of the Project Debt generally coincide with the estimated completion dates of the underlying communities and collateral. The Project Debt has variable interest rates based on Prime or LIBOR and as of March 31, 2021, ranged from 4.00% to 5.50%. In 2018, the Company assumed two loans from a third-party land seller in connection with the acquisition of real estate inventories. Both loans have a variable interest rate of LIBOR plus 6.50% with a floor of 8.25%. As of March 31, 2021, the interest rate on both loans was 8.25%.

We have various EB-5 notes payable totaling $50.2 million as of March 31, 2021 with maturity dates ranging from February 2022 to June 2023 that are also generally tied to the estimated completion dates of the associated communities to which they benefit. The loans have fixed interest rates of 4.00% to 6.00%.

We also received a Paycheck Protection Program (“PPP”) loan during the second quarter of 2020 in the amount of $4.3 million. The PPP loan matures on April 15, 2022 and bears interest at a rate of 1.00% per annum. We fully utilized the proceeds from this loan to satisfy certain payroll and benefit obligations and have applied for relief of the full amount of the loan under the PPP.

Letters of Credit and Performance Bonds

In the normal course of business, we post letters of credit and performance bonds related to the land development performance obligations with local municipalities. As of March 31, 2021 and December 31, 2020, we had $92.1 million and $78.0 million, respectively, in performance bonds issued and outstanding. Although significant development and construction activities have been completed related to the improvements at these sites, the letters of credit and performance bonds are generally not released until all development and construction activities are completed.

Financial Covenants

Our loans have certain financial covenants, including requirements for us to maintain a minimum liquidity balance, minimum tangible net worth, gross profit margin, leverage and interest coverage ratios. See the table below for the covenant calculations.

	March 31, 2021		December 31, 2020
Financial Covenants	Actual	Covenant Requirement	Actual	Covenant Requirement
	(dollars in thousands)		(dollars in thousands)
Minimum Liquidity Covenant	$190,736	$40,000	$105,778	$40,000
Interest Coverage Ratio - EBITDA to Interest Incurred (¹)	1.9	1.5	2.4	1.0
Tangible Net Worth	$535,953	$189,832	$588,702	$189,832
Maximum Leverage Ratio (²)	43.6%	<75%	34.3%	<75%
Annual Gross Margin (3)	N/A	N/A	12.9%	11.0%
Annual Net Margin (3)	N/A	N/A	4.8%	3.5%
(1)     Calculation is based on EBITDA.
(2)     Calculation is consolidated debt minus subordinated debt divided by total capitalization. The subordinated debt consists of EB-5 financing.
(3)     Calculation is N/A as of March 31, 2021 as these covenant requirements are only on an annual basis.

The loan agreements also contain certain restrictive covenants, including limitations on incurrence of other indebtedness, liens, dividends and other distributions, asset dispositions, investments, and limitations on fundamental changes. The agreements contain customary events of default, subject to cure periods in certain circumstances, that would result in the termination of the commitments and permit the lender to accelerate payment on outstanding borrowings. These events of default include nonpayment of principal, interest and fees or other amounts; violation of covenants; inaccuracy of representations and warranties; cross default to certain other indebtedness; unpaid judgments; change in control; and certain bankruptcy and other insolvency events. As of March 31, 2021, we were in compliance with all required covenants.

Cash Flows—Three Months Ending March 31, 2021 Compared to the Three Months Ending March 31, 2020

For the three months ended March 31, 2021 and 2020, the comparison of cash flows is as follows:

•Net cash used in operating activities was $38.3 million during the three months ended March 31, 2021 compared to $9.1 million during the same period in 2020. The change in net cash used was primarily due to an increase in spending on real estate inventories of $35.8 million, the result of additional land acquisitions and higher construction costs during the period related to a higher number of active communities. This increased spending on real estate inventories was partially offset by a decrease in cash held in escrow and an increase in accounts payable at the end of the period.

•Net cash provided by (used in) investing activities was net cash provided of $4.0 million during the three months ended March 31, 2021, compared to $129.0 million cash used during the same period in 2020. Net cash provided by investing activities for the three months ended March 31, 2021 is primarily related to cash distributions from our Avora unconsolidated joint venture. The cash used in investing activities in the three months ended March 31, 2020 was primarily due to the business acquisition of GWH of $128.5 million.

•Net cash provided by financing activities was $115.0 million during the three months ended March 31, 2021, compared to $96.4 million during the same period in 2020. The increase was largely due to net proceeds of $64.4 million from the Merger which consisted of cash proceeds of $100.7 million less cash paid to the public warrant holders to amend the public warrants of $28.7 million and $7.5 million paid for offering related costs. Cash from the Merger was also used to payoff a convertible note of $1.5 million assumed in the Merger. Additionally, there were net borrowings from notes and other debts payable of $54.0 million for the three months ended March 31, 2021. Net cash provided by financing activities for the three months ended March 31, 2020 was primarily due to net borrowings from notes and other debts payable of $106.4 million stemming from the acquisition of GWH. The increase in net cash provided by financing activities was partially offset by cash distributed to Landsea Holdings of $6.7 million prior to the Merger.

Off-Balance Sheet Arrangements

Option Contracts

In the ordinary course of business, we enter into land purchase contracts in order to procure lots for the construction of homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require a cash deposit, and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers and others as a method of acquiring land in staged takedowns, to help manage the financial and market risk associated with land holdings, and to reduce the use of funds from financing sources. Option contracts generally require payment of a non-refundable deposit for the right to acquire lots over a specified period of time at pre-determined prices. Our obligations with respect to purchase contracts and option contracts are generally limited to the forfeiture of the related non-refundable cash deposits. As of March 31, 2021, we had outstanding purchase and option contracts totaling $267.6 million, and had $34.1 million of related cash deposits pertaining to these contracts.

The utilization of land option contracts is dependent on, among other things, the availability of land sellers willing to enter into option takedown arrangements, the availability of capital to financial intermediaries to finance the development of optioned lots, general housing market conditions, and local market dynamics. Options may be more difficult to procure from land sellers in strong housing markets and are more prevalent in certain geographic regions.

Contractual Obligations

The contractual obligations as of March 31, 2021 were as follows:

	Payments due by Periods
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
	(dollars in thousands)
Long-term debt maturities (1)	$325,809	$62	$146,085	$179,662	$—
Operating leases (2)	7,021	1,201	3,021	2,037	762
Land option and purchase contracts (3)	267,641	100,840	151,637	15,164	—
Total contractual obligations	$600,471	$102,103	$300,743	$196,863	$762
(1)     Principal payments in accordance with the LOC, LOC2, Project Debt and EB-5 notes payable, and other loans payable.
(2)     Operating lease obligations do not include payments to property owners covering common area maintenance charges.
(3)     Includes the remaining purchase price for all land option and purchase contracts, net of deposits, as of March 31, 2021.

We are subject to certain obligations associated with entering into contracts (including land purchase contracts) for the purchase, development, and sale of real estate in the routine conduct of business. Option contracts for the purchase of land enable us to defer acquiring portions of properties owned by third parties until the Company has determined whether to exercise its option, which may serve to reduce its financial risks associated with long-term land holdings. As of March 31, 2021, the Company had $34.1 million of deposits, of which $3.2 million are refundable. We expect to acquire the majority of such land within the next four years. The Company's performance, including the timing and amount of purchase, if any, on the remaining purchase and option contracts is subject to change.

Seasonality

Historically, the homebuilding industry experiences seasonal fluctuations in quarterly operating results and capital requirements. We typically experience the highest new home order activity during the spring, although this activity is also highly dependent on the number of active selling communities, timing of new community openings and other market factors. Since it typically takes four to eight months to construct a new home, we deliver more homes in the second half of the year as spring and summer home orders convert to home deliveries. Because of this seasonality, home starts, construction costs and related cash outflows have historically been highest in the third and fourth quarters, and the majority of cash receipts from home deliveries occurs during the second half of the year. We expect this seasonal pattern to continue over the long-term, although it may be affected by volatility in the homebuilding industry.

Non-GAAP Financial Measures

We include non-GAAP financial measures of adjusted home sales gross margin, EBITDA and adjusted EBITDA, net debt to net capital, and adjusted net income. These non-GAAP financial measures are presented to provide investors additional insights to facilitate the analysis of our results of operations. These non-GAAP financial measures are not in accordance with, or an alternative for, GAAP and may be different from non-GAAP financial measures used by other companies. In addition, these non-GAAP financial measures are not based on any comprehensive or standard set of accounting rules or principles. Accordingly, the calculation of our non-GAAP financial measures may differ from the definitions of non-GAAP financial measures other companies may use with the same or similar names. This limits, to some extent, the usefulness of this information for comparison purposes. Non-GAAP financial measures have limitations in that they do not reflect all of the amounts associated with our financial results as determined in accordance with GAAP. This information should only be used to evaluate our financial results in conjunction with the corresponding GAAP information. Accordingly, we qualify our use of non-GAAP financial measures whenever non-GAAP financial measures are presented.

Net Debt to Net Capital

The following table presents the ratio of debt to capital as well as the ratio of net debt to net capital which is a non-GAAP financial measure. The ratio of debt to capital is computed as the quotient obtained by dividing total debt, net of issuance costs, by total capital (sum of total debt, net of issuance costs plus total equity).

The non-GAAP ratio of net debt to net capital is computed as the quotient obtained by dividing net debt (which is total debt, net of issuance costs less cash, cash equivalents and restricted cash to the extent necessary to reduce the debt balance to zero) by net capital (sum of net debt plus total equity). The most comparable GAAP financial measure is the ratio of debt to capital. We believe the ratio of net debt to net capital is a relevant financial measure for investors to understand the leverage employed in our operations and as an indicator of our ability to obtain financing. We believe that by deducting our cash from our debt, we provide a measure of our indebtedness that takes into account our cash liquidity. We believe this provides useful information as the ratio of debt to capital does not take into account our liquidity and we believe that the ratio of net debt to net capital provides supplemental information by which our financial position may be considered.

See table below reconciling this non-GAAP measure to the ratio of debt to capital.

	March 31, 2021	December 31, 2020
	(dollars in thousands)
Total notes and other debts payable, net	$319,479	$264,809
Total equity	556,658	529,486
Total capital	$876,137	$794,295
Ratio of debt to capital	36.5%	33.3%

Total notes and other debts payable, net	$319,479	$264,809
Less: cash, cash equivalents and restricted cash	190,736	110,048
Net debt	128,743	154,761
Total equity	556,658	529,486
Net capital	$685,401	$684,247
Ratio of net debt to net capital	18.8%	22.6%

EBITDA and Adjusted EBITDA

The following table presents EBITDA and Adjusted EBITDA for the three months ended March 31, 2021 and 2020. Adjusted EBITDA is a non-GAAP financial measure used by management in evaluating operating performance. We define Adjusted EBITDA as net income before (i) income tax expense (benefit), (ii) interest expenses, (iii) depreciation and amortization, (iv) inventory impairments, (v) purchase accounting adjustments for acquired work in process inventory related to business combinations, (vi) (gain) loss on debt extinguishment, (vii) transaction costs related to the Merger and business combinations, (viii) the impact of income or loss allocations from our unconsolidated joint ventures, and (ix) gain (loss) on remeasurement of warrant liability. We believe Adjusted EBITDA provides an indicator of general economic performance that is not affected by fluctuations in interest, effective tax rates, levels of depreciation and amortization, and items considered to be non-recurring. The economic activity related to our unconsolidated joint ventures is not core to our operations and is the reason we have excluded those amounts. Accordingly, we believe this measure is useful for comparing our core operating performance from period to period. Our presentation of Adjusted EBITDA should not be considered as an indication that our future results will be unaffected by unusual or non-recurring items.

	Three Months Ended March 31,
	2021	2020
	(dollars in thousands)
Net (loss)	$(7,086)	$(2,624)
(Benefit) for income taxes	(4,065)	(1,235)
Interest in cost of sales	7,067	7,311
Interest relieved to equity in net loss (income) of unconsolidated joint ventures	353	282
Interest expense	11	11
Depreciation and amortization expense	914	816
EBITDA	(2,806)	4,561
Inventory impairments	—	—
Purchase price accounting in cost of home sales	2,801	2,785
Transaction costs	3,479	404
Equity in net (income) loss of unconsolidated joint ventures, net of interest	(332)	1,461
Loss on remeasurement of warrant liability	4,950	—
Less: Imputed interest in cost of sales (1)	—	(388)
Adjusted EBITDA	$8,092	$8,823
(1)     Imputed interest related to a land banking transaction that was treated as a product financing arrangement.

Adjusted Net Income

Adjusted Net Income to LHC is a non-GAAP financial measure that we believe is useful to management, investors and other users of our financial information in evaluating our operating results and understanding our operating results without the effect of certain expenses that were historically pushed down by our parent company and other non-recurring items. We believe excluding these items provides a more comparable assessment of our financial results from period to period. Adjusted Net Income to LHC is calculated by excluding the effects of related party interest that was pushed down by our parent company, purchase accounting adjustments for acquired work in process inventory related to business combinations, the impact from our unconsolidated joint ventures, merger related transaction costs, and gain (loss) on remeasurement of warrant liability, and tax-effected using a normalized effective tax rate. The economic activity related to our unconsolidated joint ventures is not core to our operations and is the reason we have excluded those amounts. We also adjust for the expense of related party interest pushed down from our parent company as we have no obligation to repay the debt and related interest.

	Three Months Ended March 31,
	2021	2020
	(dollars in thousands)
Net (loss) attributable to Landsea Homes Corporation	$(7,074)	$(2,536)

Inventory impairments	—	—
Previously capitalized related party interest included in cost of sales	2,902	2,846
Equity in net loss of unconsolidated joint ventures	21	1,743
Purchase price accounting for acquired inventory	2,801	2,785
Merger related transaction costs	2,656	—
Loss on remeasurement of warrant liability	4,950	—
Total adjustments	13,330	7,374
Tax-effected adjustments (1)	8,471	5,014
Adjusted net income attributable to Landsea Homes Corporation	$1,397	$2,478
(1)    Our adjusted income tax expense is reflective of our effective income tax rate.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rates

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. The Company's primary exposure to market risk is interest rate risk associated with variable rate debt and credit facilities. Borrowings under variable rate debt and credit facilities bear interest at a floating rate equal to the adjusted Prime Rate or LIBOR plus an applicable margin between 0.75% to 6.50% per annum.

Inflation

Operations can be adversely impacted by inflation, primarily from higher land, financing, labor, material and construction costs. In addition, inflation can lead to higher mortgage rates, which can significantly affect the affordability of mortgage financing to homebuyers. While we attempt to pass on cost increases to customers through increased prices, when weak housing market conditions exist, we are often unable to offset cost increases with higher selling prices.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal accounting officer or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021. Based on this evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that, as of such date, our disclosure controls and procedures were not effective solely due to the material weakness in our internal control over financial reporting described below.

Our evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q included consideration of the items expressed in the SEC’s Staff Statement of April 12, 2021 (the "SEC Statement”) in which the SEC Staff emphasized the potential accounting implications of certain terms that may be common in warrants issued by Special Purpose Acquisition Companies (“SPACs”). Based on consideration of the highlights included in the SEC Statement, our Chief Executive Officer and Chief Accounting Officer concluded that as of March 31, 2021, we did not design and maintain effective controls over the accounting for warrants issued in connection with the initial public offering of LF Capital and assumed by us in the Merger. We also considered the impact of the SEC Statement to the Company’s accounting for the warrants in the historical financial statements of LF Capital reflected in our Annual Report on Form 10-K for the year ended December 31, 2020 and concluded the material weakness existed as of December 31, 2020. If not fully remediated, this material weakness could result in material misstatements of account balances or disclosures that would result in a material misstatement of our annual or interim consolidated financial statements that would not be prevented or detected.

In light of the material weakness described above, we analyzed and evaluated the financial statements previously filed in our Annual Report on Form 10-K for the year ended December 31, 2020 and concluded that there is a material misstatement related to the accounting for the Warrants in the historical financial statements of LF Capital for the periods presented in that Form 10-K. The Company will file an amended Form 10-K as soon as practicable and has filed a Current Report on Form 8-K that includes a statement of non-reliance within Item 4.02 of that Form 8-K.

Management performed additional analyses and other post-closing procedures to determine whether its consolidated financial statements for the quarter ended March 31, 2021 are prepared in accordance with generally accepted accounting principles. Accordingly, management concluded that the consolidated financial statements included in this report fairly present, in all material respects, the Company’s financial position, results of operations, and cash flows for the periods presented.

Remediation Efforts

Management began implementing controls over the warrants upon identification of the misstatement and has designed and implemented additional controls over the warrants accounting, including review by our internal financial reporting specialists and consultation with third party experts on the accounting for warrants. The material weakness will not be considered fully remediated until all associated controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

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

•Actual or threatened public health crises, epidemics, or outbreaks, including the outbreak of COVID-19, may have a material adverse effect on our business, financial condition, and results of operations.
•Our industry is cyclical and adverse changes in general and local economic conditions could reduce the demand for homes and, as a result, could have a material adverse effect on us.
•If we are not able to develop communities successfully and in a timely manner, our revenues, financial condition and results of operations may be adversely impacted.
•We may suffer uninsured losses or suffer material losses in excess of insurance limits.
•Our geographic concentration could materially and adversely affect us if the homebuilding industry in our current markets should experience a decline.
•Inflation and interest rate changes could adversely affect our business and financial results.
•We may not be successful in integrating acquisitions, expanding into new markets or implementing our growth strategies.
•Landsea Green can determine the outcome of major corporate transactions that require the approval of our stockholders and may take actions that conflict with the interests of other of our stockholders.
•We are a “controlled company” within the meaning of Nasdaq rules and, as a result, may qualify for, and may choose to rely on, exemptions from certain corporate governance requirements.
•Our internal controls over financial reporting may not be effective and our independent registered public accounting firm may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business and reputation.
•If the Business Combination’s benefits do not meet the expectations of investors, stockholders or financial analysts, the market price of our securities may decline.
•A significant portion of our total outstanding shares are restricted from immediate resale but may be sold into the market in the near future. Resales of the shares of Common Stock included in the Merger Consideration could depress the market price of our Common Stock.

•Because homes are relatively illiquid, our ability to promptly sell one or more properties for reasonable prices in response to changing economic, financial and investment conditions may be limited and we may be forced to hold non-income producing properties for extended periods of time.
•New and existing laws and regulations or other governmental actions may increase our expenses, limit the number of homes that we can build or delay completion of our projects.
•We rely on third-party suppliers and long supply chains, and if we fail to identify and develop relationships with a sufficient number of qualified suppliers, or if there is a significant interruption in our supply chains, our ability to timely and efficiently access raw materials that meet our standards for quality could be adversely affected.
•Our business and results of operations are dependent on the availability, skill and performance of subcontractors.
•The long-term sustainability and growth in our number of homes delivered depends in part upon our ability to acquire developed lots ready for residential homebuilding on reasonable terms.

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

In connection with the sale of a home, we collect a deposit from the homebuyer that is a small percentage of the total purchase price. During the year ended December 31, 2020, Landsea Homes experienced a cancellation rate of 12.7%. Cancellations negatively impact the number of closed homes, net new home orders, home sales revenue and our results of operations, as well as the number of homes in backlog. Home order cancellations can result from a number of factors, including but not limited to declines or slow appreciation in the market value of homes, increases in the supply of homes available to be purchased, increased competition, higher mortgage interest rates, buyer’s remorse, homebuyers’ inability to sell their existing homes, homebuyers’ inability to obtain suitable financing, including providing sufficient down payments, and adverse changes in economic conditions. Many of these factors are beyond our control. Increased levels of home order cancellations would have a negative impact on our home sales revenue and financial and operating results.

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

The residential homebuilding industry is cyclical and highly sensitive to changes in general and local economic, real estate or other business conditions that are outside of our control and could reduce the demand for homes, including changes in:

•overall consumer confidence and the confidence of potential homebuyers in particular;
•U.S. and global financial system, macroeconomic conditions, market volatility and credit market stability, such as the ongoing COVID-19 pandemic and government actions and restrictive measures implemented in response;
•employment levels and job and personal income growth;
•availability and pricing of financing for homebuyers;
•short and long-term interest rates;
•demographic trends;
•changes in energy prices;
•housing demand from population growth, household formation and other demographic changes, among other factors;
•private party and governmental residential consumer mortgage loan programs, and federal and state regulation of lending and appraisal practices;
•federal and state personal income tax rates and provisions, government actions, policies, programs and regulations directed at or affecting the housing market, tax benefits associated with purchasing and owning a home, and the standards, fees and size limits applicable to the purchase or insuring of mortgage loans by government-sponsored enterprises and government agencies;
•the supply of and prices for available new or existing homes, including lender-owned homes acquired through foreclosures and short sales and homes held for sale by investors and speculators, and other housing alternatives, such as apartments and other residential rental property;
•homebuyer interest in our current or new product designs and community locations, and general consumer interest in purchasing a home compared to choosing other housing alternatives; and
•real estate taxes.

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

We own interests in various joint ventures and, as of December 31, 2020, investments in and advances to unconsolidated joint ventures was $21 million. We have entered into joint ventures in order to manage our risk profile and to leverage our capital base. Such joint venture investments involve risks not otherwise present in wholly owned projects, including the following:

•Control and Partner Dispute Risk. We do not have exclusive control over the development, financing, management and other aspects of any such project or joint venture, which may prevent us from taking actions that are in our best interest but opposed by our partners. We cannot exercise sole decision-making authority regarding any such project or joint venture, which could create the potential risk of creating impasses on decisions, such as acquisitions or sales. Disputes between us and our partners may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and efforts on our business and could result in subjecting the projects owned by the joint venture to additional risk. Our existing joint venture agreements contain buy-sell provisions pursuant to which one partner may initiate procedures requiring the other partner to choose between buying the other partner’s interest or selling our interest to that partner; we may not have the capital to purchase our joint venture parties’ interest under these circumstances even if we believe it would be beneficial to do so.

•Development Risk. Typically, we serve as the administrative member, managing member, or general partner of our joint ventures and one of our subsidiaries acts as the general contractor while our joint venture partner serves as the capital provider. Due to our respective role in these joint ventures, we may become liable for obligations beyond our proportionate equity share. In addition, the projects we build through joint ventures are often larger and have a longer time horizon than the typical project developed by our wholly owned homebuilding operations. Time delays associated with obtaining entitlements, unforeseen development issues, unanticipated labor and material cost increases, higher carrying costs, and general market deterioration and other changes are more likely to impact larger, long-term projects, all of which may negatively impact the profitability and capital needs of these ventures and our proportionate share of income and capital.

•Financing Risk. There are generally a limited number of sources willing to provide acquisition, development and construction financing to land development and homebuilding joint ventures. During difficult market conditions, it may be difficult or impossible to obtain financing for our joint ventures on commercially reasonable terms, or to refinance existing joint venture borrowings as such borrowings mature. In addition, a partner may fail to fund its share of required capital contributions or may become bankrupt, which may cause us and any other remaining partners to need to fulfill the obligations of the venture in order to preserve their interests and retain any benefits from the joint venture. As a result, we could be contractually required, or elect, to contribute our corporate funds to the joint venture to finance acquisition and development or construction costs following termination or step-down of joint venture financing that the joint venture is unable to restructure, extend, or refinance with another third party lender. In addition, our ability to contribute our funds to or for the joint venture may be limited if we do not meet the credit facility conditions discussed above. In addition, we sometimes finance projects in our unconsolidated joint ventures with debt that is secured by the underlying real property. Secured indebtedness increases the risk of the joint venture’s loss of ownership of the property (which would, in turn, impair the value of our ownership interests in the joint venture).

•Contribution Risk. Under credit enhancements that we typically provide with respect to joint venture borrowings, we and our partners could be required to make additional unanticipated investments in and advances to these joint ventures, either in the form of capital contributions or loan repayments, to reduce such outstanding borrowings. We may have to make additional contributions that exceed our proportional share of capital if our partners fail to contribute any or all of their share. While in most instances we would be able to exercise remedies available under the applicable joint venture agreements if a partner fails to contribute its proportional share of capital, a partner’s financial condition may preclude any meaningful cash recovery on the obligation.

•Completion Risk. We often sign a completion agreement in connection with obtaining financing for our joint ventures. Under such agreements, we may be compelled to complete a project, usually with costs within the budget related to the project being funded by the lender with any budget shortfalls being borne by us even if we no longer have an economic interest in the joint venture or the joint venture no longer has an interest in the property.

•Illiquid Investment Risk. We lack a controlling interest in certain of our joint ventures and therefore are generally unable to compel such joint ventures to sell assets, return invested capital, require additional capital contributions or take any other action without the vote of at least one or more of our venture partners. This means that, absent partner agreement, we may not be able to liquidate our joint venture investments to generate cash.

•Consolidation Risk. The accounting rules for joint ventures are complex and the decision as to whether it is proper to consolidate a joint venture onto our balance sheet is fact intensive. If the facts concerning an unconsolidated joint venture were to change and a triggering event under applicable accounting rules were to occur, we might be required to consolidate previously unconsolidated joint ventures onto our balance sheet which could adversely impact our financial statements and our leverage and other financial conditions or covenants.

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

The homebuilding industry is capital-intensive and requires significant up-front expenditures to acquire land and begin development. There is no assurance that cash generated from our operations, borrowings incurred under credit agreements or project-level financing arrangements, or proceeds raised in capital markets transactions will be sufficient to finance our capital projects or otherwise fund our liquidity needs. If our future cash flows from operations and other capital resources are insufficient to finance our capital projects or otherwise fund our liquidity needs, we may be forced to:

•reduce or delay business activities, land acquisitions and capital expenditures;
•sell assets;
•obtain additional debt or equity capital; or
•restructure or refinance all or a portion of our debt on or before maturity.

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

We have outstanding indebtedness and our ability to incur additional indebtedness under our various credit facilities is subject to and potentially restricted by customary requirements and borrowing base formulas. As of December 31, 2020, Landsea Homes had approximately $272 million outstanding under its various credit facilities and loan agreements, with approximately $278 million of additional borrowing capacity, subject to customary borrowing base requirements. Our indebtedness could have detrimental consequences, including the following:

•our ability to obtain additional financing as needed for working capital, land acquisition costs, building costs, other capital expenditures, or general corporate purposes, or to refinance existing indebtedness before its scheduled maturity, may be limited;
•we will need to use a portion of cash flow from operations to pay interest and principal on our indebtedness, which will reduce the funds available for other purposes;
•if we are unable to comply with the terms of the agreements governing our indebtedness, the holders of that indebtedness could accelerate that indebtedness and exercise other rights and remedies against us;
•the terms of any refinancing may not be as favorable as the debt being refinanced, if at all.

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

A default under any of the agreements governing our indebtedness may allow our creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under the credit agreement governing our credit facility would permit the lenders thereunder to terminate all commitments to extend further credit under the applicable facility. Furthermore, if we were unable to repay the amounts due and payable under any secured indebtedness, those lenders could proceed against the collateral granted to them to secure that indebtedness. In the event our lenders or the holders of our notes accelerate the repayment of our borrowings, we cannot assure that we would have sufficient assets to repay such indebtedness. As a result of these restrictions, we may be:

•limited in how we conduct our business;
•unable to raise additional debt or equity financing to operate during general economic or business downturns; or
•unable to compete effectively or to take advantage of new business opportunities.
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

The agreements governing our debt impose operating and financial restrictions. These restrictions limit our ability, among other things, to:

•incur or guarantee additional indebtedness or issue certain equity interests;
•pay dividends or distributions, repurchase equity or prepay subordinated debt;
•make certain investments;
•sell assets;
•incur liens;
•create certain restrictions on the ability of restricted subsidiaries to transfer assets;
•enter into transactions with affiliates;
•create unrestricted subsidiaries; and
•consolidate, merge or sell all or substantially all of our assets.

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

There may be a large number of our shares of Common Stock sold in the market. The shares held by our public stockholders are freely tradeable.

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

Factors affecting the trading price of our securities may include:

•actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;
•changes in the market’s expectations about our operating results;
•the public’s reaction to our press releases, our other public announcements and our filings with the SEC;
•speculation in the press or investment community;
•success of competitors;
•our operating results failing to meet the expectation of securities analysts or investors in a particular period;
•changes in financial estimates and recommendations by securities analysts concerning us or the market in general;
•operating and stock price performance of other companies that investors deem comparable to us;
•our ability to market new and enhanced products on a timely basis;
•changes in laws and regulations affecting our business;
•commencement of, or involvement in, litigation involving us;
•changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
•the volume of securities available for public sale;
•any major change in our Board or management;
•sales of substantial amounts of securities by our directors, officers or significant stockholders or the perception that such sales could occur;
•the realization of any of the risk factors presented in this Annual Report;
•additions or departures of key personnel;
•failure to comply with the requirements of Nasdaq;

•failure to comply with SOX or other laws or regulations;
•actual, potential or perceived control, accounting or reporting problems;
•changes in accounting principles, policies and guidelines; and
•general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.

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

Our quarterly operating results may fluctuate significantly because of several factors, including:

•labor availability and costs for hourly and management personnel;
•profitability of our products, especially in new markets and due to seasonal fluctuations;
•changes in interest rates;
•impairment of long-lived assets;
•macroeconomic conditions, both nationally and locally;
•negative publicity relating to products we serve;
•changes in consumer preferences and competitive conditions;
•expansion to new markets; and
•fluctuations in commodity prices.

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

If Nasdaq delists any of our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•a limited availability of market quotations for our securities;
•reduced liquidity for our securities;
•a determination that the Common Stock is a “penny stock” which will require brokers trading in our Common Stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
•a limited amount of news and analyst coverage; and
•a decreased ability to issue additional securities or obtain additional financing in the future.

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

Our Second Amended and Restated Certificate of Incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together, these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities. These provisions include:

•a prohibition on stockholder action by written consent once the company is no longer controlled, which forces stockholder action to be taken at an annual or special meeting of our stockholders;
•a vote of 25% required for stockholders to call a special meeting;
•a “synthetic” anti-takeover provision in lieu of the statutory protections of Section 203 of the Delaware General Corporation Law;
•a vote of 80% required to approve a merger as long as the majority stockholder owns at least 20% of our stock;
•a vote of 70% required to approve certain amendments to the Second Amended and Restated Certificate of Incorporation and the Second Amended and Restated Bylaws;
•a provision allowing the directors to fill any vacancies on the Board, including vacancies that result from an increase in the number of directors, subject to the rights of the holders of any outstanding series of preferred stock to elect directors under specified circumstances; and
•the designation of Delaware as the exclusive forum for certain disputes.

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

In particular, our historical consolidated financial information is not necessarily indicative of our future results of operations, financial condition or cash flows primarily because of the following factors:

•Prior to the Business Combination, the Seller or one of its affiliates provided support for various corporate functions for Landsea Homes, such as information technology, shared services, medical insurance, procurement, logistics, marketing, human resources, legal, finance and internal audit;
•Our historical consolidated financial results reflect the direct, indirect and allocated costs for such services historically provided by the Seller prior to the Business Combination, and these costs may significantly differ from the comparable expenses we would have incurred as an independent company;
•Prior to the Business Combination, Landsea Homes’ working capital requirements and capital expenditures historically were satisfied as part of the Seller’s corporate-wide cash management and centralized funding programs, and our cost of debt and other capital may significantly differ from that which is reflected in our historical combined financial statements for the periods prior to the Business Combination; and
•The historical combined financial information for the periods prior to the Business Combination may not fully reflect the costs associated with the Business Combination, including the costs related to being an independent public company.

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

We will be subject to income taxes in the United States, and our domestic tax liabilities will be subject to the allocation of expenses in differing jurisdictions. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

•changes in the valuation of our deferred tax assets and liabilities;
•expected timing and amount of the release of any tax valuation allowances;
•tax effects of stock-based compensation;
•costs related to intercompany restructurings;
•changes in tax laws, regulations or interpretations thereof; or
•lower than anticipated future earnings in jurisdictions where we have lower statutory tax rates and higher than anticipated future earnings in jurisdictions where we have higher statutory tax rates.

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

Changes in accounting rules, assumptions or judgments could materially and adversely affect us, including recent statements from the SEC regarding SPAC-related companies.

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

For example, on April 12, 2021, the Staff of the SEC issued the “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). The SEC Statement emphasized the potential accounting implications of certain terms that may be common in warrants issued by SPACs that could result in the warrants being classified as a liability measured at fair value, with non-cash fair value adjustments reported in earnings at each reporting period. As a result of the Statement, the Company concluded that there is a material misstatement related to the accounting for the warrants in the historical financial statements of LF Capital for the periods presented in our Annual Report on Form 10-K for the year ended December 31, 2020. The Company will file an amended Form 10-K as soon as practicable and has filed a Current Report on Form 8-K that includes a statement of non-reliance within Item 4.02 of that Form 8-K. A restatement of

LF Capital’s historical financial statements may subject the Company to additional risks and uncertainties, including, among others, increased professional fees and expenses and time commitment that may be required to address matters related to a restatement, and scrutiny of the SEC and other regulatory bodies which could cause investors to lose confidence in the Company’s reported financial information and could subject the Company to civil or criminal penalties or shareholder litigation. The Company could face monetary judgments, penalties or other sanctions that could have a material adverse effect on its business, financial condition and results of operations and could cause its stock price to decline.

We identified a material weakness in our internal control over financial reporting. If we are not able to remediate the material weakness and otherwise maintain an effective system of internal control over financial reporting, the reliability of our financial reporting, investor confidence in our Company and the value of our common stock and warrants could be adversely affected.

Our evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q included consideration of the items expressed in the SEC Statement in which the SEC Staff emphasized the potential accounting implications of certain terms that may be common in warrants issued by SPACs. Based on consideration of the highlights included in the SEC Statement, our Chief Executive Officer and Chief Accounting Officer concluded that as of March 31, 2021, we did not design and maintain effective controls over the accounting for the warrants issued in connection with the initial public offering of LF Capital and assumed by us in the Merger. We also considered the impact of the SEC Statement to the Company’s accounting for the warrants in the historical financial statements of LF Capital reflected in our Annual Report on Form 10-K for the year ended December 31, 2020 and concluded the material weakness existed as of December 31, 2020. If not fully remediated, this material weakness could result in material misstatements of account balances or disclosures that would result in a material misstatement of our annual or interim consolidated financial statements that would not be prevented or detected.

We have designed and implemented changes to our internal control over financial reporting to remediate the control deficiency that gave rise to the material weakness and have concluded that our remediation plan is already designed to improve the process and controls in the determination of the appropriate accounting for the Warrants issued in connection with the initial public offering of LF Capital.

If our steps are insufficient to successfully remediate the material weakness and otherwise establish and maintain an effective system of internal control over financial reporting, the reliability of our financial reporting, investor confidence in our Company and the value of our common stock and warrants could be materially and adversely affected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description
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
4.1
First Amendment to the Warrant Agreement, dated January 7, 2021, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on January 13, 2021)

10.1
Stockholder’s Agreement, by and between Landsea Homes Corporation and Landsea Holdings Corporation, dated January 7, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 13, 2021)

10.2
Seller Lock-Up Agreement, by and between Landsea Holdings Corporation and Landsea Homes Corporation, dated January 7, 2021 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on January 13, 2021)

10.3
Sponsor Lock-Up Agreement, by and between Level Field Capital, LLC, Bandouin Prot, Scott Reed, Elias Farhat, Djemi Traboulsi, James Erwin, Gregory Wilson and Landsea Homes Corporation, dated January 7, 2021 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on January 13, 2021)

10.4
Sponsor Lock-Up Agreement, by and among Level Field Capital, LLC, Karen Wendel and Landsea Homes Corporation, dated January 7, 2021 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on January 13, 2021)

10.5
Trademark License Agreement, by and among Landsea Homes Corporation and certain of its subsidiaries set forth on Exhibit A thereto and Landsea Group Co., Ltd., dated January 7, 2021 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on January 13, 2021)

10.6^
Form of Landsea Homes Corporation Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2021)

10.7+
Fourth Amendment to Credit Agreement, dated as of February 26, 2021, by and among Landsea Homes- WAB 2 LLC, Western Alliance Bank, the lenders and the other loan parties (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2021)

10.8
Investor Representation Letter, dated January 7, 2021, by Landsea Holdings Corporation (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2021)

10.9
Landsea Homes Corporation Executive Cash Incentive Plan, effective as of January 1, 2021. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2021)

10.10*^	Form of Grant Notice for Restricted Stock Unit Award and Standard Terms and Conditions for Restricted Stock Units
10.11*^	Form of Grant Notice for Performance Share Unit Award and Standard Terms and Conditions for Performance Share Units

10.12*^	Form of Grant Notice for Restricted Stock Award
31.1*	Certification of John Ho, Chief Executive Officer of Landsea Homes Corporation, pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934
31.2*	Certification of John Ho, Interim Chief Financial Officer of Landsea Homes Corporation, pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934
32.1**	Certification of John Ho, Chief Executive Officer and Interim Chief Financial Officer of Landsea Homes Corporation, pursuant to 18 U.S.C. Section 1350
101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020; (ii) Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020, (iii) Consolidated Statements of Equity for the three months ended March 31, 2021 and 2020; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020 and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
104	The Cover page from the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2021, formatted in Inline XBRL (included as Exhibit 101).

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

Landsea Homes Corporation

Date: May 14, 2021	By:	/s/ John Ho
John Ho
Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2021	By:	/s/ Trent Schreiner
Trent Schreiner
Chief Accounting Officer
(Principal Accounting Officer)