Form 10-K/A
period 2020-12-31
Landsea Homes Corp
filed 2021-07-06
CIK 1721386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

 (Amendment No. 2)

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

EXPLANATORY NOTES

EXPLANATORY NOTE RELATED TO THE RESTATEMENT

Landsea Homes Corporation is filing this Amendment No. 2 on Form 10-K/A (this “Form 10-K/A” or “Report”) to amend its Annual Report on Form 10-K for the year ended December 31, 2020, originally filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2021 (“Original Filing”), as amended by that certain Amendment No. 1 on Form 10-K/A filed with the SEC on April 30, 2021 (which includes the information required by Part III of Form 10-K) (“Amendment No. 1”), to restate the financial statements and related footnote disclosures as of December 31, 2020 and 2019 and for the years ended December 31, 2020 and 2019 included in the Original Filing. This Form 10-K/A also amends certain other Items in the Original Filing, as listed in “Items Amended in this Form 10-K/A” below.

Restatement Background

As previously disclosed in the Current Report on Form 8-K filed with the SEC on May 17, 2021, on April 12, 2021, the Staff of the Securities and Exchange Commission (the “SEC”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). The SEC Statement discussed certain features of warrants similar to the public warrants and private placement warrants (the “Private Placement Warrants” and collectively with the public warrants, the “Warrants”) issued in connection with the initial public offering of the Company, specifically, settlement terms and provisions related to certain tender offers following a business combination, as well as certain warrant instruments that do not meet the criteria to be considered indexed to an entity’s own stock, and noted that entities must consider whether to classify contracts that may be settled in its own stock, such as warrants, as equity or as an asset or liability.

After considering the SEC Statement, the Company re-evaluated its historical accounting for the Warrants and concluded it must amend the accounting treatment of the Warrants. On May 14, 2021, management and the Audit Committee of the Board of Directors of the Company, in response to the SEC Statement and, after discussion with the Company’s financial and legal advisors, concluded that the previously issued consolidated financial statements of the Company (formerly known as LF Capital Acquisition Corp. or “LF Capital”) as of December 31, 2020 and 2019, and the quarterly periods ended September 30, 2020, June 30, 2020, March 31, 2020, September 30, 2019, June 30, 2019, and March 31, 2019 (collectively, the “Affected Periods”), should no longer be relied upon. Similarly, the related press releases, the Report of the Independent Registered Public Accounting Firm on the financial statements as of December 31, 2020 and 2019, and for the years ended December 31, 2020 and 2019, and the stockholder communications describing the relevant portions of the Company’s financial statements for the Affected Periods should no longer be relied upon.

Consequently, the Company has restated the financial statements identified above in this Form 10-K/A. As discussed in further detail below and in Note 11 to the accompanying financial statements, the restatement is the result of a misapplication of the guidance on accounting for the Warrants, which was brought to light by the SEC Statement. The Warrants were presented within equity in the Company’s financial statements for the Affected Periods. After reviewing the SEC Statement, the Company concluded that certain terms of the Warrants require them to be classified as liabilities. In periods subsequent to issuance, changes in the estimated fair value of the derivative instruments should have been reported in the statement of operations. In the process of evaluating its financial statements for restatement, the Company also considered the convertible note payable which is described in further detail within this document and is convertible into warrants identical to the Private Placement Warrants. The Company determined to elect the fair value option for the convertible note. All amounts in this Form 10-K/A affected by the restatement adjustments reflect such amounts as restated. These restatements resulted in noncash financial statement corrections and have no material impact on the Company’s historical liquidity, cash flows, revenues, or the investments held in the trust account. The restatement also has no impact on the historical financial statements of Landsea Homes Incorporated.

In addition, in light of the restatement discussed above, management has concluded that the Company had a material weakness as of December 31, 2020 relating to the internal controls over financial reporting. As such, management’s report on the Company’s internal control over financial reporting as of December 31, 2020 should no longer be relied upon. The changes did not result from a change in published accounting guidance during the relevant time period or any override of controls or misconduct. For a discussion of management’s consideration of the Company’s disclosure controls and procedures, internal controls over financial reporting, and the material weakness identified, see Part II, Item 9A, “Controls and Procedures” of this Form 10-K/A.

Items Amended in this Form 10-K/A

This Form 10-K/A presents the Original Filing, as amended by Amendment No. 1 to the Original Filing, amended and restated with modifications as necessary to reflect the restatements. The following items have been amended to reflect the restatement:

Part I, Item 1A. Risk Factors

Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II. Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Part II, Item 8. Financial Statements

Part II, Item 9A. Controls and Procedures

Part IV, Item 15. Exhibits and Financial Statement Schedules

In addition, Part III. Items 10-14 have also been updated to incorporate by reference the disclosures included in Amendment No. 1

Further, in connection with the filing of this Form 10-K/A and pursuant to the rules of the SEC, the Company’s Chief Executive Officer and Interim Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-K/A. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new certifications and to include the consent by RSM US, LLP, the Company’s former accountant.

Except as described above, this Form 10-K/A does not amend, update or change any other items or disclosures in the Original Filing and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Form 10-K/A speaks only as of the date the Original Filing was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original Filing to give effect to any subsequent events, except as previously set forth in Amendment No. 1 to the Original Filing. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Filing, including Amendment No. 1 and any other amendments to our SEC filings.

EXPLANATORY NOTE FROM ORIGINAL FILING

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

Item 1A. Risk Factors (As Restated)

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
17

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
30

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
33

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
34

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
35

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
39

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

For example, on April 12, 2021, the Staff of the SEC issued the “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). The SEC Statement emphasized the potential accounting implications of certain terms that may be common in warrants issued by SPACs that could result in the warrants being classified as a liability measured at fair value, with non-cash fair value adjustments reported in earnings at each reporting period. After considering the SEC Statement, the Company concluded that there was a material misstatement related to the accounting for the warrants in the historical financial statements of the Company for the periods presented in our Annual Report on Form 10-K for the year ended December 31, 2020. The resulting restatement of the Company’s historical financial statements may subject the Company to additional risks and uncertainties, including, among others, increased professional fees and expenses and time commitment that may be required to address matters related to a restatement, and scrutiny of the SEC and other regulatory bodies which could cause investors to lose confidence in the Company’s reported financial information and could subject the Company to civil or criminal penalties or shareholder litigation. The Company could face monetary judgments, penalties or other sanctions that could have a material adverse effect on its business, financial condition and results of operations and could cause its stock price to decline.

We identified a material weakness in our internal control over financial reporting. If we are not able to remediate the material weakness and otherwise maintain an effective system of internal control over financial reporting, the reliability of our financial reporting, investor confidence in our Company and the value of our common stock and warrants could be adversely affected.

Our evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form10-K/A included consideration of the items expressed in the SEC Statement in which the SEC Staff emphasized the potential accounting implications of certain terms that may be common in warrants issued by SPACs. Based on consideration of the highlights included in the SEC Statement, our Chief Executive Officer and Chief Accounting Officer concluded that as of December 31, 2020, we did not design and maintain effective controls over the accounting for the warrants issued in connection with the initial public offering of LF Capital. If not fully remediated, this material weakness could result in material misstatements of account balances or disclosures that would result in a material misstatement of our annual or interim consolidated financial statements that would not be prevented or detected.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (As Restated)

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

For the year ended December 31, 2020, we had a net loss of approximately $36.6 million, which consisted of approximately $2.5 million in general and administrative expenses, approximately $200,000 in franchise tax expense, approximately $34.5 million from a non-cash loss on remeasurement of warrant liability, and approximately $120,000 in income tax expense which was partially offset by approximately $694,000 in interest earned on investments and marketable securities held in the Trust Account.

For the year ended December 31, 2019, we had net income of approximately $0.8 million, which consisted of approximately $3.5 million in interest earned on investments and marketable securities held in the Trust Account, offset by approximately $826,000 in general and administrative expenses, $200,000 in franchise tax expense, approximately $676,000 in income tax expense and approximately $931,000 from a non-cash loss on remeasurement of warrant liability.

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

On July 16, 2020, we issued a $3.0 million promissory note (the “Promissory Note”) to our Sponsor, pursuant to which our Sponsor agreed to provide a working capital loan to us of up to $3.0 million. The Promissory Note will be repaid on the earlier of (i) December 31, 2020 and (ii) the effective date of a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination, involving us and one or more businesses, without interest. On January 6, 2021, the Company amended the maturity date of the Promissory Note to be repaid on the later of: (i) December 31, 2020 and (ii) the closing date of the Business Combination. On July 16, 2020, we were provided an advance of $1.0 million in loan proceeds pursuant to the Promissory Note which increased the principal balance of the Promissory Note to $1.0 million. The Sponsor agreed to forgive all amounts due under the Promissory Note for no consideration upon the consummation of the Business Combination on January 7, 2021.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2019, 13,413,549 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our balance sheets. As of December 31, 2020, there were no further redemptions permitted and the shares that were subject to redemption have been reclassified back into Class A common stock.

Warrant liability

The Company has warrants outstanding presented on the consolidated balance sheets as a liability recorded at fair value with subsequent changes in fair value recognized in the consolidated statement of operations at each reporting date. Each Warrant is exercisable at $11.50 into one share of common stock. The Warrants will expire five years after the completion of the Merger or earlier upon redemption or liquidation. Refer to Note 7 - Stockholders’ Equity for additional information on the Warrants. The Warrants are recorded at fair value each reporting period with the change in fair value between periods recorded as a gain (loss) on remeasurement of the warrant liability in the accompanying consolidated statements of operations. The fair value of the Private Placement Warrants is determined by a Black-Scholes options pricing model which includes Level 3 inputs which are discussed in Note 8 - Fair Value Measurements. The fair value of the public warrants is measured based on the listed market price of such warrants whenever possible, but are measured using a Monte Carlo simulation when there is not sufficient trading volume to provide a reasonably reliable measure of fair value. The Monte Carlo simulation includes Level 3 inputs which are discussed in Note 8 - Fair Value Measurements.

Off-Balance Sheet Arrangements and Contractual Obligations

As of December 31, 2020 and 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk (As Restated).

As of December 31, 2020 and 2019, we were not subject to any market or interest rate risk except as it relates to market risk from changes in our stock price and the price of our public warrants, both of which can impact the fair value of our warrant liability. Changes in the price of our stock our public warrants may cause the warrant liability on our balance sheets and gain (loss) on remeasurement of warrant liability on our statements of operations to fluctuate significantly. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, were invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we do not believe that there will be an associated material exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data

LANDSEA HOMES CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Landsea Homes Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Landsea Homes Corporation (Formerly LF Capital Acquisition Corp.) (the Company) as of December 31, 2020 and 2019, the related statements of operations, changes in stockholders’ equity and cash flows and the related notes to the financial statements (collectively, the financial statements) for the years ended December 31, 2020 and 2019. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Merger Agreement

As discussed in Note 10 to the financial statements, on January 7, 2021 the Company completed the business combination pursuant to the Merger Agreement described in Note 1.

Restatement
As discussed in the Basis of Presentation section of Note 2 and in Note 11 to the financial statements, the 2020 and 2019 financial statements have been restated to correct a misstatement.

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

/s/ RSM US LLP

We served as the Company’s auditor from 2017 through March 18, 2021.

New York, New York

March 12, 2021, except for the effect of the restatement described in the Basis of Presentation section of Note 2 and Note 11, as to which the date is July 6, 2021

LANDSEA HOMES CORP.

BALANCE SHEETS

	As Restated
	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$68,986	$161,405
Prepaid expenses	1,598	304,077
Total current assets	70,584	465,482
Marketable securities held in Trust Account	109,742,246	162,019,909
Total assets	$109,812,830	$162,485,391

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,961,576	$121,516
Accrued expenses	—	30,610
Convertible note payable - related parties	1,500,000	750,000
Promissory note – related party	1,000,000	—
Franchise tax payable	40,051	40,000
Total current liabilities	4,501,627	942,126
Deferred tax liabilities	—	128,105
Deferred underwriting commissions	5,433,750	5,433,750
Warrant liability	45,483,300	10,943,950
Total liabilities	55,418,677	17,447,931

Commitments
Class A common stock, $0.0001 par value; 0 and 13,413,549 shares subject to possible redemption at $0 and $10.44 per share at December 31, 2020 and 2019, respectively	—	140,037,451

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at December 31, 2020 and 2019, respectively	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 10,392,472 and 2,111,451 shares issued and outstanding (excluding 0 and 13,413,549 shares subject to possible redemption) at December 31, 2020 and 2019, respectively	1,039	211
Convertible Class B common stock, $0.0001 par value; 15,000,000 shares authorized; 3,881,250 shares issued and outstanding at December 31, 2020 and 2019, respectively	388	388
Additional paid-in capital	89,019,318	2,990,157
Accumulated deficit	(34,626,592)	2,009,253
Total stockholders’ equity (deficit)	54,394,153	5,000,009
Total Liabilities and Stockholders’ Equity	$109,812,830	$162,485,391

The accompanying notes are an integral part of these financial statements.

LANDSEA HOMES CORP.

STATEMENTS OF OPERATIONS

	As Restated
	For the Years Ended December 31,
	2020	2019
General and administrative expenses	$2,470,314	$826,307
Franchise tax expense	200,051	200,000
Loss from operations	(2,670,365)	(1,026,307)
Interest earned on investments and marketable securities	694,319	3,473,997
Loss on remeasurement of warrant liability	(34,539,350)	(931,400)
(Loss) income before income tax expense	(36,515,396)	1,516,290
Income tax expense	120,449	675,854
Net (loss) income	$(36,635,845)	$840,436

Weighted average shares outstanding of Class A common stock	14,006,380	15,525,000
Basic and diluted net income per share, Class A	$0.03	$0.17
Weighted average shares outstanding of Class B common stock	3,881,250	3,881,250
Basic and diluted net loss per share, Class B	$(9.54)	$(0.45)

The accompanying notes are an integral part of these financial statements.

LANDSEA HOMES CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					As Restated
	Common Stock						Total
	Class A		Class B		Additional	Retained Earnings	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	(Accumulated Deficit)	Equity (Deficit)
Balance December 31, 2018	1,997,593	$199	3,881,250	$388	$3,830,601	$1,168,817	$5,000,005
Common stock subject to possible redemption	113,858	12	—	—	(840,444)	—	(840,432)
Net income	—	—	—	—	—	840,436	840,436
Balance December 31, 2019	2,111,451	$211	3,881,250	$388	$2,990,157	$2,009,253	$5,000,009
Common stock no longer subject to redemption (1)	8,281,021	828	—	—	86,029,161	—	86,029,989
Net loss	—	—	—	—	—	(36,635,845)	(36,635,845)
Balance December 31, 2020	10,392,472	$1,039	3,881,250	$388	$89,019,318	$(34,626,592)	$54,394,153

(1)	Amount net of redemption of 2,089,939, 1,215,698 and 1,826,891 of Class A common stock on June 16, 2020, September 21, 2020 and December 21, 2020, respectively.

The accompanying notes are an integral part of these financial statements.

LANDSEA HOMES CORP.

STATEMENTS OF CASH FLOWS

	As Restated
	For the Years Ended December 31,
	2020	2019
Cash Flows from Operating Activities:
Net (loss) income	$(36,635,845)	$840,436
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Deferred tax liabilities	(128,105)	128,105
Interest earned on investments and marketable securities held in Trust Account	(694,311)	(3,473,528)
Loss on remeasurement of warrant liability	34,539,350	931,400
Changes in operating assets and liabilities:
Prepaid expenses	302,479	(260,863)
Accounts payable	1,840,060	13,224
Accrued expenses	(30,610)	24,110
Franchise tax payable	51	(160,000)
Net cash used in operating activities	(806,931)	(1,957,116)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(1,469,038)	—
Withdrawal from Trust upon redemption of Class A common stock	54,007,462	—
Interest released from Trust Account	433,550	1,171,717
Net cash provided by investing activities	52,971,974	1,171,717

Cash Flows from Financing Activities:
Proceeds from note payable to related parties	750,000	750,000
Proceeds from promissory note – related party	1,000,000	—
Redemption of Class A common stock	(54,007,462)	—
Net cash (used in) provided by financing activities	(52,257,462)	750,000

Net decrease in cash	(92,419)	(35,399)

Cash and cash equivalents - beginning of the period	161,405	196,804
Cash and cash equivalents - end of the period	$68,986	$161,405

Supplemental disclosure of noncash investing and financing activities:
Change in Class A common stock subject to possible redemption	$(86,029,989)	$840,432

Supplemental cash flow disclosure:
Cash paid for income taxes	$233,500	$811,467

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

On July 16, 2020, the Company issued a $3.0 million Promissory Note (as defined in Note 5) to the Sponsor. The Promissory Note was to be repaid on the earlier of (i) December 31, 2020 and (ii) the effective date of a Business Combination, without interest. On July 16, 2020, the Company received $1.0 million in loan proceeds pursuant to the Promissory Note which increased the outstanding principal balance of the Promissory Note to $1.0 million. On January 6, 2021, the Company amended the maturity date of the Promissory Note to be repaid on the later of: (i) December 31, 2020 and (ii) the closing date of the Business Combination, which is effective as of December 31, 2020. The Sponsor agreed to forgive all amounts due under the Promissory Note for no consideration upon the consummation of the Business Combination on January 7, 2021.

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

On May 14, 2021, the Company concluded, with concurrence from the Audit Committee of our Board of Directors (the “Audit Committee”), that the consolidated financial statements previously issued as of and for the years ended December 31, 2020 and 2019, (collectively, the “Affected Periods”), should no longer be relied upon because of errors in such financial statements addressed in the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) Topic 250, Accounting Changes and Error Corrections.

The errors relate to the treatment under GAAP of the Private Placement Warrants and the public warrants (together, the “Warrants”) issued in connection with our Initial Public Offering. In the affected financial statements, the Warrants are incorrectly classified as equity of the Company. The Company has corrected the identified misstatements and correctly classified the Warrants as a liability with changes in the estimated fair value of the Warrants reported in the statements of operations. The financial statements included herein have been restated to fairly present all related balances and activity for the periods presented.

See Note 11 - Restatement of Prior Period Financial Statements, for additional information related to the restatement, including additional descriptions of the misstatements and the impacts on our consolidated financial statements.

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

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature. Marketable securities are classified as trading securities and are therefore recognized at fair value. The fair value for trading securities is determined using quoted market prices. The Warrants are presented on the balance sheet as a liability recorded at fair value with subsequent changes in fair value recognized in the statement of operations at each reporting date.

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

ASC 820, Fair Value Measurement and Disclosures, requires all entities to disclose the fair value of financial instruments, both assets and liabilities for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2020 and 2019, the recorded values of cash and cash equivalents, prepaid expenses, accounts payable, accrued expenses, and note payable to related parties approximate the fair values due to the short-term nature of the instruments. The Company’s portfolio of marketable securities is comprised of an investment in U.S Treasury Bills and money market fund with an original maturity of 180 days or less. The fair value for trading securities is determined using quoted market prices. The public warrants’ fair value is also determined using quoted market prices whenever possible, but are measured using a Monte Carlo simulation when there is not sufficient trading volume to provide a reasonably reliable measure of fair value. The Monte Carlo simulation includes Level 3 inputs which are discussed in Note 8 - Fair Value Measurements.

The Private Placement Warrants are recorded at fair value each reporting period with the change in fair value between periods recorded as a gain (loss) on remeasurement of the warrant liability in the accompanying consolidated statements of operations. The fair value is determined by a Black-Scholes options pricing model which includes Level 3 inputs.

The Convertible Note is recorded at fair value each reporting period. During the periods presented, the carrying value approximated fair value and therefore no change in value was presented in the statements of operations. The fair value is measured on a recurring basis by calculating the present value of the outstanding principal combined with the fair value of the conversion option which was valued using a Monte Carlo simulation when effective. The Monte Carlo simulation and present value calculation include Level 3 inputs.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2019, 13,413,549 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets. As of December 31, 2020, there were no further redemptions permitted and the shares that were subject to redemption have been reclassified back into Class A common stock.

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

Reconciliation of net income (loss) per share

The Company’s net income is adjusted for the portion of income that was attributable to Class A common stock subject to redemption, as these shares only participate in the earnings of the Trust Account (less applicable taxes) and not the income or losses of the Company. Accordingly, basic and diluted income per Class A common stock is calculated as follows:

	As Restated
	For the Years Ended December 31,
	2020	2019
Net (loss) income	$(36,635,845)	$840,436
Less: Income attributable to Class A common stock	(373,819)	(2,598,143)
Adjusted net loss attributable to Class B common stock	$(37,009,664)	$(1,757,707)

Weighted average shares outstanding of Class A common stock	14,006,380	15,525,000
Basic and diluted net income per share, Class A	$0.03	$0.17
Weighted average shares outstanding of Class B common stock	3,881,250	3,881,250
Basic and diluted net loss per share, Class B	$(9.54)	$(0.45)

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

See the “Business Combination” described in Note 1 above, including the description of the Sponsor Surrender Agreement, pursuant to which the Sponsor agreed to waive its right to convert the outstanding principal due under the Convertible Note to warrants of the Company in lieu of cash payment upon the consummation of the Merger (but conditioned and effective upon) completion of the proposed Merger. In connection with the Merger, the Convertible Note was repaid on January 7, 2021.

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

Note 7. Stockholders’ equity

Class A Common stock

The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. At December 31, 2020 and 2019, there were 15,525,000 Class A common stock issued or outstanding, including 0 and 13,413,549 shares of Class A common stock subject to possible redemption, respectively.

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

The Warrants are presented on the balance sheet as a liability recorded at fair value with subsequent changes in fair value recognized in the statement of operations at each reporting date.

Note 8. Fair Value Measurements

The following table presents information about the Company’s assets that are measured on a recurring basis as of December 31, 2020 and 2019 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Quoted Prices	Significant	Significant Other
	in Active Markets	Other Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets held in Trust at December 31, 2020:
Money market fund	$109,742,246	$—	$—
	$109,742,246	$—	$—

Liabilities:
Warrant liability (As Restated)	$30,118,500	$—	$15,364,800
Convertible note payable (As Restated)	—	—	1,500,000
	$30,118,500	$—	$16,864,800

	Quoted Prices	Significant	Significant Other
	in Active Markets	Other Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets held in Trust at December 31, 2019:
U.S. Treasury Securities	$161,991,526	$—	$—
Money market funds	28,383	—	—
	$162,019,909	$—	$—

Liabilities:
Warrant liability (As Restated)	$—	$—	$10,943,950
Convertible note payable (As Restated)	—	—	750,000
	$—	$—	$11,693,950

 Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. The public warrants transferred from Level 3 to Level 1 during the year ended December 31, 2020 as there was sufficient trading volume as of the reporting date to provide a reliable estimate of fair value. There were no transfers between levels for the years ended December 31, 2019.

As of December 31, 2019 the public warrants were unable to be reliably measured at fair value on a recurring basis using the price traded on an open market and therefore a Monte Carlo simulation was used to estimate the fair value as of that period. The significant unobservable input as of December 31, 2019 was the implied volatility rate of 5.4%.

The Private Placement Warrants are measured at fair value on a recurring basis using a Black-Scholes option pricing model. The significant unobservable input as of December 31, 2020 and 2019 was the volatility rate implied from the public warrants, which are exchanged on an open market, of 23.8%, and 5.4%, respectively.

The Convertible Note was measured at fair value on a recurring basis by calculating the present value of the outstanding principal combined with the fair value of the conversion option which was valued using a Monte Carlo simulation during periods when the conversion option was effective. The significant unobservable inputs as of December 31, 2019 were the implied volatility rate of 5.4% and the discount rate of 12.9%. During the year ended December 31, 2020, the conversion option was waived and therefore the liability as of December 31, 2020 was valued solely on the present value of the outstanding principal. The significant unobservable input as of December 31, 2020 was the discount rate of 13.6%.

The following table reconciles the beginning and ending balances for the Level 3 recurring fair value measurements during the periods presented:

	For the Years Ended December 31,
	2020	2019
Warrant liability
Beginning balance	$10,943,950	$10,012,550
Changes in fair value	18,393,350	931,400
Transfers out of Level 3	(13,972,500)	—
Ending balance	$15,364,800	$10,943,950

	For the Years Ended December 31,
	2020	2019
Convertible note payable
Beginning balance	$750,000	$—
Additions	750,000	750,000
Ending balance	$1,500,000	$750,000

Note 9. Income Taxes

The Company’s financial statements include total net income (loss) before taxes of approximately $(36.5) million and $1.5 million for the years ended December 31, 2020 and 2019, respectively. The income tax provision consists of the following:

	December 31
	2020	2019
Federal
Current	$248,554	$547,749
Deferred	(648,423)	(40,546)
State and Local
Current	—	—
Deferred	—	—
Change in Valuation allowance	520,318	168,651
Income tax provision (benefit)	$120,449	$675,854

Reconciliations of the differences between the provision/(benefit) for income taxes and income taxes at the statutory U.S. federal income tax rate is as follows (as restated):

	2020		2019
	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income
Current tax at U.S. statutory rate	$(7,668,233)	21%	$318,421	21%
Nondeductible/nontaxable items	7,254,149	(19.87)%	198,030	13.06%
State taxes, net of federal benefit	—	—%	—	—%
State effect of perm items	—	—%	—	—%
Valuation allowance activity	520,318	(1.42)%	168,651	11.12%
Deferred rate change	—	—%	—	—%
Federal payable true-up	16,652	(0.05)%	(9,248)	(0.61)%
Other	(2,436)	0.01%	1	—%
Total Income Tax Provision/(Benefit)	$120,449	(0.33)%	$675,854	44.57%

The components of deferred tax assets and liabilities as of December 31, 2020 and 2019 are as follows:

	December 31
	2020	2019
Deferred tax assets:
Unrealized gain/loss	$—	$—
Start-up cost	833,978	313,660
Total deferred tax assets	833,978	313,660
Valuation allowance	(833,978)	(313,660)

Deferred tax liabilities
Unrealized gain/loss	—	(128,105)
Net Deferred tax assets/(liabilities), net of allowance	$—	$(128,105)

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

Note 11. Restatement of Previously Issued Audited and Unaudited Financial Statements

On May 14, 2021, the Company concluded, with concurrence from the Audit Committee of our Board of Directors (the “Audit Committee”), that the Affected Periods should no longer be relied upon because of errors in such financial statements addressed in the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) Topic 250, Accounting Changes and Error Corrections.

The errors relate to the treatment under GAAP of the Warrants issued in connection with our Initial Public Offering. In the affected financial statements, the Warrants are incorrectly classified as equity of the Company.

As previously disclosed in the Current Report on Form 8-K filed with the SEC on May 17, 2021, on April 12, 2021, the Staff of the Securities and Exchange Commission (the “SEC”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACS”)” (the “SEC Statement”). The SEC Statement discussed certain features of warrants similar to the Warrants issued in connection with the Initial Public Offering of the Company, specifically, settlement terms and provisions related to certain tender offers following a business combination, as well as certain warrant instruments that do not meet the criteria to be considered indexed to an entity’s own stock, and noted that entities must consider whether to classify contracts that may be settled in its own stock, such as warrants, as equity or as an asset or liability. After considering the SEC Statement, the Company re-evaluated its historical accounting for the Warrants and concluded it must amend the accounting treatment of the Warrants. On May 14, 2021 management and the Audit Committee of the Board of Directors of the Company, in response to the SEC Statement and, after discussion with the Company’s financial and legal advisors, concluded that the previously issued consolidated financial statements of the Company (formerly known as LF Capital Acquisition Corp. or “LF Capital”) for the Affected Periods should no longer be relied upon.

After considering the SEC Statement, the Company re-evaluated its historical accounting for the Warrants and concluded it must amend the accounting treatment of the Warrants issued in connection with the initial public offering of LFAC. The Warrants were presented within equity in LFAC’s financial statements for the fiscal years ended December 31, 2020 and 2019. After reviewing the SEC Statement, the Company concluded that the exercise and settlement features of the Private Placement Warrants may change with a change in the holder, which precludes the Private Placement Warrants from being considered indexed to the Company’s own stock and therefore, precludes the Private Placement Warrants from meeting the scope exception from derivative accounting prescribed by Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”). In addition, the Company concluded that the Warrants may be settled in cash upon the occurrence of a tender offer or exchange that involves 50% or more of the Company’s common stock, an event that is outside the control of the Company. As such, the Warrants do not meet the conditions to be classified within equity under the SEC Statement and should be presented as a liability. The material terms of the Warrants are more fully described in Note 7 – Stockholders’ equity. In the process of evaluating the Warrants, the Company also considered the Convertible Note which is convertible into warrants identical to the Private Placement Warrants. The Company determined to elect the fair value option for the convertible note. During the periods presented, the carrying value of the Convertible Note approximated fair value and therefore no change in value was presented in the balance sheets or statements of operations.

The following presents a reconciliation of the balance sheets, statements of operations and cash flows as of and for the years ended December 31, 2020 and 2019. The restatement had no impact on net cash flows from operating, investing, or financing activities.

December 31, 2020 balance sheet:

	As of December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Total assets	$109,812,830	$—	$109,812,830
Liabilities and Stockholders’ Equity
Total current liabilities	4,501,627	—	4,501,627
Deferred underwriting commissions	5,433,750	—	5,433,750
Warrant liability	—	45,483,300	45,483,300
Total liabilities	9,935,377	45,483,300	55,418,677
Stockholders’ Equity:
Preferred stock, $0.0001 par value	—	—	—
Class A common stock, $0.0001 par value	1,039	—	1,039
Convertible Class B common stock, $0.0001 par value	388	—	388
Additional paid-in capital	99,730,418	(10,711,100)	89,019,318
Accumulated deficit	145,608	(34,772,200)	(34,626,592)
Total stockholders’ equity (deficit)	99,877,453	(45,483,300)	54,394,153
Total Liabilities and Stockholders’ Equity	$109,812,830	$—	$109,812,830

Year ended December 31, 2020 statement of operations:

	For the Year Ended December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
General and administrative expenses	$2,470,314	$—	$2,470,314
Franchise tax expense	200,051	—	200,051
Loss from operations	(2,670,365)	—	(2,670,365)
Interest earned on investments and marketable securities	694,319	—	694,319
Loss on remeasurement of warrant liability	—	(34,539,350)	(34,539,350)
Loss before income tax expense	(1,976,046)	(34,539,350)	(36,515,396)
Income tax expense	120,449	—	120,449
Net loss	$(2,096,495)	$(34,539,350)	$(36,635,845)

Weighted average shares outstanding of Class A common stock	14,006,380	—	14,006,380
Basic and diluted net income per share, Class A	$0.03	$—	$0.03
Weighted average shares outstanding of Class B common stock	3,881,250	—	3,881,250
Basic and diluted net loss per share, Class B	$(0.64)	$(8.90)	$(9.54)

Year ended December 31, 2020 statement of cash flows:

	For the Year Ended December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Cash Flows from Operating Activities:
Net loss	$(2,096,495)	$(34,539,350)	$(36,635,845)
Adjustments to reconcile net loss to net cash used in operating activities:	(822,416)	34,539,350	33,716,934
Changes in operating assets and liabilities	2,111,980	—	2,111,980
Net cash used in operating activities	(806,931)	—	(806,931)
Net cash provided by investing activities	52,971,974	—	52,971,974
Net cash used in financing activities	(52,257,462)	—	(52,257,462)
Net change in cash	$(92,419)	$—	$(92,419)

Supplemental disclosure of noncash investing and financing activities:
Change in Class A common stock subject to possible redemption	$(96,973,939)	$10,944,778	$(86,029,161)

December 31, 2019 balance sheet:

	As of December 31, 2019
	As Previously Reported	Restatement Adjustment	As Restated
Total assets	$162,485,391	$—	$162,485,391
Liabilities and Stockholders’ Equity
Total current liabilities	942,126	—	942,126
Deferred tax liabilities	128,105	—	128,105
Deferred underwriting commissions	5,433,750	—	5,433,750
Warrant liability	—	10,943,950	10,943,950
Total liabilities	6,503,981	10,943,950	17,447,931
Class A ordinary shares, $0.0001 par value; shares subject to possible redemption	150,981,401	(10,943,950)	140,037,451
Stockholders’ Equity:
Preferred stock, $0.0001 par value	—	—	—
Class A common stock, $0.0001 par value	106	105	211
Convertible Class B common stock, $0.0001 par value	388	—	388
Additional paid-in capital	2,757,412	232,745	2,990,157
Retained earnings (Accumulated deficit)	2,242,103	(232,850)	2,009,253
Total stockholders’ equity (deficit)	5,000,009	—	5,000,009
Total Liabilities and Stockholders’ Equity	$162,485,391	$—	$162,485,391

Year ended December 31, 2019 statement of operations:

	For the Year Ended December 31, 2019
	As Previously Reported	Restatement Adjustment	As Restated
General and administrative expenses	$826,307	$—	$826,307
Franchise tax expense	200,000	—	200,000
Loss from operations	(1,026,307)	—	(1,026,307)
Interest earned on investments and marketable securities	3,473,997	—	3,473,997
Loss on remeasurement of warrant liability	—	(931,400)	(931,400)
Loss before income tax expense	2,447,690	(931,400)	1,516,290
Income tax expense	675,854	—	675,854
Net loss	$1,771,836	$(931,400)	$840,436

Weighted average shares outstanding of Class A common stock	15,525,000	—	15,525,000
Basic and diluted net income per share, Class A	$0.17	$—	$0.17
Weighted average shares outstanding of Class B common stock	3,881,250	—	3,881,250
Basic and diluted net loss per share, Class B	$(0.21)	$(0.24)	$(0.45)

Year ended December 31, 2019 statement of cash flows:

	For the Year Ended December 31, 2019
	As Previously Reported	Restatement Adjustment	As Restated
Cash Flows from Operating Activities:
Net loss	$1,771,836	$(931,400)	$840,436
Adjustments to reconcile net loss to net cash used in operating activities:	(3,345,423)	931,400	(2,414,023)
Changes in operating assets and liabilities	(383,529)	—	(383,529)
Net cash used in operating activities	(1,957,116)	—	(1,957,116)
Net cash provided by investing activities	1,171,717	—	1,171,717
Net cash used in financing activities	750,000	—	750,000
Net change in cash	$(35,399)	$—	$(35,399)

Supplemental disclosure of noncash investing and financing activities:
Change in Class A common stock subject to possible redemption	$1,771,832	$(931,400)	$840,432

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures (As Restated)

Evaluation of Disclosure Controls and Procedures

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

On March 12, 2021, we filed the Original Filing. At that time, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer had concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. Subsequently, and as a result of the material weakness in our internal control over financial reporting as described below, our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures were not effective as of December 31, 2020 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). On March 12, 2021, we filed the Original Filing. At that time, our management concluded that our internal control over financial reporting was effective as of December 31, 2020. Subsequent to performing that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that we did not maintain effective internal control over financial reporting as of December 31, 2020. This was due to a material weakness in internal control over financial reporting related to the accounting for warrants issued in connection with the Initial Public Offering of the Company. Notwithstanding this material weakness, management has concluded that our audited consolidated financial statements included in this Form 10-K/A are fairly stated in all material respects in accordance with U.S. GAAP for each of the years and periods presented herein.

Remediation Efforts

Management began implementing controls over the warrants upon identification of the misstatement and has designed and implemented additional controls over the warrant accounting, including review by our internal financial reporting specialists and consultation with third party experts on the accounting for warrants. The material weakness will not be considered fully remediated until all associated controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information regarding our directors, executive officers, and certain corporate governance related matters is included in Part III, Item 10 of the Amendment No. 1 on Form 10-K/A filed with the SEC on April 30, 2021 (the “Amendment No. 1”) and is incorporated herein by reference.

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

Item 11. Executive Compensation

Information required by this Item is included in Part III, Item 11 of Amendment No. 1 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item is included in Part III, Item 12 of Amendment No. 1 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this Item is included in Part III, Item 13 of Amendment No. 1 and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information required by this Item is included in Part III, Item 14 of Amendment No. 1 and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules (As Restated)

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

Statements of Operations for the years ended December 31, 2020 and 2019

Statements of Changes in Stockholders’ Equity for the years ended December 31, 2020 and 2019

Statements of Cash Flows for the years ended December 31, 2020 and 2019

Notes to Consolidated Financial Statements

2. Financial Statement Schedules

The following presents a reconciliation of the balance sheets, statements of operations and cash flows as of and for the quarterly periods ended September 30, 2020, June 30, 2020, March 31, 2020, September 30, 2019, June 30, 2019, and March 31, 2019.

September 30, 2020 balance sheet (unaudited):

	As of September 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Total assets	$129,378,514	$—	$129,378,514
Liabilities and Stockholders’ Equity
Total current liabilities	3,803,435	—	3,803,435
Deferred underwriting commissions	5,433,750	—	5,433,750
Warrant liability	—	42,301,000	42,301,000
Total liabilities	9,237,185	42,301,000	51,538,185
Class A ordinary shares, $0.0001 par value; shares subject to possible redemption	115,141,325	(42,301,000)	72,840,325
Stockholders’ Equity:
Preferred stock, $0.0001 par value	—	—	—
Class A common stock, $0.0001 par value	133	(133)	—
Convertible Class B common stock, $0.0001 par value	388	—	388
Additional paid-in capital	3,881,645	31,590,003	45,471,678
Retained earnings (accumulated deficit)	1,117,838	(31,589,900)	(30,472,062)
Total stockholders’ equity (deficit)	5,000,004	—	5,000,004
Total Liabilities and Stockholders’ Equity	$129,378,514	$—	$129,378,514

Three months ended September 30, 2020 statement of operations (unaudited):

	For the Three Months Ended September 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated
General and administrative expenses	$908,158	$—	$908,158
Franchise tax expense	50,510	—	50,510
Loss from operations	(958,668)	—	(958,668)
Interest earned on investments and marketable securities	8,953	—	8,953
Loss on remeasurement of warrant liability	—	(21,344,500)	(21,344,500)
Loss before income tax expense	(949,715)	(21,344,500)	(22,294,215)
Income tax expense	(25,379)	—	(25,379)
Net loss	$(924,336)	$(21,344,500)	$(22,268,836)

Weighted average shares outstanding of Class A common stock	13,302,920	—	13,302,920
Basic and diluted net income per share, Class A	$—	$—	$—
Weighted average shares outstanding of Class B common stock	3,881,250	—	3,881,250
Basic and diluted net loss per share, Class B	$(0.24)	$(5.50)	$(5.74)

Nine months ended September 30, 2020 statement of operations (unaudited):

	For the Nine Months Ended September 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated
General and administrative expenses	$1,552,735	$—	$1,552,735
Franchise tax expense	150,560	—	150,560
Loss from operations	(1,703,295)	—	(1,703,295)
Interest earned on investments and marketable securities	692,927	—	692,927
Loss on remeasurement of warrant liability	—	(31,357,050)	(31,357,050)
Loss before income tax expense	(1,010,368)	(31,357,050)	(32,367,418)
Income tax expense	113,897	—	113,897
Net loss	$(1,124,265)	$(31,357,050)	$(32,481,315)

Weighted average shares outstanding of Class A common stock	14,679,742	—	14,679,742
Basic and diluted net income per share, Class A	$0.03	$—	$0.03
Weighted average shares outstanding of Class B common stock	3,881,250	—	3,881,250
Basic and diluted net loss per share, Class B	$(0.40)	$(8.08)	$(8.48)

Nine months ended September 30, 2020 statement of cash flows (unaudited):

	For the Nine Months Ended September 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Cash Flows from Operating Activities:
Net loss	$(1,124,265)	$(31,357,050)	$(32,481,315)
Adjustments to reconcile net loss to net cash used in operating activities	—	31,357,050	31,357,050
Changes in operating assets and liabilities	517,113	—	517,113
Net cash used in operating activities	(607,152)	—	(607,152)
Net cash provided by investing activities	33,585,327	—	33,585,327
Net cash used in financing activities	(32,965,816)	—	(32,965,816)
Net change in cash	$12,359	$—	$12,359

Supplemental disclosure of noncash investing and financing activities:
Change in Class A common stock subject to possible redemption	$(1,124,260)	$(31,357,050)	$(32,481,310)

June 30, 2020 balance sheet (unaudited):

	As of June 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Total assets	$141,456,123	$—	$141,456,123
Liabilities and Stockholders’ Equity
Total current liabilities	2,109,931	—	2,109,931
Deferred underwriting commissions	5,433,750	—	5,433,750
Warrant liability	—	20,956,500	20,956,500
Total liabilities	7,543,681	20,956,500	28,500,181
Class A ordinary shares, $0.0001 par value; shares subject to possible redemption	128,912,433	(20,956,500)	107,955,933
Stockholders’ Equity:
Preferred stock, $0.0001 par value	—	—	—
Class A common stock, $0.0001 par value	117	10	127
Convertible Class B common stock, $0.0001 par value	388	—	388
Additional paid-in capital	2,957,330	10,245,390	13,202,720
Retained earnings (accumulated deficit)	2,042,174	(10,245,400)	(8,203,226)
Total stockholders’ equity (deficit)	5,000,009	—	5,000,009
Total Liabilities and Stockholders’ Equity	$141,456,123	$—	$141,456,123

Three months ended June 30, 2020 statement of operations (unaudited):

	For the Three Months Ended June 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated
General and administrative expenses	$215,590	$—	$215,590
Franchise tax expense	50,000	—	50,000
Loss from operations	(265,590)	—	(265,590)
Interest earned on investments and marketable securities	45,058	—	45,058
Loss on remeasurement of warrant liability	—	(15,135,250)	(15,135,250)
Loss before income tax expense	(220,532)	(15,135,250)	(15,355,782)
Income tax expense	2,145	—	2,145
Net loss	$(222,677)	$(15,135,250)	$(15,357,927)

Weighted average shares outstanding of Class A common stock	15,226,437	—	15,226,437
Basic and diluted net income per share, Class A	$—	$—	$—
Weighted average shares outstanding of Class B common stock	3,881,250	—	3,881,250
Basic and diluted net loss per share, Class B	$(0.06)	$(3.90)	$(3.96)

Six months ended June 30, 2020 statement of operations (unaudited):

	For the Six Months Ended June 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated
General and administrative expenses	$644,577	$—	$644,577
Franchise tax expense	100,050	—	100,050
Loss from operations	(744,627)	—	(744,627)
Interest earned on investments and marketable securities	683,974	—	683,974
Loss on remeasurement of warrant liability	—	(10,012,550)	(10,012,550)
Loss before income tax expense	(60,653)	(10,012,550)	(10,073,203)
Income tax expense	139,276	—	139,276
Net loss	$(199,929)	$(10,012,550)	$(10,212,479)

Weighted average shares outstanding of Class A common stock	15,375,719	—	15,375,719
Basic and diluted net income per share, Class A	$0.03	$—	$0.03
Weighted average shares outstanding of Class B common stock	3,881,250	—	3,881,250
Basic and diluted net loss per share, Class B	$(0.17)	$(2.58)	$(2.75)

Six months ended June 30, 2020 statement of cash flows (unaudited):

	For the Six Months Ended June 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Cash Flows from Operating Activities:
Net loss	$(199,929)	$(10,012,550)	$(10,212,479)
Adjustments to reconcile net loss to net cash used in operating activities	—	10,012,550	10,012,550
Changes in operating assets and liabilities	(138,126)	—	(138,126)
Net cash used in operating activities	(338,055)	—	(338,055)
Net cash provided by investing activities	21,454,655	—	21,454,655
Net cash used in financing activities	(21,119,039)	—	(21,119,039)
Net change in cash	$(2,439)	$—	$(2,439)

Supplemental disclosure of noncash investing and financing activities:
Change in Class A common stock subject to possible redemption	$(199,929)	$(10,012,550)	$(10,212,479)

March 30, 2020 balance sheet (unaudited):

	As of March 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Total assets	$163,090,533	$—	$163,090,533
Liabilities and Stockholders’ Equity
Total current liabilities	1,631,922	—	1,631,922
Deferred tax liabilities	20,703
Deferred underwriting commissions	5,433,750	—	5,433,750
Warrant liability	—	5,821,250	5,821,250
Total liabilities	7,086,375	5,821,250	12,907,625
Class A ordinary shares, $0.0001 par value; shares subject to possible redemption	151,004,151	(5,821,250)	145,182,901
Stockholders’ Equity:
Preferred stock, $0.0001 par value	—	—	—
Class A common stock, $0.0001 par value	110	154	264
Convertible Class B common stock, $0.0001 par value	388	—	388
Additional paid-in capital	2,734,658	(2,734,658)	—
Retained earnings (accumulated deficit)	2,264,851	2,734,504	4,999,355
Total stockholders’ equity (deficit)	5,000,007	—	5,000,007
Total Liabilities and Stockholders’ Equity	$163,090,533	$—	$163,090,533

Three months ended March 30, 2020 statement of operations (unaudited):

	For the Three Months Ended March 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
General and administrative expenses	$428,987	$—	$428,987
Franchise tax expense	50,050	—	50,050
Loss from operations	(479,037)	—	(479,037)
Interest earned on investments and marketable securities	638,916	—	638,916
Gain on remeasurement of warrant liability	—	5,122,700	5,122,700
Income before income tax expense	159,879	5,122,700	5,282,579
Income tax expense	137,131	—	137,131
Net income	$22,748	$5,122,700	$5,145,448

Weighted average shares outstanding of Class A common stock	15,525,000	—	15,525,000
Basic and diluted net income per share, Class A	$0.03	$—	$0.03
Weighted average shares outstanding of Class B common stock	3,881,250	—	3,881,250
Basic and diluted net income (loss) per share, Class B	$(0.11)	$1.32	$1.21

Three months ended March 30, 2020 statement of cash flows (unaudited):

	For the Three Months Ended March 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Cash Flows from Operating Activities:
Net income	$22,748	$5,122,700	$5,145,448
Adjustments to reconcile net income to net cash used in operating activities	—	(5,122,700)	(5,122,700)
Changes in operating assets and liabilities	(268,443)	—	(268,443)
Net cash used in operating activities	(245,695)	—	(245,695)
Net cash provided by investing activities	40,050	—	40,050
Net cash provided by financing activities	430,000	—	430,000
Net change in cash	$224,355	$—	$224,355

Supplemental disclosure of noncash investing and financing activities:
Change in Class A common stock subject to possible redemption	$22,750	$5,122,700	$5,145,450

September 30, 2019 balance sheet (unaudited):

	As of September 30, 2019
	As Previously Reported	Restatement Adjustment	As Restated
Total assets	$162,198,913	$—	$162,198,913
Liabilities and Stockholders’ Equity
Total current liabilities	911,648	—	911,648
Deferred tax liabilities	177,297	—	177,297
Deferred underwriting commissions	5,433,750	—	5,433,750
Warrant liability	—	7,295,950	7,295,950
Total liabilities	6,522,695	7,295,950	13,818,645
Class A ordinary shares, $0.0001 par value; shares subject to possible redemption	150,676,215	(7,295,950)	143,380,265
Stockholders’ Equity:
Preferred stock, $0.0001 par value	—	—	—
Class A common stock, $0.0001 par value	105	123	228
Convertible Class B common stock, $0.0001 par value	388	—	388
Additional paid-in capital	3,062,600	(3,062,600)	—
Retained earnings (accumulated deficit)	1,936,910	3,062,477	4,999,387
Total stockholders’ equity (deficit)	5,000,003	—	5,000,003
Total Liabilities and Stockholders’ Equity	$162,198,913	$—	$162,198,913

Three months ended September 30, 2019 statement of operations (unaudited):

	For the Three Months Ended September 30, 2019
	As Previously Reported	Restatement Adjustment	As Restated
General and administrative expenses	$191,047	$—	$191,047
Franchise tax expense	50,000	—	50,000
Loss from operations	(241,047)	—	(241,047)
Interest earned on investments and marketable securities	892,606	—	892,606
Gain on remeasurement of warrant liability	—	232,850	232,850
Income before income tax expense	651,559	232,850	884,409
Income tax expense	174,369	—	174,369
Net income	$477,190	$232,850	$710,040

Weighted average shares outstanding of Class A common stock	15,525,000	—	15,525,000
Basic and diluted net income per share, Class A	$0.04	$—	$0.04
Weighted average shares outstanding of Class B common stock	3,881,250	—	3,881,250
Basic and diluted net income loss per share, Class B	$(0.05)	$0.06	$0.01

Nine months ended September 30, 2019 statement of operations (unaudited):

	For the Nine Months Ended September 30, 2019
	As Previously Reported	Restatement Adjustment	As Restated
General and administrative expenses	$623,164	$—	$623,164
Franchise tax expense	150,000	—	150,000
Loss from operations	(773,164)	—	(773,164)
Interest earned on investments and marketable securities	2,792,775	—	2,792,775
Gain on remeasurement of warrant liability	—	2,716,600	2,716,600
Income before income tax expense	2,019,611	2,716,600	4,736,211
Income tax expense	552,968	—	552,968
Net income	$1,466,643	$2,716,600	$4,183,243

Weighted average shares outstanding of Class A common stock	15,525,000	—	15,525,000
Basic and diluted net income per share, Class A	$0.13	$—	$0.13
Weighted average shares outstanding of Class B common stock	3,881,250	—	3,881,250
Basic and diluted net income (loss) per share, Class B	$(0.16)	$0.70	$0.54

Nine months ended September 30, 2019 statement of cash flows (unaudited):

	For the Nine Months Ended September 30, 2019
	As Previously Reported	Restatement Adjustment	As Restated
Cash Flows from Operating Activities:
Net income	$1,466,643	$2,716,600	$4,183,243
Adjustments to reconcile net income to net cash used in operating activities	—	(2,716,600)	(2,716,600)
Changes in operating assets and liabilities	(3,004,594)	—	(3,004,594)
Net cash used in operating activities	(1,537,951)	—	(1,537,951)
Net cash provided by investing activities	921,717	—	921,717
Net cash provided by financing activities	750,000	—	750,000
Net change in cash	$133,766	$—	$133,766

Supplemental disclosure of noncash investing and financing activities:
Change in Class A common stock subject to possible redemption	$1,466,645	$2,716,600	$4,183,245

June 30, 2019 balance sheet (unaudited):

	As of June 30, 2019
	As Previously Reported	Restatement Adjustment	As Restated
Total assets	$161,408,087	$—	$161,408,087
Liabilities and Stockholders’ Equity
Total current liabilities	572,951	—	572,951
Deferred tax liabilities	202,359.00	—	202,359.00
Deferred underwriting commissions	5,433,750	—	5,433,750
Warrant liability	—	7,528,800	7,528,800
Total liabilities	6,209,060	7,528,800	13,737,860
Class A ordinary shares, $0.0001 par value; shares subject to possible redemption	150,199,018	(7,528,800)	142,670,218
Stockholders’ Equity:
Preferred stock, $0.0001 par value	—	—	—
Class A common stock, $0.0001 par value	104	121	225
Convertible Class B common stock, $0.0001 par value	388	—	388
Additional paid-in capital	3,539,797	(3,182,421)	357,376
Retained earnings (accumulated deficit)	1,459,720	3,182,300	4,642,020
Total stockholders’ equity (deficit)	5,000,009	—	5,000,009
Total Liabilities and Stockholders’ Equity	$161,408,087	$—	$161,408,087

Three months ended June 30, 2019 statement of operations (unaudited):

	For the Three Months Ended June 30, 2019
	As Previously Reported	Restatement Adjustment	As Restated
General and administrative expenses	$195,018	$—	$195,018
Franchise tax expense	50,000	—	50,000
Loss from operations	(245,018)	—	(245,018)
Interest earned on investments and marketable securities	965,040	—	965,040
Loss on remeasurement of warrant liability	—	(77,600)	(77,600)
Income (loss) before income tax expense	720,022	(77,600)	642,422
Income tax expense	193,059	—	193,059
Net income (loss)	$526,963	$(77,600)	$449,363

Weighted average shares outstanding of Class A common stock	15,525,000	—	15,525,000
Basic and diluted net income per share, Class A	$0.05	$—	$0.05
Weighted average shares outstanding of Class B common stock	3,881,250	—	3,881,250
Basic and diluted net income (loss) per share, Class B	$(0.05)	$(0.02)	$(0.07)

Six months ended June 30, 2019 statement of operations (unaudited):

	For the Six Months Ended June 30, 2019
	As Previously Reported	Restatement Adjustment	As Restated
General and administrative expenses	$432,117	$—	$432,117
Franchise tax expense	100,000	—	100,000
Loss from operations	(532,117)	—	(532,117)
Interest earned on investments and marketable securities	1,900,169	—	1,900,169
Gain on remeasurement of warrant liability	—	2,483,750	2,483,750
Income before income tax expense	1,368,052	2,483,750	3,851,802
Income tax expense	378,599	—	378,599
Net income	$989,453	$2,483,750	$3,473,203

Weighted average shares outstanding of Class A common stock	15,525,000	—	15,525,000
Basic and diluted net income per share, Class A	$0.09	$—	$0.09
Weighted average shares outstanding of Class B common stock	3,881,250	—	3,881,250
Basic and diluted net income (loss) per share, Class B	$(0.11)	$0.64	$0.53

Six months ended June 30, 2019 statement of cash flows (unaudited):

	For the Six Months Ended June 30, 2019
	As Previously Reported	Restatement Adjustment	As Restated
Cash Flows from Operating Activities:
Net income	$989,453	$2,483,750	$3,473,203
Adjustments to reconcile net income to net cash used in operating activities	—	(2,483,750)	(2,483,750)
Changes in operating assets and liabilities	(2,078,556)	—	(2,078,556)
Net cash used in operating activities	(1,089,103)	—	(1,089,103)
Net cash provided by investing activities	671,717	—	671,717
Net cash provided by financing activities	400,000	—	400,000
Net change in cash	$(17,386)	$—	$(17,386)

Supplemental disclosure of noncash investing and financing activities:
Change in Class A common stock subject to possible redemption	$989,449	$2,483,750	$3,473,199

March 30, 2019 balance sheet (unaudited):

	As of March 31, 2019
	As Previously Reported	Restatement Adjustment	As Restated
Total assets	$160,951,502	$—	$160,951,502
Liabilities and Stockholders’ Equity
Total current liabilities	666,030	—	666,030
Deferred tax liabilities	179,658
Deferred underwriting commissions	5,433,750	—	5,433,750
Warrant liability	—	7,451,200	7,451,200
Total liabilities	6,279,438	7,451,200	13,730,638
Class A ordinary shares, $0.0001 par value; shares subject to possible redemption	149,672,058	(7,451,200)	142,220,858
Stockholders’ Equity:
Preferred stock, $0.0001 par value	—	—	—
Class A common stock, $0.0001 par value	105	122	227
Convertible Class B common stock, $0.0001 par value	388	—	388
Additional paid-in capital	4,066,756	(3,260,022)	806,734
Retained earnings (accumulated deficit)	932,757	3,259,900	4,192,657
Total stockholders’ equity (deficit)	5,000,006	—	5,000,006
Total Liabilities and Stockholders’ Equity	$160,951,502	$—	$160,951,502

Three months ended March 30, 2019 statement of operations (unaudited):

	For the Three Months Ended March 31, 2019
	As Previously Reported	Restatement Adjustment	As Restated
General and administrative expenses	$237,099	$—	$237,099
Franchise tax expense	50,000	—	50,000
Loss from operations	(287,099)	—	(287,099)
Interest earned on investments and marketable securities	935,129	—	935,129
Gain on remeasurement of warrant liability	—	2,561,350	2,561,350
Income before income tax expense	648,030	2,561,350	3,209,380
Income tax expense	185,540	—	185,540
Net income	$462,490	$2,561,350	$3,023,840

Weighted average shares outstanding of Class A common stock	15,525,000	—	15,525,000
Basic and diluted net income per share, Class A	$0.05	$—	$0.05
Weighted average shares outstanding of Class B common stock	3,881,250	—	3,881,250
Basic and diluted net income (loss) per share, Class B	$(0.06)	$0.66	$0.60

Three months ended March 30, 2019 statement of cash flows (unaudited):

	For the Three Months Ended March 31, 2019
	As Previously Reported	Restatement Adjustment	As Restated
Cash Flows from Operating Activities:
Net income	$462,490	$2,561,350	$3,023,840
Adjustments to reconcile net income to net cash used in operating activities	—	(2,561,350)	(2,561,350)
Changes in operating assets and liabilities	(826,253)	—	(826,253)
Net cash used in operating activities	(363,763)	—	(363,763)
Net cash provided by investing activities	200,250	—	200,250
Net cash provided by financing activities	400,000	—	400,000
Net change in cash	$236,487	$—	$236,487

Supplemental disclosure of noncash investing and financing activities:
Change in Class A common stock subject to possible redemption	$462,489	$2,561,350	$3,023,839

3. Exhibits

See exhibits listed under Part (b) below.

(b) Exhibits

EXHIBIT INDEX

Exhibit Number	Description
2.1+	Merger Agreement, dated August 31, 2020, by and among LF Capital Acquisition Corp., LFCA Merger Sub, Inc., Landsea Homes Incorporated and Landsea Holdings Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 31, 2020)
3.1	Second Amended and Restated Certificate of Incorporation of Landsea Homes Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 13, 2021)
3.2	Second Amended and Restated Bylaws of Landsea Homes Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 13, 2021)
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed with the SEC on February 24, 2020)
4.2	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K filed with the SEC on February 24, 2020)
4.3	Warrant Agreement, dated June 19, 2018, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K filed with the SEC on February 24, 2020)
4.4	First Amendment to the Warrant Agreement, dated January 7, 2021, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on January 13, 2021)

4.5**	Description of Securities (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2021)
10.1	Stockholder’s Agreement, by and between Landsea Homes Corporation and Landsea Holdings Corporation, dated January 7, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 13, 2021)
10.2^	Landsea Homes Corporation 2020 Stock Incentive Plan (incorporated by reference to Annex F to the Company’s Definitive Proxy Statement on Form DEF 14A filed with the SEC on November 23, 2020)
10.3	Seller Lock-Up Agreement, by and between Landsea Holdings Corporation and Landsea Homes Corporation, dated January 7, 2021 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on January 13, 2021)
10.4	Sponsor Lock-Up Agreement, by and between Level Field Capital, LLC, Bandouin Prot, Scott Reed, Elias Farhat, Djemi Traboulsi, James Erwin, Gregory Wilson and Landsea Homes Corporation, dated January 7, 2021 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on January 13, 2021)
10.5	Sponsor Lock-Up Agreement, by and among Level Field Capital, LLC, Karen Wendel and Landsea Homes Corporation, dated January 7, 2021 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on January 13, 2021)
10.6	Trademark License Agreement, by and among Landsea Homes Corporation and certain of its subsidiaries set forth on Exhibit A thereto and Landsea Group Co., Ltd., dated January 7, 2021 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on January 13, 2021)
10.7^	Employment Agreement of John Ho, by and between Landsea Holdings Corporation and John Ho, dated August 31, 2020, and assigned to and assumed by Landsea Homes Corporation on January 7, 2021 (incorporated by reference to Annex O-1-1 to the Company’s Definitive Proxy Statement on Form DEF 14A filed with the SEC on November 23, 2020)
10.8^	Employment Agreement of Michael Forsum, by and between Landsea Holdings Corporation and Michael Forsum, dated August 31, 2020, and assigned to and assumed by Landsea Homes Corporation on January 7, 2021 (incorporated by reference to Annex O-2-1 to the Company’s Definitive Proxy Statement on Form DEF 14A filed with the SEC on November 23, 2020)
10.9^	Employment Agreement of Franco Tenerelli, by and between Landsea Holdings Corporation and Franco Tenerelli, dated August 31, 2020, and assigned to and assumed by Landsea Homes Corporation on January 7, 2021 (incorporated by reference to Annex O-3-1 to the Company’s Definitive Proxy Statement on Form DEF 14A filed with the SEC on November 23, 2020)
10.10^**	Form of Landsea Homes Corporation Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2021)
10.11+**	Second Modification Agreement to Senior Secured Credit Agreement (Revolving/Borrowing Base), effective as of May 28, 2019, by and among Landsea Homes- WAB LLC, Western Alliance Bank, and lenders (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2021)
10.12**	Third Amendment to Credit Agreement, dated as of August 28, 2019, by and among Landsea Homes- WAB LLC, Western Alliance Bank, Flagstar Bank, FSB, the lenders and other loan parties (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2021)
10.13**	Fourth Amendment to Credit Agreement, dated as of August 27, 2020, by and among Landsea Homes- WAB LLC, Western Alliance Bank, the lenders and other loan parties (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2021)
10.14**	Fifth Amendment to Credit Agreement, dated as of December 14, 2020, by and among Landsea Homes- WAB LLC, Western Alliance Bank, the lenders and other loan parties (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2021)
10.15**	Sixth Amendment to Credit Agreement, dated as of December 31, 2020, by and among Landsea Homes- WAB LLC, Western Alliance Bank, the lenders and other loan parties (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2021)
10.16+**	Credit Agreement, dated January 15, 2020, by and among Landsea Homes- WAB 2 LLC and Western Alliance Bank, and the lenders (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2021)
10.17+**	First Amendment to Credit Agreement, dated May 15, 2020, by and among Landsea Homes- WAB 2 LLC and Western Alliance Bank, the lenders and other loan parties (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2021)
10.18+**	Second Amendment to Credit Agreement, dated October 27, 2020, by and among Landsea Homes- WAB 2 LLC, Western Alliance Bank, the lenders and loan parties (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2021)
10.19**	Third Amendment to Credit Agreement, dated December 30, 2020, by and among Landsea Homes- WAB 2 LLC, Western Alliance Bank, the lenders and other loan parties (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2021)
10.20+**	Fourth Amendment to Credit Agreement, dated as of February 26, 2021, by and among Landsea Homes- WAB 2 LLC, Western Alliance Bank, the lenders and the other loan parties (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2021)
10.21	Letter Agreement, dated June 19, 2018, by and among the Company, each of its officers, directors, and Level Field Capital, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 25, 2018)

10.22**	Investor Representation Letter, dated January 7, 2021, by Landsea Holdings Corporation (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2021)
10.23	Registration Rights Agreement, dated June 19, 2018, by and between the Company and Level Field Capital, LLC, James Erwin, Karen Wendel, Gregory P. Wilson, Multi-Strategy Master Fund Limited, BlackRock Credit Alpha Master Fund L.P and HC NCBR Fund (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 25, 2018)
10.24	Form of LF Capital Acquisition Corp. Director and Officer Indemnity Agreement, incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Company’s registration statement on Form S-1 filed with the SEC on June 13, 2018)
10.25	Sponsor Waiver, Forfeiture and Deferral Agreement, dated August 31, 2020, by and between Level Field Capital, LLC, LF Capital Acquisition Corp., Landsea Holdings Corporation and Landsea Homes Incorporated (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 31, 2020)

16.1	Letter from RSM US LLP addressed to the Securities and Exchange Commission, dated as of March 24, 2021 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 24, 2021).

21.1**	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2021)
23*	Consent of RSM US LLP
31.1*	Certification of John Ho, Chief Executive Officer of Landsea Homes Corporation, pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934
31.2*	Certification of John Ho, Interim Chief Financial Officer of Landsea Homes Corporation, pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934
32.1***	Certification of John Ho, Chief Executive Officer and Interim Chief Financial Officer of Landsea Homes Corporation, pursuant to 18 U.S.C. Section 1350
101	The following financial statements from the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020, formatted in Inline XBRL: (i) Balance Sheets as of December 31, 2020 and 2019; (ii) Statements of Operations for the years ended December 31, 2020 and 2019, (iii) Statements of Changes in Stockholders’ Equity for the years ended December 31, 2020 and 2019; (iv) Statements of Cash Flows for the years ended December 31, 2020 and 2019 and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
104	The Cover page from the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020, formatted in Inline XBRL (included as Exhibit 101).

*	Filed herewith.
**	Previously filed with the Original Filing
***	Furnished herewith.
^	Management contract or compensatory plan or arrangement.
+	Certain schedules to or portions of this Exhibit have been omitted in accordance with Item 601(b)(10) of Regulation S-K. The Company hereby agrees to furnish supplementally a copy of all omitted schedules to the SEC upon request.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANDSEA HOMES CORPORATION

Date:	By:	/s/ John Ho
July 6, 2021		Name: John Ho Title: Chief Executive Officer

