Form 10-Q
period 2021-06-30
Landsea Homes Corp
filed 2021-08-12
CIK 1721386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR
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

As of August 9, 2021, 46,281,091 Class A common stock, par value $0.0001 per share, were issued and outstanding.

Landsea Homes Corporation
Form 10-Q Index
For the Six Months Ended June 30, 2021

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Landsea Homes Corporation
Consolidated Balance Sheets - (Unaudited)
(in thousands, except share and per share amounts)

	June 30, 2021	December 31, 2020
Assets
Cash and cash equivalents	$147,287	$105,778
Cash held in escrow	10,761	11,618
Restricted cash	—	4,270
Real estate inventories (including related party interest of $11,479 and $18,721, respectively)	877,883	687,819
Due from affiliates	3,584	2,663
Investment in and advances to unconsolidated joint ventures (including related party interest of $556 and $1,320, respectively)	11,604	21,342
Goodwill	24,607	20,705
Other assets	33,093	41,569
Total assets	$1,108,819	$895,764

Liabilities
Accounts payable	$54,912	$36,243
Accrued expenses and other liabilities	70,786	62,869
Due to affiliates	2,176	2,357
Warrant liability	21,560	—
Notes and other debts payable, net	391,844	264,809
Total liabilities	541,278	366,278

Commitments and contingencies

Equity
Stockholders' equity:
Preferred stock, $0.0001 par value, 50,000,000 shares authorized, none issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized, 46,281,091 and 32,557,303 issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	5	3
Additional paid-in capital	530,660	496,171
Retained earnings	35,601	32,011
Total stockholders' equity	566,266	528,185
Noncontrolling interests	1,275	1,301
Total equity	567,541	529,486
Total liabilities and equity	$1,108,819	$895,764
See accompanying notes to the consolidated financial statements.

Landsea Homes Corporation
Consolidated Statements of Operations - (Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue
Home sales	$239,600	$95,058	$394,365	$231,353
Lot sales and other	10,674	—	16,328	—
Total revenue	250,274	95,058	410,693	231,353

Cost of sales
Home sales (including related party interest of $4,340, $1,694, $7,242 and $4,540, respectively)	198,987	85,908	335,828	205,476
Inventory impairments	—	3,413	—	3,413
Lot sales and other	8,730	—	13,510	—
Total cost of sales	207,717	89,321	349,338	208,889

Gross margin
Home sales	40,613	5,737	58,537	22,464
Lot sales and other	1,944	—	2,818	—
Total gross margin	42,557	5,737	61,355	22,464

Sales and marketing expenses	12,650	7,982	22,581	17,618
General and administrative expenses	13,935	9,934	28,921	19,950
Total operating expenses	26,585	17,916	51,502	37,568

Income (loss) from operations	15,972	(12,179)	9,853	(15,104)

Other income (expense), net	3,594	(739)	3,533	70
Equity in net income (loss) of unconsolidated joint ventures (including related party interest of $416, $347, $764 and $625, respectively)	667	(13,870)	646	(15,613)
Loss on remeasurement of warrant liability	(5,335)	—	(10,285)	—
Pretax income (loss)	14,898	(26,788)	3,747	(30,647)

Provision (benefit) for income taxes	4,248	(6,496)	183	(7,731)

Net income (loss)	10,650	(20,292)	3,564	(22,916)
Net loss attributable to noncontrolling interests	(14)	(22)	(26)	(110)
Net income (loss) attributable to Landsea Homes Corporation	$10,664	$(20,270)	$3,590	$(22,806)

Income (loss) per share:
Basic	$0.23	$(0.62)	$0.08	$(0.70)
Diluted	$0.23	$(0.62)	$0.08	$(0.70)

Weighted average common shares outstanding:
Basic	45,281,091	32,557,303	44,833,600	32,557,303
Diluted	45,281,091	32,557,303	44,837,454	32,557,303
See accompanying notes to the consolidated financial statements.

Landsea Homes Corporation
Consolidated Statements of Equity - (Unaudited)
(in thousands, except shares)

	Common Stock
	Shares	Amount	Additional paid-in capital	Retained earnings	Noncontrolling interests	Total stockholders' equity
Balance at March 31, 2021	46,231,025	$5	$530,427	$24,937	$1,289	$556,658
Recapitalization transaction, net of fees and deferred taxes	—	—	(220)	—	—	(220)
Vesting of restricted stock units	50,066	—	—	—	—	—
Stock-based compensation expense	—	—	453	—	—	453
Net income (loss)	—	—	—	10,664	(14)	10,650
Balance at June 30, 2021	46,281,091	$5	$530,660	$35,601	$1,275	$567,541

	Common Stock
	Shares	Amount	Additional paid-in capital	Retained earnings	Noncontrolling interests	Total stockholders' equity
Balance at December 31, 2020	1,000	$—	$496,174	$32,011	$1,301	$529,486
Retroactive application of recapitalization	32,556,303	3	(3)	—	—	—
Adjusted balance, beginning of period	32,557,303	$3	$496,171	$32,011	$1,301	$529,486
Recapitalization transaction, net of fees and deferred taxes	13,673,722	2	31,660	—	—	31,662
Vesting of restricted stock units	50,066	—	—	—	—	—
Stock-based compensation expense	—	—	2,829	—	—	2,829
Net income (loss)	—	—	—	3,590	(26)	3,564
Balance at June 30, 2021	46,281,091	$5	$530,660	$35,601	$1,275	$567,541

	Common Stock
	Shares	Amount	Additional paid-in capital	Retained earnings	Noncontrolling interests	Total stockholders' equity
Balance at March 31, 2020	1,000	$—	$517,781	$38,426	$17,954	$574,161
Retroactive application of recapitalization	32,556,303	3	(3)			—
Adjusted balance, beginning of period	32,557,303	$3	$517,778	$38,426	$17,954	$574,161
Contributions from noncontrolling interests	—	—	—	—	37	37
Distributions to noncontrolling interests	—	—	—	—	(15,414)	(15,414)
Net loss	—	—	—	(20,270)	(22)	(20,292)
Net transfers to parent	—	—	(26,789)	—	(1,242)	(28,031)
Balance at June 30, 2020	32,557,303	$3	$490,989	$18,156	$1,313	$510,461

See accompanying notes to the consolidated financial statements.

Landsea Homes Corporation
Consolidated Statements of Equity - (Unaudited)
(in thousands, except shares)

	Common Stock
	Shares	Amount	Additional paid-in capital	Retained earnings	Noncontrolling interests	Total stockholders' equity
Balance at December 31, 2019	1,000	$—	$524,516	$40,962	$17,892	$583,370
Retroactive application of recapitalization	32,556,303	3	(3)	—	—	—
Adjusted balance, beginning of period	32,557,303	$3	$524,513	$40,962	$17,892	$583,370
Contributions from noncontrolling interests	—	—	—	—	187	187
Distributions to noncontrolling interests	—	—	—	—	(15,414)	(15,414)
Net loss	—	—	—	(22,806)	(110)	(22,916)
Net transfers to parent	—	—	(33,524)	—	(1,242)	(34,766)
Balance at June 30, 2020	32,557,303	$3	$490,989	$18,156	$1,313	$510,461
See accompanying notes to the consolidated financial statements.

Landsea Homes Corporation
Consolidated Statements of Cash Flows - (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2021	2020
	(dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$3,564	$(22,916)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,953	1,785
Loss on remeasurement of warrant liability	10,285	—
Inventory impairments	—	3,413
Stock-based compensation expense	2,829	—
Gain on forgiveness of PPP loans	(4,265)	—
Abandoned project costs	216	—
Equity in net (income) loss of unconsolidated joint ventures	(646)	15,613
Deferred taxes	116	(4,986)
Changes in operating assets and liabilities:
Cash held in escrow	857	660
Real estate inventories	(94,614)	(67,852)
Due from affiliates	(921)	(325)
Other assets	(5,350)	(3,342)
Accounts payable	17,028	10,148
Accrued expenses and other liabilities	(16,928)	(7,030)
Due to affiliates	(181)	281
Net cash used in operating activities	(86,057)	(74,551)

Cash flows from investing activities:
Purchases of property and equipment	(768)	(1,042)
Distributions of capital from unconsolidated joint ventures	10,384	—
Payments for business acquisition, net of cash acquired	(44,537)	(128,528)
Net cash used in investing activities	(34,921)	(129,570)

Cash flows from financing activities:
Borrowings from notes and other debts payable	369,787	318,054
Repayments of notes and other debts payable	(271,516)	(166,102)
Proceeds from merger, net of fees and other costs	64,434	—
Repayment of convertible note	(1,500)	—
Contributions from noncontrolling interests	—	187
Distributions to noncontrolling interests	—	(15,414)
Deferred offering costs paid	(1,832)	—
Debt issuance costs paid	(1,156)	(2,552)
Cash distributed to parent, net	—	(6,230)
Net cash provided by financing activities	158,217	127,943

Net increase (decrease) in cash, cash equivalents, and restricted cash	37,239	(76,178)
Cash, cash equivalents, and restricted cash at beginning of period	110,048	156,378
Cash, cash equivalents, and restricted cash at end of period	$147,287	$80,200
See accompanying notes to the consolidated financial statements.

Landsea Homes Corporation
Notes to Consolidated Financial Statements - (unaudited)

1.    Company
Landsea Homes Corporation (“LHC” or the “Company”), a majority owned subsidiary of Landsea Holdings Corporation (“Landsea Holdings”), together with its subsidiaries, is engaged in the acquisition, development and building of lots, homes, and condominiums in Arizona, California, Florida, New Jersey, New York, and Texas. The Company's operations are organized into the following five reportable segments: Arizona, California, Florida, Metro New York, and Texas.
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
Upon Closing, Level Field Capital, LLC (the “Sponsor”) held 1.0 million shares which are subject to surrender and forfeiture for no consideration in the event the common stock does not reach certain thresholds during the twenty-four month period following the closing of the Merger (“Earnout Shares”). The Sponsor transferred 0.5 million Earnout Shares to Landsea Holdings. Additionally, the Sponsor forfeited 2.3 million private placement warrants and transferred 2.2 million private placement warrants to Landsea Holdings (such private placement warrants, each exercisable to purchase one share of Common Stock at an exercise price of $11.50 per share, are referred to as the “Private Placement Warrants”, and together with the public warrants they are referred to as the "Warrants").

In connection with the Merger, the Company received $64.4 million from the Merger after payments of $28.7 million related to the public warrant amendment and of $7.5 million in transaction expenses incurred. The Company incurred direct and incremental costs of approximately $16.7 million related to the equity issuance, consisting primarily of investment banking, legal, accounting and other professional fees, which were recorded to additional paid-in capital as a reduction of proceeds. The Company recorded $2.7 million in general and administrative expenses in the six months ended June 30, 2021 related to the accelerated vesting of the phantom awards. The Company paid cash of $2.9 million for the phantom stock awards and issued 0.2 million shares with an issuance date value of $1.9 million at the time of the Merger.
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

Landsea Homes Corporation
Notes to Consolidated Financial Statements - (unaudited)
2.     Summary of Significant Accounting Policies
Basis of Presentation and Consolidation—The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and include the accounts of the Company and all subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
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

Landsea Homes Corporation
Notes to Consolidated Financial Statements - (unaudited)
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
Lot Sales and Other Revenue and Profit Recognition
Revenues from lot sales and other revenue are recorded and a profit is recognized when performance obligations are satisfied, which includes transferring a promised good or service to a customer. Lot sales and other revenue is recognized when all conditions of escrow are met, including delivery of the real estate asset in the agreed-upon condition, passage of title, receipt of appropriate consideration, and collection of associated receivables, if any, is probable, and other applicable criteria are met. Based upon the terms of the agreement, when it is determined that the performance obligation is not satisfied, the sale and the related profit are deferred for recognition in future periods.

Under the terms of certain lot sale and other contracts, the Company is obligated to perform certain development activities after the close of escrow. Due to this continuing involvement, the Company recognizes lot sales and other revenue under the percentage-of-completion method, whereby revenue is recognized in proportion to total costs incurred divided by total costs expected to be incurred. As of June 30, 2021, the Company had $6.2 million deferred revenue from lot sales and other revenue. As of December 31, 2020, the Company had no deferred revenue. The Company recognizes these amounts as development progresses and the related performance obligations are completed. The amount of the transaction price for lot sales and other contracts allocated to performance obligations that were unsatisfied, or partially unsatisfied, as of June 30, 2021 was $12.9 million. There was no outstanding amount related to unsatisfied performance obligations as of December 31, 2020.
Recent Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application for fiscal years beginning after December 15, 2020. The Company adopted the amendments in this update on January 1, 2021. The adoption did not have a material impact on the Company's consolidated financial statements.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform, particularly the cessation of the London Interbank Offered Rate ("LIBOR"), on financial reporting. ASU 2020-04 is effective upon

Landsea Homes Corporation
Notes to Consolidated Financial Statements - (unaudited)
issuance, and the provisions generally can be applied prospectively as of January 1, 2020 through December 31, 2022. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which refines the scope of Topic 848 and clarifies some of its guidance. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40), which provides clarity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. Particularly, the update states that an entity should treat a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange as an exchange of the original instrument for a new instrument. The standard is effective for fiscal years beginning after December 15, 2021, with early adoption permitted. The adoption is not expected to have a material impact on the Company's consolidated financial statements.
3.     Business Combinations
On May 4, 2021, the Company acquired 100% of Mercedes Premier Homes, LLC (also known as Vintage Estate Homes, LLC, or “Vintage”), a Florida- and Texas-based homebuilder, for an aggregate cash purchase price of $54.6 million. In addition, we assumed $32.1 million of debt, of which we paid down $3.8 million in connection with the acquisition. The total assets of Vintage included approximately 20 development projects and 1,800 lots in various stages of development. The determination of the final purchase accounting allocation related to the fair value of acquired inventory and goodwill is in process as of the date the consolidated financial statements were available to be issued.
In accordance with Accounting Standards Codification ("ASC") Topic 805, Business Combinations, the assets acquired and liabilities assumed from our acquisitions of Vintage and Garrett Walker Homes ("GWH") were measured and recognized at fair value as of the date of the acquisitions to reflect the purchase price paid.
Acquired inventories consist of land, land deposits, and work in process inventories. The Company determined the estimate of fair value for acquired land inventory using a forecasted cash flow approach for the development, marketing, and sale of each community acquired. Significant assumptions included in our estimate were future development costs, construction and overhead costs, mix of products, as well as average selling price ("ASP"), and absorption rates. The Company estimated the fair value of acquired work in process inventories based upon the stage of production of each unit and a profit margin that a market participant would require to complete the remaining production and requisite selling efforts. On the acquisition date, the stage of production for each lot ranged from recently started lots to fully completed homes. The intangible asset acquired relates to the Vintage trade name, which is estimated to have a fair value of $1.6 million and is being amortized over one year. Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed and relates primarily to the assembled workforce. Goodwill of $3.9 million was recorded on the consolidated balance sheets as a result of this transaction and is expected to be deductible for tax purposes over 15 years. The acquired goodwill is included in the Florida reporting segment in Note 13, Segment Reporting. The Company incurred transaction related costs of $0.4 million related to the Vintage acquisition in the three and six months ended June 30, 2021.
The Company's results of operations include homebuilding revenues of $36.8 million, and income before tax inclusive of purchase price accounting and corporate general and administrative expense allocation, of $1.3 million, from Vintage in the accompanying consolidated statement of operations for the three and six months ended June 30, 2021.

Landsea Homes Corporation
Notes to Consolidated Financial Statements - (unaudited)
The following is a summary of the preliminary allocation of the purchase price based on the fair value of assets acquired and liabilities assumed (dollars in thousands).

Assets Acquired
Cash	$10,063
Real estate inventories	93,599
Goodwill	3,902
Trade name	1,550
Other assets	3,906
Total assets	$113,020

Liabilities Assumed
Accounts payable	$1,641
Accrued expenses	24,660
Notes payable	32,119
Total liabilities	58,420
Net assets acquired	$54,600
On January 15, 2020, the Company acquired 100% of the membership interest of GWH for cash consideration of approximately $133.4 million. GWH is a residential homebuilder located in Phoenix, Arizona focused on building entry-level, single-family detached homes in the Northwest Valley and Phoenix metropolitan. The total assets of GWH included approximately 20 development projects and 1,750 lots in various stages of development. The intangible asset acquired relates to the GWH trade name, which is estimated to have a fair value of $1.6 million and is being amortized over three years. Goodwill of $15.4 million was recorded on the consolidated balance sheets as a result of this transaction and is expected to be deductible for tax purposes over 15 years. The acquired goodwill is included in the Arizona reporting segment in Note 13, Segment Reporting. The Company incurred transaction related costs of $0.1 million and $0.5 million related to the GWH acquisition during the three and six months ended June 30, 2020, respectively. The following is a summary of the allocation of the purchase price based on the fair value of assets acquired and liabilities assumed (dollars in thousands).

Assets Acquired
Cash	$2,905
Real estate inventories	119,466
Goodwill	15,392
Trade name	1,600
Other assets	532
Total assets	$139,895

Liabilities Assumed
Accounts payable	$5,425
Accrued expenses	1,037
Total liabilities	6,462
Net assets acquired	$133,433
Unaudited Pro Forma Financial Information
Unaudited pro forma revenue and net (loss) income for the following periods presented give effect to the results of the acquisitions of Vintage and GWH as though the respective acquisition dates were as of January 1, 2020 and January 1, 2019, the beginning of the year preceding the respective acquisitions. Unaudited pro forma net (loss) income adjusts the operating results of Vintage and GWH to reflect the additional costs that would have been recorded assuming the fair value adjustments had been applied as of the beginning of the year preceding the year of acquisition including the tax-effected amortization of the acquired trade name and transaction related costs.

Landsea Homes Corporation
Notes to Consolidated Financial Statements - (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(dollars in thousands)
Revenue	$266,357	$136,661	$466,104	$306,244

Pretax income (loss)	19,829	(22,936)	12,394	(35,043)
Provision (benefit) for income taxes	5,718	(6,805)	2,561	(8,840)
Net income (loss)	$14,111	$(16,131)	$9,833	$(26,203)
4.     Real Estate Inventories
Real estate inventories are summarized as follows:

	June 30, 2021	December 31, 2020
	(dollars in thousands)
Deposits and pre-acquisition costs	$56,999	$34,102
Land held and land under development	322,687	221,055
Homes completed or under construction	470,634	395,926
Model homes	27,563	36,736
Total real estate inventory	$877,883	$687,819
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
In accordance with ASC 360, inventory is stated at cost, unless the carrying amount is determined not to be recoverable, in which case inventory is written down to its estimated fair value. The Company reviews each real estate asset at the community-level, on a quarterly basis or whenever indicators of impairment exist. We generally determine the estimated fair value of each community by using a discounted cash flow approach based on the estimated future cash flows at discount rates that reflect the risk of the community being evaluated. The discounted cash flow approach can be impacted significantly by our estimates of future home sales revenue, home construction costs, and the applicable discount rate, all of which are Level 3 inputs, refer to Note 14 - Fair Value for additional information.
For the three and six months ended June 30, 2021 the Company recognized no real estate inventory impairments. For the three and six months ended June 30, 2020, the Company recognized real estate inventory impairments of $3.4 million related to two communities in the California segment. In both instances, the Company determined that additional incentives were required to sell the remaining homes at estimated aggregate sales prices below the communities' previous carrying values. The fair values for the communities impaired were calculated using discounted cash flow models using discount rates ranging from 7%-10%.
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

Landsea Homes Corporation
Notes to Consolidated Financial Statements - (unaudited)
For the periods reported, interest incurred, capitalized, and expensed was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(dollars in thousands)		(dollars in thousands)
Related party interest pushed down	$—	$2,264	$—	$4,893
Other interest incurred	6,998	6,230	12,104	10,532
Total interest incurred	6,998	8,494	12,104	15,425

Related party interest capitalized	—	2,264	—	4,893
Other interest capitalized	6,998	6,230	12,104	10,532
Total interest capitalized	6,998	8,494	12,104	15,425

Previously capitalized related party interest included in cost of sales	$4,340	$1,694	$7,242	$4,540
Previously capitalized other interest included in cost of sales	6,959	3,695	11,124	8,160
Related party interest relieved to equity in earnings (loss) from unconsolidated joint ventures	416	347	764	625
Other interest relieved to equity in earnings (loss) from unconsolidated joint ventures	6	5	11	9
Other interest expensed	10	—	21	11
Total interest expense included in pretax income (loss)	$11,731	$5,741	$19,162	$13,345
6.    Investment in and Advances to Unconsolidated Joint Ventures
As of June 30, 2021 and December 31, 2020, the Company had two unconsolidated joint ventures with ownership interests of 51% and 25% in LS-NJ Port Imperial JV LLC and LS-Boston Point LLC, respectively, and concluded that these joint ventures were variable interest entities. The Company concluded that it was not the primary beneficiary of the variable interest entities and, accordingly, accounted for these entities under the equity method of accounting. The Company's maximum exposure to loss is limited to the investment in the unconsolidated joint venture amounts included on the consolidated balance sheets.
The condensed combined balance sheets for the Company’s unconsolidated joint ventures accounted for under the equity method are as follows:

	June 30, 2021	December 31, 2020
	(dollars in thousands)
Cash and cash equivalents	$7,760	$2,740
Restricted cash	—	4,870
Real estate inventories	19,397	41,214
Other assets	122	123
Total assets	$27,279	$48,947

Accounts payable	$224	$188
Accrued expenses and other liabilities	4,719	3,928
Due to affiliates	825	5,735
Total liabilities	5,768	9,851
Members' capital	21,511	39,096
Total liabilities and members' capital	$27,279	$48,947

Landsea Homes Corporation
Notes to Consolidated Financial Statements - (unaudited)
The condensed combined statements of operations for the Company’s unconsolidated joint ventures accounted for under the equity method are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(dollars in thousands)		(dollars in thousands)
Revenues	$15,883	$7,911	$29,963	$18,472
Cost of sales and expenses	(13,756)	(7,646)	(27,187)	(20,752)
Impairment of real estate inventories	—	(27,094)	—	(27,094)
Net income (loss) of unconsolidated joint ventures	$2,127	$(26,829)	$2,776	$(29,374)
Equity in net income (loss) of unconsolidated joint ventures (1)	$667	$(13,870)	$646	$(15,613)
(1)     The equity in net income (loss) of unconsolidated joint ventures consists of two pieces. The allocation of the Company's proportionate share of income or loss from the unconsolidated joint ventures of $1.1 million income and $13.5 million loss for the three months ended June 30, 2021 and 2020, respectively, and $1.4 million income and $15.0 million loss for the six months ended June 30, 2021 and 2020, respectively. In addition, expenses related to capitalized interest and other costs were $0.4 million and $0.4 million for the three months ended June 30, 2021 and 2020, respectively, and $0.8 million and $0.6 million for the six months ended June 30, 2021 and 2020, respectively.

For the three and six months ended June 30, 2021, no impairment charges were recorded related to either of the unconsolidated joint ventures. For the three and six months ended June 30, 2020, one of the Company's unconsolidated joint ventures recorded an impairment charge of $27.1 million, related to slowing absorption and weaker pricing than expected. The impairment charge, based on the Company's ownership percentage of 51%, was $13.8 million and is reflected in the equity in net income (loss) of unconsolidated joint ventures line in the consolidated statements of operations.
7.    Other Assets
Other assets consist of the following:

	June 30, 2021	December 31, 2020
	(dollars in thousands)
Deferred tax asset, net	$2,621	$13,248
Property, equipment and capitalized selling and marketing costs, net	6,321	6,386
Right-of-use asset	6,471	5,973
Deferred offering costs	—	7,617
Prepaid income taxes	4,048	1,003
Intangible asset, net	2,173	1,046
Prepaid expenses	8,544	3,029
Other	2,915	3,267
Total other assets	$33,093	$41,569

Landsea Homes Corporation
Notes to Consolidated Financial Statements - (unaudited)
8.     Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following:

	June 30, 2021	December 31, 2020
	(dollars in thousands)
Land development and home construction accrual	$23,668	$25,910
Warranty accrual	13,595	11,730
Accrued compensation and benefits	5,653	10,966
Lease liabilities	6,949	6,396
Interest payable	2,080	1,134
Income tax payable	2,839	1,355
Deferred revenue	6,173	—
Sales tax payable	916	1,867
Other deposits and liabilities	8,913	3,511
Total accrued expenses and other liabilities	$70,786	$62,869

Estimated future direct warranty costs are accrued and charged to cost of sales in the period when the related homebuilding revenues are recognized. Changes in the Company’s warranty accrual are detailed in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(dollars in thousands)
Beginning warranty accrual	$12,020	$9,296	$11,730	$8,693
Warranty provision	1,948	686	2,865	1,393
Warranty payments	(373)	(97)	(1,000)	(201)
Ending warranty accrual	$13,595	$9,885	$13,595	$9,885

9.     Notes and Other Debts Payable, net
Amounts outstanding under notes and other debts payable, net consist of the following:

	June 30, 2021	December 31, 2020
	(dollars in thousands)
Construction loans	$107,300	$67,757
Line of credit facilities	289,818	199,358
Loan payable	862	5,144
Notes Payable	397,980	272,259
Deferred loan costs	(6,136)	(7,450)
Notes and other debts payable, net	$391,844	$264,809
The Company has various construction loan agreements secured by various real estate developments (“Construction Loans”) with maturity dates extending from February 2022 through March 2024. The Construction Loans have variable interest rates based on Prime or LIBOR. As of June 30, 2021, interest rates on the Construction Loans ranged from 4.00% to 5.50%. In 2018, the Company assumed two loans from a third-party land seller in connection with the acquisition of real estate inventories. Both loans have a variable interest rate of LIBOR plus 6.50% with a floor of 8.25%. As of June 30, 2021, the interest rate on both loans was 8.25%. The Company has certain construction loans sourced from EB-5 investors with maturity dates ranging from June 2023 through May 2024. As of June 30, 2021, the loans have fixed interest rates of 5.30% to 6.00%.
In 2018, the Company entered into a secured line of credit (“LOC”) with a bank. In 2020, the Company extended the LOC resulting in a new maturity date of February 2024. As of June 30, 2021 the total commitment on the LOC was

Landsea Homes Corporation
Notes to Consolidated Financial Statements - (unaudited)
$195.0 million and it had an outstanding balance of $114.5 million. The LOC has a variable interest rate of Prime plus 1.25% with a floor of 5.25%. As of June 30, 2021, the interest rate was 5.25%.
In connection with the acquisition of GWH, the Company entered into an additional line of credit ("LOC2") with a bank as part of the transaction. On the date of acquisition, the Company drew $70.0 million from the LOC2. As of June 30, 2021 the total commitment on the LOC2 was $150.0 million and it had an outstanding balance of $128.1 million. The LOC2 has an interest rate of Prime plus 1.00% with a floor of 5.00% and matures in January 2024. As of June 30, 2021, the interest rate was 5.00%.
On April 15, 2020, Landsea Holdings entered into a Paycheck Protection Program (“PPP”) Note evidencing an unsecured loan in the amount of $4.3 million made to the Company under the PPP. The PPP was established under the Coronavirus Aid, Relief, and Economic Security Act and is administered by the U.S. Small Business Association. The proceeds from the PPP Note were restricted to only being used for payroll costs (including benefits), interest on mortgage obligations, rent, utilities and interest on certain other debt obligations. The proceeds from the PPP Note were used in the operation of the Company and therefore the debt was included in the consolidated balance sheets of the Company. We fully utilized the proceeds from this loan to satisfy certain payroll and benefit obligations and applied for relief of the full amount of the loan under the PPP. In June 2021, the PPP loan was forgiven and the liability removed from the Company's consolidated balance sheets. The forgiveness was recorded as a gain on debt forgiveness and is included in other income (expense), net. in the consolidated statements of operations of the Company.
The Company’s loans have certain financial covenants, such as requirements for the Company to maintain a minimum liquidity balance, minimum tangible net worth, gross profit margin, leverage and interest coverage ratios. The Company's loans are secured by the assets of the Company and contain various representations, warranties, and covenants that are customary for these types of agreements. As of June 30, 2021, the Company was in compliance with all financial loan agreement covenants.
The aggregate maturities of the principal balances of the notes and other debts payable during the five years subsequent to June 30, 2021 are as follows (dollars in thousands):

2021	$21
2022	86,402
2023	36,470
2024	274,384
2025	703
Thereafter	—
$397,980

10.    Commitments and Contingencies
Legal—We are subject to various legal and regulatory actions that arise from time to time and may be subject to similar or other claims in the future. In addition, we are currently involved in various other legal actions and proceedings. We are currently unable to estimate the likelihood of an unfavorable result in any such proceeding that could have a material adverse effect on our results of operations, financial position, or liquidity.
Performance Obligations—In the ordinary course of business, and as part of the entitlement and development process, the Company’s subsidiaries are required to provide performance bonds to assure completion of certain public facilities. The Company had $97.6 million and $78.0 million of performance bonds outstanding as of June 30, 2021 and December 31, 2020, respectively.

Landsea Homes Corporation
Notes to Consolidated Financial Statements - (unaudited)
Operating Leases—The Company has various operating leases, most of which relate to office facilities. Future minimum payments under the noncancelable operating leases in effect at June 30, 2021 were as follows (dollars in thousands):

2021	$896
2022	1,828
2023	1,609
2024	1,400
2025	1,079
Thereafter	1,245
Total lease payments	8,057
Less: Discount	(1,108)
Present value of lease liabilities	$6,949
Operating lease expense for the three and six months ended June 30, 2021 was $0.4 million and $0.8 million, respectively, and is included in general and administrative expense on the consolidated statements of operations. For the three and six months ended June 30, 2020 operating lease expense was $0.6 million and $1.1 million, respectively.
The Company primarily enters into operating leases for the right to use office space and computer and office equipment, which have remaining lease terms that range from one to seven years and often include one or more options to renew. The weighted average remaining lease term as of June 30, 2021 and December 31, 2020 was 4.6 and 4.4 years, respectively. Renewal terms are included in the lease term when it is reasonably certain the option will be exercised.
The Company established a right-of-use asset and a lease liability based on the present value of future minimum lease payments at the later of January 1, 2019, the commencement date of the lease, or, if subsequently modified, the date of modification for active leases. As the rate implicit in each lease is not readily determinable, the Company's incremental borrowing rate is used in determining the present value of future minimum payments as of the commencement date. The weighted average rate as of June 30, 2021 was 5.9%. Lease components and non-lease components are accounted for as a single lease component. As of June 30, 2021, the Company had $6.5 million and $6.9 million recognized as a right-of-use asset and lease liability, respectively, which are presented on the consolidated balance sheets within other assets and accrued expenses and other liabilities, respectively. As of December 31, 2020, the Company had $6.0 million and $6.4 million recognized as a right-of-use asset and lease liability, respectively.
11.    Related Party Transactions
The Company has entered into agreements with its unconsolidated joint ventures to provide management services related to underlying projects for a management fee and reimbursement of agreed upon out of pocket operating expenses. As of June 30, 2021 and December 31, 2020, the Company had a net receivable due from affiliates balance of $1.4 million and $0.3 million, respectively.
On June 30, 2020, the Company transferred its interest in a consolidated real estate joint venture that was previously included in the Metro New York segment to LHC. The interest was removed from the consolidated financial

Landsea Homes Corporation
Notes to Consolidated Financial Statements - (unaudited)
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
The effective tax rate of the Company was 28.5% and 4.9% for the three and six months ended June 30, 2021 with a benefit rate of 24.2% and 25.2% for the three and six months ended June 30, 2020, respectively. The difference between the statutory tax rate and the effective tax rate for the six months ended June 30, 2021 is primarily related to state income taxes net of federal income tax benefits, estimated deduction limitations for executive compensation, warrant fair market value adjustments, the gain on forgiveness of the PPP loan, and tax credits for energy efficient homes. The difference between the statutory tax rate and the effective tax rate for the six months ended June 30, 2020 is primarily related to state income taxes net of federal income tax benefits and tax credits for energy efficient homes.
13. Segment Reporting

The Company is engaged in the development, design, construction, marketing and sale of single-family homes and condos in multiple states across the country. The Company is managed by geographic location and each of the five geographic regions targets a wide range of buyer profiles including: first time, move-up, and luxury homebuyers.

The management of the five geographic regions report to the Company's chief operating decision makers (“CODMs”), the Chief Executive Officer and Chief Operating Officer of the Company. The CODMs review the results of operations, including total revenue and income before income tax expense to assess profitability and to allocate resources. Accordingly, the Company has presented its operations as the following five reportable segments:

•Arizona
•California
•Florida

Landsea Homes Corporation
Notes to Consolidated Financial Statements - (unaudited)
•Metro New York
•Texas
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

The following table summarizes total revenue and income before income tax expense by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(dollars in thousands)
Revenue
Arizona	$71,922	$53,298	$137,248	$106,352
California	141,541	41,760	236,634	125,001
Florida	28,358	—	28,358	—
Metro New York (1)	—	—	—	—
Texas	8,453	—	8,453	—
Total revenue	$250,274	$95,058	$410,693	$231,353

Pretax income (loss)
Arizona	$3,835	$(1,168)	$5,268	$(2,140)
California	14,900	(8,789)	14,741	(7,297)
Florida	885	—	885	—
Metro New York (1)	(139)	(14,467)	(970)	(17,263)
Texas	395	—	395	—
Corporate	(4,978)	(2,364)	(16,572)	(3,947)
Total pretax income (loss)	$14,898	$(26,788)	$3,747	$(30,647)
(1)     The Metro New York reportable segment does not currently generate any revenue. Included in income (loss) before income tax expense is income from unconsolidated joint ventures of $0.7 million and $0.6 million for the three and six months ended June 30, 2021, respectively, and losses of $13.9 million and $15.6 million for the three and six months ended June 30, 2020, respectively.

The following table summarizes total assets by segment:

	June 30, 2021	December 31, 2020
	(dollars in thousands)
Assets
Arizona	$308,146	$268,141
California	451,051	409,705
Florida	95,371	—
Metro New York	124,246	120,168
Texas	19,068	—
Corporate	110,937	97,750
Total assets	$1,108,819	$895,764

As of June 30, 2021 goodwill of $20.7 million and $3.9 million were allocated to the Arizona and Florida segments, respectively. As of December 31, 2020, goodwill of $20.7 million was allocated to the Arizona segment.

Landsea Homes Corporation
Notes to Consolidated Financial Statements - (unaudited)
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

The following table presents carrying values and estimated fair values of financial instruments:

		June 30, 2021		December 31, 2020
	Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
		(dollars in thousands)
Liabilities:
Construction loans (1)	Level 2	$107,300	$107,300	$67,757	$67,757
Line of credit facilities (1)	Level 2	$289,818	$289,818	$199,358	$199,358
Loan payable (2)	Level 2	$862	$862	$5,144	$5,144
Warrant liability	Level 3	$21,560	$21,560	$—	$—
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

The Private Placement Warrants are measured at fair value on a recurring basis using a Black-Scholes option pricing model. The significant unobservable input as of June 30, 2021 was the volatility rate implied from the public warrants, which are exchanged on an open market, of 68.7%.

The following table reconciles the beginning and ending balances for the Level 3 recurring fair value measurements during the periods presented:

	Six Months Ended June 30,
	2021	2020
Warrant liability	(dollars in thousands)
Beginning balance(1)	$11,275	$—
Changes in fair value	10,285	—
Ending balance	$21,560	$—
(1)     The beginning balance for the period ended June 30, 2021 represents the balance as of January 7, 2021, the Closing Date of the Merger.

Landsea Homes Corporation
Notes to Consolidated Financial Statements - (unaudited)
15. Stock-Based Compensation

During 2018, Landsea Holdings created a long-term incentive compensation program designed to align the interests of Landsea Holdings, the Company, and its executives by enabling key employees to participate in the Company’s future growth through the issuance of phantom equity awards. Landsea Holdings’ phantom equity awards issued on or after January 1, 2018 were accounted for pursuant to ASC 710, Compensation, as the value was not based on the shares of comparable public entities or other equity, but was based on the book value of Landsea Holdings' equity. Landsea Holdings measured the value of phantom equity awards on a quarterly basis using the intrinsic value method and pushed down the expense to the Company as the employees participating in the long-term incentive compensation program primarily benefit the Company. In connection with the Merger all of the phantom equity awards vested and were either paid out in cash or were converted to stock of LHC and the program was terminated. The Company recorded $2.7 million in general and administrative expenses in the six months ended June 30, 2021 related to the accelerated vesting of the phantom awards. The Company paid cash of $2.9 million for the phantom stock awards and granted 0.2 million shares with a grant date value of $1.9 million at the time of the Merger.

The Company adopted the Landsea Homes Corporation 2020 Stock Incentive Plan ("the Plan") which provides for the grant of Options, Stock Appreciation Rights, Restricted Stock Units and Restricted Stock, any of which may be performance-based, as determined by the Company's Compensation Committee.

During the three and six months ended June 30, 2021, the Company granted 0.1 million and 0.6 million restricted stock units (“RSUs”), respectively, covering shares of common stock with a weighted grant date fair value of $9.44 and $9.63, respectively, per share.

During the three and six months ended June 30, 2021, the Company granted 0.2 million long term performance share unit awards (“PSUs”) to certain executives under the Plan with a grant date fair value of $9.44 per share. The PSUs are earned based upon the Company’s performance over three years, measured by adjusted earnings per share ("EPS") over fiscal years 2021, 2022 and 2023 (the "Performance Periods"). Each award is conditioned upon the Company achieving adjusted EPS targets over the Performance Periods. Target awards of 100% will be earned if the Company’s adjusted EPS meets set thresholds in each of the Performance Periods ("Target Goals"). If adjusted EPS exceeds the target thresholds by defined amounts, 200% of Target Goals will be earned (“Maximum Goals”).

Our stock compensation expense is presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stock compensation expense	(dollars in thousands)
RSUs and PSUs	$453	$—	$2,829	$—

Stock-based compensation expense is included in general and administrative expenses on our consolidated statements of operations. The Company did not grant any RSUs or PSUs and did not recognize any stock-based compensation expense during the three and six months ended June 30, 2020.

A summary of our outstanding RSUs and PSUs, assuming current estimated level of performance achievement, are as follows (in thousands, except years):

June 30, 2021
(in thousands, except period)
Unvested units	755
Remaining cost on unvested units	$6,776
Remaining vesting period	2.81 years

Landsea Homes Corporation
Notes to Consolidated Financial Statements - (unaudited)

In accordance with ASC 718, the PSUs were valued on the date of grant at their fair value. The fair value of these grants was equal to the closing price of our stock on the date of grant. ASC 718 does not permit recognition of expense associated with performance-based stock awards until achievement of the performance targets are probable of occurring.

16. Stockholders' Equity

The Company’s authorized capital stock consists of 500.0 million shares of common stock with a par value of $0.0001 per share, and 50.0 million shares of preferred stock with a par value of $0.0001 per share. As of June 30, 2021, there were 46.3 million shares of common stock issued and outstanding, and no shares of preferred stock outstanding.

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

As of June 30, 2021 there were 21,025,000 outstanding Warrants, consisting of 15,525,000 public warrants and 5,500,000 Private Placement Warrants. At the time of the Merger, the Warrant Agreement was amended so that each public warrant is exercisable at $1.15 into one tenth share of common stock. As part of the amendment, each holder of the public warrants received $1.85 for a total of $28.7 million paid by the Company upon closing of the Merger. Each Private Placement Warrant is exercisable at $11.50 into one share of common stock. The Warrants will expire five years after the completion of the Merger or earlier upon redemption or liquidation.

The Private Placement Warrants are identical to the public warrants, except for the rate of exchange upon exercise. Additionally, the Private Placement Warrants will be non-redeemable as long as they are held by the initial purchasers or such purchasers’ permitted transferees. If the Private Placement Warrants are held by someone other than the initial stockholders or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the public warrants, except that they will retain their rate of exchange as one-for-one.

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

Landsea Homes Corporation
Notes to Consolidated Financial Statements - (unaudited)
17. Earnings Per Share

We use the treasury stock method to calculate EPS as our currently issued Warrants do not have participating rights.

The following table sets forth the computation of basic and diluted EPS for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(dollars in thousands, except share and per share amounts)
Numerator
Net income (loss) attributable to Landsea Homes Corporation	$10,664	$(20,270)	$3,590	$(22,806)
Less: undistributed earnings allocated to participating shares	(236)	—	(78)	—
Net income (loss) attributable to common stockholders	$10,428	$(20,270)	$3,512	$(22,806)

Denominator
Weighted average common shares outstanding - basic	46,281,091	32,557,303	45,800,267	32,557,303
Adjustment for weighted average participating shares outstanding	(1,000,000)	—	(966,667)	—
Adjusted weighted average common shares outstanding under two class method - basic	45,281,091	32,557,303	44,833,600	32,557,303
Dilutive effect of warrants	—	—	—	—
Dilutive effect of share-based awards	—	—	3,854	—
Adjusted weighted average common shares outstanding under two class method - diluted	45,281,091	32,557,303	44,837,454	32,557,303

Earnings per share
Basic	$0.23	$(0.62)	$0.08	$(0.70)
Diluted	$0.23	$(0.62)	$0.08	$(0.70)

Warrants are excluded from the calculation of diluted EPS as they are antidilutive. We excluded 7.1 million common stock unit equivalents from our diluted EPS during the three and six months ended June 30, 2021.

Landsea Homes Corporation
Notes to Consolidated Financial Statements - (unaudited)
18.    Supplemental Disclosures of Cash Flow Information
The following table presents certain supplemental cash flow information:

	Six Months Ended June 30,
	2021	2020
	(dollars in thousands)
Supplemental disclosures of cash flow information
Interest paid, net of amounts capitalized	$21	$11
Income taxes paid	$3,416	$89

Supplemental disclosures of non-cash investing and financing activities
Transfer of deferred tax asset to Landsea Holdings	$12,119	$—
Conversion of deferred offering costs to additional paid-in-capital	$9,229	$—
Amortization of deferred financing costs	$2,066	$2,083
Distribution of real estate joint venture to LHC, net of cash provided	$—	$27,294
Business acquisition holdback	$—	$2,000
Right-of-use assets obtained in exchange for operating lease liabilities for new or modified operating leases	$—	$1,053

Cash, cash equivalents, and restricted cash reconciliation:
Cash and cash equivalents	$147,287	$80,182
Restricted cash	—	18
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$147,287	$80,200

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with and is qualified in its entirety by the consolidated financial statements and notes thereto included elsewhere in this document. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements. Factors that may cause such a difference include, but are not limited to, those discussed in the section entitled “Risk Factors” of our Annual Report on Form 10-K/A, filed with the Securities and Exchange Commission (the “SEC”) on July 6, 2021, as well as our Form 10-Q for the quarter ended March 31, 2021, filed with the SEC on May 17, 2021, and in this report. This section discusses certain items in the three- and six-month periods ended June 30, 2021 and 2020 and year-to-year comparisons between those 2021 and 2020 periods.

Consolidated Financial Data

The following table summarizes our results of operations for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(dollars in thousands, except per share amounts)		(dollars in thousands, except per share amounts)
Revenue
Home sales	$239,600	$95,058	$394,365	$231,353
Lot sales and other	10,674	—	16,328	—
Total revenue	250,274	95,058	410,693	231,353

Cost of sales
Home sales (including related party interest of $7,242 and $4,540, respectively)	198,987	85,908	335,828	205,476
Inventory impairments	—	3,413	—	3,413
Lot sales and other	8,730	—	13,510	—
Total cost of sales	207,717	89,321	349,338	208,889

Gross margin
Home sales	40,613	5,737	58,537	22,464
Lot sales and other	1,944	—	2,818	—
Total gross margin	42,557	5,737	61,355	22,464

Sales and marketing expenses	12,650	7,982	22,581	17,618
General and administrative expenses	13,935	9,934	28,921	19,950
Total operating expenses	26,585	17,916	51,502	37,568

Income (loss) from operations	15,972	(12,179)	9,853	(15,104)

Other income (expense), net	3,594	(739)	3,533	70
Equity in net (loss) income of unconsolidated joint ventures (including related party interest of $764 and $625, respectively)	667	(13,870)	646	(15,613)
Loss on remeasurement of warrant liability	(5,335)	—	(10,285)	—
Pretax income (loss)	14,898	(26,788)	3,747	(30,647)

Provision (benefit) for income taxes	4,248	(6,496)	183	(7,731)

Net income (loss)	10,650	(20,292)	3,564	(22,916)
Net loss attributable to noncontrolling interests	(14)	(22)	(26)	(110)
Net income (loss) attributable to Landsea Homes Corporation	$10,664	$(20,270)	$3,590	$(22,806)

Income (loss) per share:
Basic	$0.23	$(0.62)	$0.08	$(0.70)
Diluted	$0.23	$(0.62)	$0.08	$(0.70)

Weighted average common shares outstanding:
Basic	45,281,091	32,557,303	44,833,600	32,557,303
Diluted	45,281,091	32,557,303	44,837,454	32,557,303

Business Overview

Driven by a pioneering commitment to sustainability, Landsea Homes Corporation ("LHC") designs and builds homes and communities in Arizona, California, Florida, Texas and the Metro New York area that reflect modern living–inspired spaces and features, built in vibrant, prime locations where they connect seamlessly with their surroundings and enhance the local lifestyle for living, working and playing. The defining principle, “Live in Your Element®,” creates the foundation for our customers to live where they want to live, how they want to live – in a home created especially for them.

The Company's operations are engaged in the development, design, construction, marketing and sale of single-family attached and detached homes in the states of Arizona, California, Florida, New Jersey, New York, and Texas. The Company's operations are organized into five reportable segments: Arizona, California, Florida, Metro New York, and Texas. The Company builds and sells an extensive range of home types across a variety of price points.

In response to the novel strain of coronavirus ("COVID-19") pandemic and government restrictions, we shifted our sales process to offer additional virtual online tours and appointments and, where permitted, appointment-only in-person meetings that comply with social distancing and other health and safety requirements and protocols. There is still uncertainty regarding the extent, duration, and lasting effects of the COVID-19 pandemic, as the situation has continued to evolve, even as vaccinations become wide-spread. We have seen a general lack of housing inventory that has allowed us to increase prices and derive additional revenue from our home deliveries; however, we frequently see those increased revenues offset by higher costs associated with labor and supply shortages for certain key materials.

The industry continued to see a shift in focus to entry-level homes with more attractive price points as housing prices rise across the nation. The Company continues to capitalize on opportunities to shift inventory and product to more affordable offerings through our recent growth in Arizona, Florida, and Texas primarily through acquisitions. During May 2021, we completed the acquisition of Vintage Estate Homes ("Vintage"), a Florida- and Texas-based homebuilder. The Vintage acquisition added the Florida and Texas reportable segments. During January 2020, we completed our second homebuilder acquisition in the Phoenix, Arizona market within the last three years by purchasing 100% of the membership interests of Garrett Walker Homes ("GWH"). These acquisitions fit with and continue to advance our overall business strategy by expanding into new geographic and diverse markets.

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

Summary Results of Operations

For the six months ended June 30, 2021, home sales revenue increased 70% and home deliveries increased 43% to 726 units from 507 units as compared to the same prior year period. The increase in home deliveries and home sales revenue year-over-year is derived primarily from our California segment which saw significant demand and price appreciation during 2021. During 2020, our California operations were negatively impacted by the COVID-19 mandatory stay at home orders, which caused meaningful delays in our operations and in some communities prohibited us from delivering homes to our customers. The most restrictive of these government orders were lifted towards the end of 2020. We also saw price appreciation in the Arizona segment, and we had 74 home deliveries generating revenue of $28.4 million from our Vintage acquisition.

We remain focused on growth and view our leverage ratios as a key factor in allowing us to expand. Even as the Company has grown organically and through acquisitions in recent years we remain in a position to act on our strategy and to be opportunistic about acquisitions and other growth opportunities. Our debt-to-capital ratio increased to 40.8% as of June 30, 2021 compared to 33.3% as of December 31, 2020. We believe the strength of our balance sheet and operating platform have positioned us well to continue to execute our growth strategy.

We anticipate the homebuilding markets in each of our operating segments to be tied to both the local economy and the macro-economic environment. Accordingly, net orders, home deliveries, and average selling prices ("ASPs") in future years could be negatively affected by economic conditions, such as decreases in employment and median household incomes, as well as decreases in household formations and increasing supply of inventories. Shortages in labor or materials could also significantly increase costs, reduce gross margins, and lower our overall profitability. During the second quarter of 2021 we experienced increases in our production cycle times due to labor and material shortages that have caused us to reduce our absorption rate in certain markets. Additionally, the results could be impacted by a decrease in home affordability as a result of price appreciation, increases in mortgage interest rates, or tightening of mortgage lending standards.

Results of Operations and Assets by Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Pretax income (loss)	(dollars in thousands)		(dollars in thousands)
Arizona	$3,835	$(1,168)	$5,268	$(2,140)
California	14,900	(8,789)	14,741	(7,297)
Florida	885	—	885	—
Metro New York	(139)	(14,467)	(970)	(17,263)
Texas	395	—	395	—
Corporate	(4,978)	(2,364)	(16,572)	(3,947)
Total	$14,898	$(26,788)	$3,747	$(30,647)

	June 30, 2021	December 31, 2020
Assets	(dollars in thousands)
Arizona	$308,146	$268,141
California	451,051	409,705
Florida	95,371	—
Metro New York	124,246	120,168
Texas	19,068	—
Corporate	110,937	97,750
Total assets	$1,108,819	$895,764

Our Arizona segment recorded pretax income for the three and six months ended June 30, 2021 compared to a pretax loss in the comparable periods during 2020 primarily due to an increase in gross margins stemming from high demand which has allowed us to increase pricing.

Our California segment incurred pretax income for the three and six months ended June 30, 2021 due to significantly more home deliveries than the comparable periods in 2020 as shown below. This was partially due to strengthening market conditions in the current periods while the prior periods were impacted by COVID-19 related restrictions and delays. Additionally the California segment recorded real estate inventory impairments of $3.4 million in the three and six months ended June 30, 2020.

The Company began operations in the Florida and Texas segments in May 2021 following the acquisition of Vintage.

The Metro New York segment experienced a decrease in pretax loss for the three and six months ended June 30, 2021 as compared to the same prior periods, due to lower loss from unconsolidated joint venture at the LS-NJ Port Imperial JV LLC ("Avora") unconsolidated joint venture. This was primarily due to strengthening market conditions in the current periods while the prior periods were impacted by COVID-19 related delays and pricing pressure. Avora recorded an impairment charge of $27.1 million in the three and six months ended June 30, 2020 resulting in a $13.8 million loss on unconsolidated joint venture.

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

	Three Months Ended June 30,
	2021			2020			% Change
	Homes	Dollar Value	ASP	Homes	Dollar Value	ASP	Homes	Dollar Value	ASP
	(dollars in thousands)
Arizona	207	$69,672	$337	191	$53,298	$279	8%	31%	21%
California	144	141,541	983	46	41,760	908	213%	239%	8%
Florida	71	25,100	354	—	—	N/A	N/A	N/A	N/A
Metro New York	—	—	N/A	—	—	N/A	N/A	N/A	N/A
Texas	3	3,287	1,096	—	—	N/A	N/A	N/A	N/A
Total	425	$239,600	$564	237	$95,058	$401	79%	152%	41%

	Six Months Ended June 30,
	2021			2020			% Change
	Homes	Dollar Value	ASP	Homes	Dollar Value	ASP	Homes	Dollar Value	ASP
	(dollars in thousands)
Arizona	389	$129,344	$333	386	$106,352	$276	1%	22%	21%
California	263	236,634	900	121	125,001	1,033	117%	89%	(13)%
Florida	71	25,100	354	—	—	N/A	N/A	N/A	N/A
Metro New York	—	—	N/A	—	—	N/A	N/A	N/A	N/A
Texas	3	3,287	1,096	—	—	N/A	N/A	N/A	N/A
Total	726	$394,365	$543	507	$231,353	$456	43%	70%	19%

Our Arizona segment delivered 207 and 389 homes and generated $69.7 million and $129.3 million in home sales revenue for the three and six months ended June 30, 2021, respectively. The growth in home sales revenue was primarily attributable to an increase in ASP which increased 21% for the six months ended June 30, 2021 over the same period in 2020. The increase was primarily due to price appreciation in the Arizona market and a larger number of homes delivered in communities with higher-end products.

Our California segment delivered 144 and 263 homes and generated $141.5 million and $236.6 million in home sales revenue for the three and six months ended June 30, 2021, respectively, compared to 46 and 121 homes delivered with $41.8 million and $125.0 million in home sales revenue for the three and six months ended June 30, 2020. The year-over-year increase in deliveries and home sales revenue within our California segment for the three and six months ended June 30, 2021 was the result of strengthening market conditions, including strong demand and rising prices in the current period while the prior period was impacted by COVID-19 related restrictions and delays in the average construction period. The decrease in ASP was partially offset by a change in mix of homes delivered during the six months ended June 30, 2021 with a lower price point compared to the same period in 2020.

The Company began operations in the Florida and Texas segments in May 2021 following the acquisition of Vintage.

The Metro New York segment has not yet delivered any homes, other than those through unconsolidated joint ventures. Therefore, there are no home sale revenues or deliveries for the six months ended June 30, 2021 and 2020.

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

	Three Months Ended June 30,
	2021	%	2020	%
	(dollars in thousands)
Home sales revenue	$239,600	100.0%	$95,058	100.0%
Cost of home sales	198,987	83.0%	89,321	94.0%
Home sales gross margin	40,613	17.0%	5,737	6.0%
Add: Interest in cost of home sales	11,276	4.7%	5,389	5.7%
Add: Inventory impairments	—	—%	3,413	3.6%
Adjusted home sales gross margin excluding interest and inventory impairments (1)	51,889	21.7%	14,539	15.3%
Add: Purchase price accounting for acquired inventory	4,328	1.8%	2,794	2.9%
Adjusted home sales gross margin excluding interest, inventory impairments, and purchase price accounting for acquired inventory (1)	$56,217	23.5%	$17,333	18.2%

	Six Months Ended June 30,
	2021	%	2020	%
	(dollars in thousands)
Home sales revenue	$394,365	100.0%	$231,353	100.0%
Cost of home sales	335,828	85.2%	208,889	90.3%
Home sales gross margin	58,537	14.8%	22,464	9.7%
Add: Interest in cost of home sales	18,289	4.6%	12,700	5.5%
Add: Inventory impairments	—	—%	3,413	1.5%
Adjusted home sales gross margin excluding interest and inventory impairments (1)	76,826	19.5%	38,577	16.7%
Add: Purchase price accounting for acquired inventory	7,129	1.8%	5,579	2.4%
Adjusted home sales gross margin excluding interest, inventory impairments, and purchase price accounting for acquired inventory (1)	$83,955	21.3%	$44,156	19.1%
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

Home sales gross margin increased 11.0% and 5.1% for the three and six months ended June 30, 2021, respectively, compared to the corresponding periods in 2020 primarily due to price appreciation and an impairment charge of $3.4 million recorded in 2020. Adjusted home sales gross margin excluding interest, inventory impairments, and purchase price accounting for acquired inventory increased 5.3% and 2.2% for the three and six months ended June 30, 2021, primarily due to price appreciation and an increase in gross margins within our California segment, partially offset by higher costs.

Lot Sales and Other Revenue

Lot sales and other revenue and gross margin can vary significantly between reporting periods based on (1) the number of lots sold, and (2) the percentage of completion related to the development activities required as part of the lot sales and other contracts. For the three and six months ended June 30, 2021 we recognized $10.7 million and $16.3 million, respectively, of lot sales and other revenue from the sale of lots in our Arizona, Florida and Texas segments and the subsequent development of the lots and homes under contract. For the three and six months ended June 30, 2020, we did not have any lot sales or revenue from lot sales and other contracts.

Sales, Marketing, and General and Administrative Expenses

	Three Months Ended June 30,		As a Percentage of Home Sales
	2021	2020	2021	2020
	(dollars in thousands)
Sales and marketing expenses	$12,650	$7,982	5.3%	8.4%
General and administrative expenses	13,935	9,934	5.8%	10.5%
Total sales, marketing, and G&A expenses	$26,585	$17,916	11.1%	18.9%

	Six Months Ended June 30,		As a Percentage of Home Sales
	2021	2020	2021	2020
	(dollars in thousands)
Sales and marketing expenses	$22,581	$17,618	5.7%	7.6%
General and administrative expenses	28,921	19,950	7.3%	8.6%
Total sales, marketing, and G&A expenses	$51,502	$37,568	13.0%	16.2%

For the three and six months ended June 30, 2021, the sales, marketing, and general and administrative ("SG&A") expense rate as a percentage of home sales revenue was 11.1% and 13.0%, respectively, a decrease of 7.8% and 3.2%, respectively, from the prior periods due to the increase in home sales revenue during the current periods. The increase in total SG&A expenses was primarily due to higher closing costs due to the increase in home deliveries. $4.2 million of transaction related expenses related to the Merger were incurred in the six months ended June 30, 2021, and the Vintage acquisition and other potential acquisitions, along with an increase in SG&A expenses related to being a publicly traded company also drove the increase in the both the three and six months ended June 30, 2021.

Net New Home Orders, Dollar Value of Orders, and Monthly Absorption Rates

Changes in the dollar value of net new orders are impacted by changes in the number of net new orders and the ASP of those homes. Monthly Absorption Rate is calculated as total net new orders per period, divided by the average active communities during the period, divided by the number of months per period.

	Three Months Ended June 30,
	2021				2020				% Change
	Homes	Dollar Value	ASP	Monthly Absorption Rate	Homes	Dollar Value	ASP	Monthly Absorption Rate	Homes	Dollar Value	ASP	Monthly Absorption Rate
	(dollars in thousands)
Arizona	150	$60,267	$402	4.3	327	$99,223	$303	5.5	(54%)	(39%)	33%	(22%)
California	137	120,151	877	4.2	132	107,756	816	3.7	4%	12%	7%	14%
Florida(1)	47	21,687	461	2.2	—	—	N/A	—	N/A	N/A	N/A	N/A
Metro New York	5	13,298	2,660	2.4	—	—	N/A	—	N/A	N/A	N/A	N/A
Texas(1)	(9)	(8,071)	897	(4.5)	—	—	N/A	—	N/A	N/A	N/A	N/A
Total	330	$207,332	$628	3.5	459	$206,979	$451	4.8	(28%)	—%	39%	(27%)
(1)    Monthly absorption rates for Florida and Texas in 2021 are based on two months, for the time subsequent to the acquisition of Vintage in May 2021.

	Six Months Ended June 30,
	2021				2020				% Change
	Homes	Dollar Value	ASP	Monthly Absorption Rate	Homes	Dollar Value	ASP	Monthly Absorption Rate	Homes	Dollar Value	ASP	Monthly Absorption Rate
	(dollars in thousands)
Arizona	433	$165,985	$383	5.4	717	$209,941	$293	6.0	(40%)	(21%)	31%	(10%)
California	280	272,537	973	4.1	255	244,020	957	3.9	10%	12%	2%	5%
Florida(1)	47	21,687	461	2.2	—	—	N/A	—	N/A	N/A	N/A	N/A
Metro New York	5	13,298	2,660	2.8	—	—	N/A	—	N/A	N/A	N/A	N/A
Texas(1)	(9)	(8,071)	897	(4.5)	—	—	N/A	—	N/A	N/A	N/A	N/A
Total	756	$465,436	$616	4.3	972	$453,961	$467	5.3	(22%)	3%	32%	(19%)
(1)    Monthly absorption rates for Florida and Texas in 2021 are based on two months, for the time subsequent to the acquisition of Vintage in May 2021.

For the three and six months ended June 30, 2021, the decrease in net new orders and dollar value in Arizona is primarily due to a decrease in the number of active selling communities. In certain circumstances we may also delay entering into sales contracts to allow for constraints in our production processes due to labor and material shortages for homes currently under construction. The decrease in the dollar value of net new home orders was partially offset by a 31% increase in ASP during the six months ended June 30, 2021 compared to the same period in 2020, primarily due to price appreciation in the Arizona market and a larger number of homes delivered in communities with higher-end products.

For the three and six months ended June 30, 2021, the increase in net new orders in California was primarily due to an increase in the number of active communities and home inventory shortages across the segment.

The Company began operations in the Florida and Texas segments in May 2021 following the acquisition of Vintage. Our Texas segment had nine cancellations due to older sales contracts that did not reflect current costs.

The Metro New York segment began selling homes during the three and six months ended June 30, 2021 at its one active community.

Average Selling Communities

Average Selling Communities is the sum of communities actively selling homes each month, divided by the total months in the calculation period.

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	% Change	2020	2021	% Change	2020
Arizona	11.7	(42%)	20.0	13.3	(34%)	20.0
California	11.0	(8%)	12.0	11.5	6%	10.8
Florida(1)	10.5	N/A	—	10.5	N/A	—
Metro New York(2)	0.7	N/A	—	0.3	N/A	—
Texas(1)	1.0	N/A	—	1.0	N/A	—
Total	31.0	(3%)	32.0	29.0	(6%)	30.8
(1)    Average selling communities calculations for Florida and Texas in 2021 are based on two months, for the time subsequent to the acquisition of Vintage in May 2021.
(2)    Metro New York began selling at one community in May 2021.

Backlog

Backlog reflects the number of homes, net of cancellations, for which we have entered into a sales contract with a customer but have not yet delivered the home.

	June 30, 2021			June 30, 2020			% Change
	Homes	Dollar Value	ASP	Homes	Dollar Value	ASP	Homes	Dollar Value	ASP
	(dollars in thousands)
Arizona	552	$209,573	$380	660	$190,791	$289	(16)%	10%	31%
California	259	252,314	974	196	185,523	947	32%	36%	3%
Florida(1)	353	135,070	383	—	—	N/A	N/A	N/A	N/A
Metro New York	5	13,298	2,660	—	—	N/A	N/A	N/A	N/A
Texas(2)	28	19,960	713	—	—	N/A	N/A	N/A	N/A
Total	1,197	$630,215	$526	856	$376,314	$440	40%	67%	20%
(1)    Florida includes backlog acquired in the Vintage acquisition of 377 homes with a value of $138,483 thousand.
(2)    Texas includes backlog acquired in the Vintage acquisition of 40 homes with a value of $31,318 thousand.

The increase in the number of backlog homes and value as of June 30, 2021 as compared to June 30, 2020 is primarily attributable to a greater number of home orders in the California segment from newer entry-level communities that sold at a much faster pace and the Vintage acquisition. Additionally, the Metro New York segment began sales in the May of 2021. The offsetting decrease in the number of backlog homes in Arizona and the increase in value and ASP coincides with the net new home orders for the three and six months ended June 30, 2021.

Lots Owned or Controlled

The table below summarizes the lots owned or controlled by reportable segment as of the dates presented. Lots controlled includes lots where we have placed a deposit and have a signed purchase contract or rolling option contract.

	June 30, 2021			December 31, 2020
	Lots Owned	Lots Controlled	Total	Lots Owned	Lots Controlled	Total	% Change
Arizona	3,425	1,167	4,592	3,094	1,770	4,864	(6%)
California	1,053	1,210	2,263	1,104	662	1,766	28%
Florida	685	902	1,587	—	—	—	N/A
Metro New York	50	—	50	50	—	50	—%
Texas	57	7	64	—	—	—	N/A
Total	5,270	3,286	8,556	4,248	2,432	6,680	28%

The total lots owned and controlled at June 30, 2021 increased 28% from December 31, 2020, primarily due to the acquisition of Vintage, which added approximately 1,800 lots owned and controlled.

Equity in Net Income (Loss) of Unconsolidated Joint Ventures

As of June 30, 2021 and December 31, 2020, we held membership interests in two unconsolidated joint ventures related to homebuilding activities, both of which are part of the Metro New York segment. As of June 30, 2021, one of the joint ventures, Avora, had active homebuilding activities with orders and deliveries, while the other LS-Boston Point LLC ("Boston Point") was effectively closed out with only customary post-closing, warranty-related activities remaining.

Our share of joint venture income for the three and six months ended June 30, 2021 was $0.7 million and $0.6 million, respectively, compared to losses of $13.9 million and $15.6 million for the three and six months ended June 30, 2020. The Company's joint venture losses in 2020 were due to an impairment charge of $27.1 million in the three and six months ended June 30, 2020 related to slowing deliveries during COVID-19, increased competition from neighboring communities, and weaker pricing than expected.

The following sets forth supplemental operational and financial information about the unconsolidated joint ventures. Such information is not included directly in the financial statements, but is reflected in the results as a component of equity in net (loss) income of unconsolidated joint ventures. This data is included for informational purposes only.

	Six Months Ended June 30,
	2021	2020
Unconsolidated Joint Ventures Operational Data	(dollars in thousands)
Net new home orders	21	14
New homes delivered	22	18
Selling communities at end of period	1	1
Backlog (dollar value)	$4,626	$1,226
Backlog (homes)	3	2
Units owned and controlled	17	54

Provision (Benefit) for Income Taxes

The provision (benefit) for income taxes for the six months ended June 30, 2021 was a provision of $0.2 million, as compared to a benefit of $7.7 million for the six months ended June 30, 2020. The effective tax rate for the six months ended June 30, 2021 was 4.9%, as compared to 25.2% for the six months ended June 30, 2020. The difference between the statutory tax rate and the effective tax rate for the six months ended June 30, 2021 is primarily related to state income taxes net of federal income tax benefits, estimated deduction limitations for executive compensation, warrant fair market value adjustments, the gain on forgiveness of the PPP loan, and tax credits for energy efficient homes. The difference between the statutory tax rate and the effective tax rate for the six months ended June 30, 2020 is primarily related to state income taxes net of federal income tax benefits and tax credits for energy efficient homes.

Other income (expense), net

Other income (expense), net for the three and six months ended June 30, 2021 reflects the $4.3 million gain on our Paycheck Protection Program ("PPP") loan forgiveness partially offset by other expenses.

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

Warrant liability—The Company has Private Placement Warrants outstanding presented on the consolidated balance sheets as a liability recorded at fair value with subsequent changes in fair value recognized in the consolidated statement of operations at each reporting date. Each Private Placement Warrant is exercisable at $11.50 into one share of common stock. The Private Placement Warrants will expire five years after the completion of the Merger or earlier upon redemption or liquidation. Refer to Note 16 - Stockholders' Equity for additional information on the Private Placement Warrants. The Private Placement Warrants are recorded at fair value each reporting period with the change in fair value between periods recorded as a gain (loss) on remeasurement of the warrant liability in the accompanying consolidated statements of operations. The fair value is determined by a Black-Scholes options pricing model which includes Level 3 inputs which are discussed in Note 14 - Fair Value.

Liquidity and Capital Resources

Overview

As of June 30, 2021, we had $147.3 million of cash, cash equivalents, and restricted cash, a $37.2 million increase from December 31, 2020, primarily due to $64.4 million of net cash received in the Merger, an increase in net debt borrowings of $98.3 million, and $10.4 million received through distributions from an unconsolidated joint venture. These receipts were partially offset by an increase in real estate inventories of $94.6 million and payment of $54.6 million for the Vintage acquisition.

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

We intend to utilize debt as part of our ongoing financial strategy, coupled with redeployment of cash flows from operations to finance our business. As of June 30, 2021, we had outstanding borrowings of $398.0 million in aggregate principal, excluding deferred loan costs. We will consider a number of factors when evaluating our level of indebtedness and when making decisions regarding the incurrence of new indebtedness, including the purchase price of assets to be acquired with debt financing, the market value of our assets and the ability of particular assets, and our business as a whole, to generate cash flow to cover the expected debt service. In addition, our credit facilities contain certain financial covenants, among others, that limit the amount of leverage we can maintain, and minimum tangible net worth and liquidity requirements.

We believe that we will be able to fund our current and foreseeable liquidity needs with our cash on hand, cash generated from operations, and cash expected to be available from our credit facilities or through accessing debt or equity capital as needed.

Credit Facilities

The Company has a secured line of credit ("LOC") with total commitments of $195.0 million and a maturity date of February 2024. The LOC has a variable interest rate of Prime plus 1.25% with a floor of 5.25%. As of June 30, 2021, the interest rate was 5.25%. As of June 30, 2021, the total available amount under the credit facility based on the collateral within the LOC was $165.1 million, of which there was $114.5 million outstanding, compared to $65.5 million outstanding as of December 31, 2020.

In connection with the acquisition of GWH, the Company entered into an additional $75.0 million line of credit ("LOC2") with a bank, that was later expanded to $150.0 million. On the date of acquisition, the Company drew $70.0 million from the LOC2. The LOC2 has an interest rate of Prime plus 1.00% with a floor of 5.00% and matures in January 2024. As of June 30, 2021, the total available amount under the LOC2 based on the borrowing base was $150.0 million, of which there was $128.1 million outstanding, compared to $74.6 million outstanding as of December 31, 2020.

We had a total of $107.3 million in project specific construction, secured loan agreements ("Construction Loans") outstanding as of June 30, 2021 with various banks, and maturity dates extending from February 2022 to March 2024. The maturity dates of the Construction Loans generally coincide with the estimated completion dates of the underlying communities and collateral. The Construction Loans have variable interest rates based on Prime or LIBOR and as of June 30, 2021, ranged from 4.00% to 5.50%. In 2018, the Company assumed two loans from a third-party land seller in connection with the acquisition of real estate inventories. Both loans have a variable interest rate of LIBOR plus 6.50% with a floor of 8.25%. As of June 30, 2021, the interest rate on both loans was 8.25%. Additionally, we have certain construction loans sourced from EB-5 investors with maturity dates ranging from June 2023 to May 2024 that are also generally tied to the estimated completion dates of the associated communities to which they benefit. As of June 30, 2021, the loans have fixed interest rates of 5.30% to 6.00%.

We received a PPP loan during the second quarter of 2020 in the amount of $4.3 million. We received a notice of forgiveness of the PPP loan in June 2021. The forgiveness was recorded as other income in the consolidated statements of operations of the Company.

Letters of Credit and Performance Bonds

In the normal course of business, we post letters of credit and performance bonds related to the land development performance obligations with local municipalities. As of June 30, 2021 and December 31, 2020, we had $97.6 million and $78.0 million, respectively, in performance bonds issued and outstanding. Although significant development and construction activities have been completed related to the improvements at these sites, the letters of credit and performance bonds are generally not released until all development and construction activities are completed.

Financial Covenants

Our loans have certain financial covenants, including requirements for us to maintain a minimum liquidity balance, minimum tangible net worth, gross profit margin, leverage and interest coverage ratios. See the table below for the covenant calculations.

	June 30, 2021		December 31, 2020
Financial Covenants	Actual	Covenant Requirement	Actual	Covenant Requirement
	(dollars in thousands)		(dollars in thousands)
Minimum Liquidity Covenant	$147,287	$40,000	$105,778	$40,000
Interest Coverage Ratio - EBITDA to Interest Incurred (¹)	3.2	1.5	2.4	1.0
Tangible Net Worth	$542,932	$189,832	$588,702	$189,832
Maximum Leverage Ratio (²)	41.9%	<65%	34.3%	<75%
Annual Gross Margin (3)	N/A	N/A	12.9%	11.0%
Annual Net Margin (3)	N/A	N/A	4.8%	3.5%
(1)     Calculation is based on Adjusted EBITDA.
(2)     Calculation is consolidated debt divided by total capitalization excluding the effects of goodwill.
(3)     Calculation is N/A as of June 30, 2021 as these covenant requirements are only on an annual basis.

The loan agreements also contain certain restrictive covenants, including limitations on incurrence of other indebtedness, liens, dividends and other distributions, asset dispositions, investments, and limitations on fundamental changes. The agreements contain customary events of default, subject to cure periods in certain circumstances, that would result in the termination of the commitments and permit the lender to accelerate payment on outstanding borrowings. These events of default include nonpayment of principal, interest and fees or other amounts; violation of covenants; inaccuracy of representations and warranties; cross default to certain other indebtedness; unpaid judgments; change in control; and certain bankruptcy and other insolvency events. As of June 30, 2021, we were in compliance with all required covenants.

Cash Flows—Six Months Ending June 30, 2021 Compared to the Six Months Ending June 30, 2020

For the six months ended June 30, 2021 and 2020, the comparison of cash flows is as follows:

•Net cash used in operating activities was $86.1 million during the six months ended June 30, 2021 compared to $74.6 million used during the same period in 2020. The change in net cash used was primarily due to an increase in spending on real estate inventories of $94.6 million compared to $67.9 million in the same period in 2020, which was the result of additional land acquisitions and higher construction costs during the period related to a higher number of active communities. This increased spending on real estate inventories was partially offset by an increase in accounts payable at the end of the period.

•Net cash used in investing activities was $34.9 million during the six months ended June 30, 2021, compared to $129.6 million cash used during the same period in 2020. This difference was primarily related to the size of our acquisitions in the comparable periods. Payments for the acquisition of Vintage during the six months ended June 30, 2021, net of cash received, was $44.5 million while payments for the acquisition of GWH during the six months ended June 30, 2020, net of cash was $128.5 million.

•Net cash provided by financing activities was $158.2 million during the six months ended June 30, 2021, compared to $127.9 million during the same period in 2020. The increase was largely due to net proceeds of $64.4 million from the Merger which consisted of cash proceeds of $100.7 million less cash paid to the public warrant holders to amend the public warrants of $28.7 million and $7.5 million paid for offering related costs. Cash from the Merger was also used to pay off a convertible note of $1.5 million assumed in the Merger. Additionally, there were net borrowings from notes and other debts payable of $98.3 million for the six months ended June 30, 2021. Net cash provided by financing activities for the six months ended June 30, 2020 was primarily due to net borrowings from notes and other debts payable of $152.0 million stemming from the acquisition of GWH.

Off-Balance Sheet Arrangements

Option Contracts

In the ordinary course of business, we enter into land purchase contracts in order to procure lots for the construction of homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require a cash deposit, and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers and others as a method of acquiring land in staged takedowns, to help manage the financial and market risk associated with land holdings, and to reduce the use of funds from financing sources. Option contracts generally require payment of a non-refundable deposit for the right to acquire lots over a specified period of time at pre-determined prices. Our obligations with respect to purchase contracts and option contracts are generally limited to the forfeiture of the related non-refundable cash deposits. As of June 30, 2021, we had outstanding purchase and option contracts totaling $386.6 million, and had $55.2 million of related cash deposits pertaining to these contracts.

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

Contractual Obligations

The contractual obligations as of June 30, 2021 were as follows:

	Payments due by Periods
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
	(dollars in thousands)
Long-term debt maturities (1)	$397,980	$21	$122,872	$275,087	$—
Operating leases (2)	8,057	896	3,437	2,479	1,245
Land option and purchase contracts (3)	386,608	82,351	277,229	27,028	—
Total contractual obligations	$792,645	$83,268	$403,538	$304,594	$1,245
(1)     Principal payments in accordance with the LOC, LOC2, Construction Loans, and other loans payable.
(2)     Operating lease obligations do not include payments to property owners covering common area maintenance charges.
(3)     Includes the remaining purchase price for all land option and purchase contracts, net of deposits, as of June 30, 2021.

We are subject to certain obligations associated with entering into contracts (including land purchase contracts) for the purchase, development, and sale of real estate in the routine conduct of business. Option contracts for the purchase of land enable us to defer acquiring portions of properties owned by third parties until the Company has determined whether to exercise its option, which may serve to reduce its financial risks associated with long-term land holdings. As of June 30, 2021, the Company had $55.2 million of deposits, of which $0.6 million are refundable. We expect to acquire the majority of such land within the next four years. The Company's performance, including the timing and amount of purchase, if any, on the remaining purchase and option contracts is subject to change.

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

See table below reconciling this non-GAAP measure to the ratio of debt to capital.

	June 30, 2021	December 31, 2020
	(dollars in thousands)
Total notes and other debts payable, net	$391,844	$264,809
Total equity	567,541	529,486
Total capital	$959,385	$794,295
Ratio of debt to capital	40.8%	33.3%

Total notes and other debts payable, net	$391,844	$264,809
Less: cash, cash equivalents and restricted cash	147,287	110,048
Net debt	244,557	154,761
Total equity	567,541	529,486
Net capital	$812,098	$684,247
Ratio of net debt to net capital	30.1%	22.6%

EBITDA and Adjusted EBITDA

The following table presents EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2021 and 2020. Adjusted EBITDA is a non-GAAP financial measure used by management in evaluating operating performance. We define Adjusted EBITDA as net income before (i) income tax expense (benefit), (ii) interest expenses, (iii) depreciation and amortization, (iv) inventory impairments, (v) purchase accounting adjustments for acquired work in process inventory related to business combinations, (vi) (gain) loss on debt extinguishment, (vii) transaction costs related to the Merger and business combinations, (viii) the impact of income or loss allocations from our unconsolidated joint ventures, (ix) gain on forgiveness of PPP loan, and (x) gain (loss) on remeasurement of warrant liability. We believe Adjusted EBITDA provides an indicator of general economic performance that is not affected by fluctuations in interest, effective tax rates, levels of depreciation and amortization, and items considered to be non-recurring. The economic activity related to our unconsolidated joint ventures is not core to our operations and is the reason we have excluded those amounts. Accordingly, we believe this measure is useful for comparing our core operating performance from period to period. Our presentation of Adjusted EBITDA should not be considered as an indication that our future results will be unaffected by unusual or non-recurring items.

	Three Months Ended June 30,
	2021	2020
	(dollars in thousands)
Net income (loss)	$10,650	$(20,292)
Provision (benefit) for income taxes	4,248	(6,496)
Interest in cost of sales	11,299	5,389
Interest relieved to equity in net loss (income) of unconsolidated joint ventures	422	352
Interest expense	10	—
Depreciation and amortization expense	1,039	969
EBITDA	27,668	(20,078)
Inventory impairments	—	3,413
Purchase price accounting in cost of home sales	4,328	2,794
Transaction costs	637	71
Equity in net (income) loss of unconsolidated joint ventures, net of interest	(1,089)	13,518
Gain on PPP loan forgiveness	(4,266)	—
Loss on remeasurement of warrant liability	5,335	—
Adjusted EBITDA	$32,613	$(282)

	Six Months Ended June 30,
	2021	2020
	(dollars in thousands)
Net income (loss)	$3,564	$(22,916)
Provision (benefit) for income taxes	183	(7,731)
Interest in cost of sales	18,366	12,700
Interest relieved to equity in net loss (income) of unconsolidated joint ventures	775	634
Interest expense	21	11
Depreciation and amortization expense	1,953	1,785
EBITDA	24,862	(15,517)
Inventory impairments	—	3,413
Purchase price accounting in cost of home sales	7,129	5,579
Transaction costs	4,164	475
Equity in net (income) loss of unconsolidated joint ventures, net of interest	(1,421)	14,979
Gain on PPP loan forgiveness	(4,266)	—
Loss on remeasurement of warrant liability	10,285	—
Less: Imputed interest in cost of sales (1)	—	(388)
Adjusted EBITDA	$40,753	$8,541
(1)     Imputed interest related to a land banking transaction that was treated as a product financing arrangement.

Adjusted Net Income

Adjusted Net Income to LHC is a non-GAAP financial measure that we believe is useful to management, investors and other users of our financial information in evaluating our operating results and understanding our operating results without the effect of certain expenses that were historically pushed down by our parent company and other non-recurring items. We believe excluding these items provides a more comparable assessment of our financial results from period to period. Adjusted Net Income to LHC is calculated by excluding the effects of related party interest that was pushed down by our parent company, purchase accounting adjustments for acquired work in process inventory related to business combinations, the impact from our unconsolidated joint ventures, merger related transaction costs, gain on forgiveness of PPP loan, and gain (loss) on remeasurement of warrant liability, and tax-effected using a blended statutory tax rate. The economic activity related to our unconsolidated joint ventures is not core to our operations and is the reason we have excluded those amounts. We also adjust for the expense of related party interest pushed down from our parent company as we have no obligation to repay the debt and related interest.

	Three Months Ended June 30,
	2021	2020
	(dollars in thousands)
Net income (loss) attributable to Landsea Homes Corporation	$10,664	$(20,270)

Inventory impairments	—	3,413
Previously capitalized related party interest included in cost of sales	4,340	1,694
Equity in net (income) loss of unconsolidated joint ventures	(667)	13,870
Purchase price accounting for acquired inventory	4,328	2,794
Gain on PPP loan forgiveness	(4,266)	—
Loss on remeasurement of warrant liability	5,335	—
Total adjustments	9,070	21,771
Tax-effected adjustments (1)	6,870	16,492
Adjusted net income attributable to Landsea Homes Corporation	$17,534	$(3,778)
(1)    Our tax-effected adjustments are based on our federal rate and a blended state rate adjusted for certain discrete items.

	Six Months Ended June 30,
	2021	2020
	(dollars in thousands)
Net income (loss) attributable to Landsea Homes Corporation	$3,590	$(22,806)

Inventory impairments	—	3,413
Previously capitalized related party interest included in cost of sales	7,242	4,540
Equity in net (income) loss of unconsolidated joint ventures	(646)	15,613
Purchase price accounting for acquired inventory	7,129	5,579
Merger related transaction costs	2,656	—
Gain on PPP loan forgiveness	(4,266)	—
Loss on remeasurement of warrant liability	10,285	—
Total adjustments	22,400	29,145
Tax-effected adjustments (1)	17,895	21,793
Adjusted net income attributable to Landsea Homes Corporation	$21,485	$(1,013)
(1)    Our tax-effected adjustments are based on our federal rate and a blended state rate adjusted for certain discrete items.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Due to the nature of homebuilding and our business we are exposed to market risks in the ordinary course of our business, including the effects of interest rate changes and inflation as described below. We are also exposed to market risk from fluctuations in our stock prices and related characteristics, which impact the fair value of our warrant liability.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") that are designed to ensure that information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal accounting officer or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

As of June 30, 2021, management, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of such date due to material weaknesses in internal control over financial reporting as described under the section Material Weakness in Internal Control Over Financial Reporting below.

Based upon SEC staff guidance, an assessment of internal controls over financial reporting of a recently acquired business may be excluded from management's evaluation of disclosure controls and procedures for up to a year from the date of acquisition. We excluded Vintage Estate Homes from our assessment of disclosure controls and procedures as of June 30, 2021 because it was acquired by the Company in a purchase business combination during Q2 2021. The elements of the acquired business’ internal controls over financial reporting that have been excluded represent less than 1% of our total assets, at June 30, 2021 and 15% of our total revenue for the three months ended June 30, 2021 and 9% of our total revenue for the six months ended June 30, 2021.

Material Weakness in Internal Control Over Financial Reporting

As previously disclosed in “Part II. Item 9A. Controls and Procedures” in our Annual Report on Form 10-K/A for the year ended December 31, 2020, during the quarter ended June 30, 2021, we identified the material weakness in our internal control over financial reporting described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. We did not design and maintain effective controls over the accounting for warrants issued in connection with the initial public offering of LF Capital and assumed by us in the Merger.

Remediation Efforts

Management has redesigned the existing control that resulted in the material weakness. In redesigning the control, management has implemented a specific control activity to include a review of the accounting for warrants by the Corporate Controller, in consultation with third party experts.

Although we have redesigned the control as described above, the control has not been in place and has not operated for a sufficient period of time as of June 30, 2021 to demonstrate the material weakness has been remediated.

Changes in Internal Control over Financial Reporting

As described above under Remediation Efforts, there were changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to various legal and regulatory actions that arise from time to time and may be subject to similar or other claims in the future. In addition, we are currently involved in various other legal actions and proceedings. We are currently unable to estimate the likelihood of an unfavorable result in any such proceeding that would not be covered by insurance and could have a material adverse effect on our results of operations, financial position, or liquidity.

Item 1A. Risk Factors

There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2020 that was filed with the SEC on July 6, 2021 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 that was filed with the SEC on May 17, 2021.

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
4.1
First Amendment to the Warrant Agreement, dated January 7, 2021, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on January 13, 2021)

10.1^
Landsea Homes Corporation Executive Cash Incentive Plan, effective as of January 1, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2021)

10.2+
Membership Interest Purchase Agreement, dated April 27, 2021, by and among Landsea Homes Corporation, Landsea Homes US Corporation, Mercedes Premier Homes, LLC, and the individual selling parties named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 27, 2021).

10.3^
Form of Grant Notice for Performance Share Unit Award and Standard Terms and Conditions for Performance Share Units (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 17, 2021)

31.1*	Certification of John Ho, Chief Executive Officer of Landsea Homes Corporation, pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934
31.2*	Certification of John Ho, Interim Chief Financial Officer of Landsea Homes Corporation, pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934
32.1**	Certification of John Ho, Chief Executive Officer and Interim Chief Financial Officer of Landsea Homes Corporation, pursuant to 18 U.S.C. Section 1350
101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020; (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2021 and 2020, (iii) Consolidated Statements of Equity for the three and six months ended June 30, 2021 and 2020; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020 and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
104	The Cover page from the Company’s Quarterly Report on Form 10-Q for the six months ended June 30, 2021, formatted in Inline XBRL (included as Exhibit 101).

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

Landsea Homes Corporation

Date: August 12, 2021	By:	/s/ John Ho
John Ho
Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive Officer)

Date: August 12, 2021	By:	/s/ Trent Schreiner
Trent Schreiner
Chief Accounting Officer
(Principal Accounting Officer)