Form 10-Q
period 2021-09-30
Landsea Homes Corp
filed 2021-11-15
CIK 1721386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR
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

As of November 10, 2021, 46,281,091 Class A common stock, par value $0.0001 per share, were issued and outstanding.

Landsea Homes Corporation
Form 10-Q Index
For the Nine Months Ended September 30, 2021

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Landsea Homes Corporation
Consolidated Balance Sheets - (Unaudited)
(in thousands, except share and per share amounts)

	September 30, 2021	December 31, 2020
Assets
Cash and cash equivalents	$82,360	$105,778
Cash held in escrow	14,538	11,618
Restricted cash	—	4,270
Real estate inventories (including related party interest of $9,091 and $18,721, respectively)	907,937	687,819
Due from affiliates	4,151	2,663
Investment in and advances to unconsolidated joint ventures (including related party interest of $278 and $1,320, respectively)	4,301	21,342
Goodwill	24,457	20,705
Other assets	35,367	41,569
Total assets	$1,073,111	$895,764

Liabilities
Accounts payable	$55,345	$36,243
Accrued expenses and other liabilities	59,603	62,869
Due to affiliates	2,358	2,357
Warrant liability	14,520	—
Notes and other debts payable, net	361,735	264,809
Total liabilities	493,561	366,278

Commitments and contingencies

Equity
Stockholders' equity:
Preferred stock, $0.0001 par value, 50,000,000 shares authorized, none issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized, 46,281,091 and 32,557,303 issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	5	3
Additional paid-in capital	531,887	496,171
Retained earnings	46,398	32,011
Total stockholders' equity	578,290	528,185
Noncontrolling interests	1,260	1,301
Total equity	579,550	529,486
Total liabilities and equity	$1,073,111	$895,764
See accompanying notes to the consolidated financial statements.

Landsea Homes Corporation
Consolidated Statements of Operations - (Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue
Home sales	$208,916	$218,517	$603,281	$449,870
Lot sales and other	5,213	—	21,541	—
Total revenue	214,129	218,517	624,822	449,870

Cost of sales
Home sales (including related party interest of $2,571, $4,113, $9,813 and $8,653, respectively)	175,349	188,724	511,177	394,200
Inventory impairments	—	—	—	3,413
Lot sales and other	3,419	—	16,929	—
Total cost of sales	178,768	188,724	528,106	397,613

Gross margin
Home sales	33,567	29,793	92,104	52,257
Lot sales and other	1,794	—	4,612	—
Total gross margin	35,361	29,793	96,716	52,257

Sales and marketing expenses	12,299	13,905	34,880	31,523
General and administrative expenses	16,905	11,382	45,826	31,332
Total operating expenses	29,204	25,287	80,706	62,855

Income (loss) from operations	6,157	4,506	16,010	(10,598)

Other income, net	394	277	3,927	347
Equity in net income (loss) of unconsolidated joint ventures (including related party interest of $278, $278, $1,042 and $903, respectively)	168	(616)	814	(16,229)
Gain (loss) on remeasurement of warrant liability	7,040	—	(3,245)	—
Pretax income (loss)	13,759	4,167	17,506	(26,480)

Provision (benefit) for income taxes	2,977	993	3,160	(6,738)

Net income (loss)	10,782	3,174	14,346	(19,742)
Net loss attributable to noncontrolling interests	(15)	(10)	(41)	(120)
Net income (loss) attributable to Landsea Homes Corporation	$10,797	$3,184	$14,387	$(19,622)

Income (loss) per share:
Basic	$0.23	$0.10	$0.31	$(0.60)
Diluted	$0.23	$0.10	$0.31	$(0.60)

Weighted average common shares outstanding:
Basic	45,281,091	32,557,303	45,077,015	32,557,303
Diluted	45,329,891	32,557,303	45,146,552	32,557,303
See accompanying notes to the consolidated financial statements.

Landsea Homes Corporation
Consolidated Statements of Equity - (Unaudited)
(in thousands, except shares)

	Common Stock
	Shares	Amount	Additional paid-in capital	Retained earnings	Noncontrolling interests	Total stockholders' equity
Balance at June 30, 2021	46,281,091	$5	$530,660	$35,601	$1,275	$567,541
Stock-based compensation expense	—	—	1,227	—	—	1,227
Net income (loss)	—	—	—	10,797	(15)	10,782
Balance at September 30, 2021	46,281,091	$5	$531,887	$46,398	$1,260	$579,550

	Common Stock
	Shares	Amount	Additional paid-in capital	Retained earnings	Noncontrolling interests	Total stockholders' equity
Balance at December 31, 2020	1,000	$—	$496,174	$32,011	$1,301	$529,486
Retroactive application of recapitalization	32,556,303	3	(3)	—	—	—
Adjusted balance, beginning of period	32,557,303	$3	$496,171	$32,011	$1,301	$529,486
Recapitalization transaction, net of fees and deferred taxes	13,673,722	2	31,660	—	—	31,662
Vesting of restricted stock units	50,066	—	—	—	—	—
Stock-based compensation expense	—	—	4,056	—	—	4,056
Net income (loss)	—	—	—	14,387	(41)	14,346
Balance at September 30, 2021	46,281,091	$5	$531,887	$46,398	$1,260	$579,550

	Common Stock
	Shares	Amount	Additional paid-in capital	Retained earnings	Noncontrolling interests	Total stockholders' equity
Balance at June 30, 2020	1,000	$—	$490,992	$18,156	$1,313	$510,461
Retroactive application of recapitalization	32,556,303	3	(3)	—	—	—
Adjusted balance, beginning of period	32,557,303	$3	$490,989	$18,156	$1,313	$510,461
Net income (loss)	—	—	—	3,184	(10)	3,174
Net transfers to parent	—	—	2,754	—	—	2,754
Balance at September 30, 2020	32,557,303	$3	$493,743	$21,340	$1,303	$516,389

See accompanying notes to the consolidated financial statements.

Landsea Homes Corporation
Consolidated Statements of Equity - (Unaudited)
(in thousands, except shares)

	Common Stock
	Shares	Amount	Additional paid-in capital	Retained earnings	Noncontrolling interests	Total stockholders' equity
Balance at December 31, 2019	1,000	$—	$524,516	$40,962	$17,892	$583,370
Retroactive application of recapitalization	32,556,303	3	(3)	—	—	—
Adjusted balance, beginning of period	32,557,303	$3	$524,513	$40,962	$17,892	$583,370
Contributions from noncontrolling interests	—	—	—	—	187	187
Distributions to noncontrolling interests	—	—	—	—	(15,414)	(15,414)
Net loss	—	—	—	(19,622)	(120)	(19,742)
Net transfers to parent	—	—	(30,770)	—	(1,242)	(32,012)
Balance at September 30, 2020	32,557,303	$3	$493,743	$21,340	$1,303	$516,389
See accompanying notes to the consolidated financial statements.

Landsea Homes Corporation
Consolidated Statements of Cash Flows - (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2021	2020
	(dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$14,346	$(19,742)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3,240	2,684
Loss on remeasurement of warrant liability	3,245	—
Inventory impairments	—	3,413
Stock-based compensation expense	4,056	—
Gain on forgiveness of PPP loans	(4,265)	—
Abandoned project costs	380	78
Equity in net (income) loss of unconsolidated joint ventures	(814)	16,229
Deferred taxes	(1,221)	(5,637)
Changes in operating assets and liabilities:
Cash held in escrow	(2,920)	1,332
Real estate inventories	(123,874)	(60,722)
Due from affiliates	(1,488)	(17)
Other assets	(5,982)	(160)
Accounts payable	17,461	16,497
Accrued expenses and other liabilities	(28,110)	(2,879)
Due to affiliates	—	100
Net cash used in operating activities	(125,946)	(48,824)

Cash flows from investing activities:
Purchases of property and equipment	(2,309)	(1,499)
Distributions of capital from unconsolidated joint ventures	17,855	—
Payments for business acquisition, net of cash acquired	(44,537)	(128,528)
Net cash used in investing activities	(28,991)	(130,027)

Cash flows from financing activities:
Borrowings from notes and other debts payable	491,535	442,392
Repayments of notes and other debts payable	(424,006)	(305,655)
Proceeds from merger, net of fees and other costs	64,434	—
Repayment of convertible note	(1,500)	—
Contributions from noncontrolling interests	—	187
Distributions to noncontrolling interests	—	(15,414)
Deferred offering costs paid	(1,832)	(6,025)
Debt issuance costs paid	(1,382)	(2,678)
Cash distributed to parent, net	—	(3,476)
Net cash provided by financing activities	127,249	109,331

Net increase (decrease) in cash, cash equivalents, and restricted cash	(27,688)	(69,520)
Cash, cash equivalents, and restricted cash at beginning of period	110,048	156,378
Cash, cash equivalents, and restricted cash at end of period	$82,360	$86,858
See accompanying notes to the consolidated financial statements.

Landsea Homes Corporation
Notes to Consolidated Financial Statements - (unaudited)

1.    Company
Landsea Homes Corporation (“LHC” or the “Company”), a majority owned subsidiary of Landsea Holdings Corporation (“Landsea Holdings”), together with its subsidiaries, is engaged in the acquisition, development, and sale of homes and lots in Arizona, California, Florida, New Jersey, New York, and Texas. The Company's operations are organized into the following five reportable segments: Arizona, California, Florida, Metro New York, and Texas.
On August 31, 2020, LHC and its parent, Landsea Holdings, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with LF Capital Acquisition Corp. (“LF Capital”) and LFCA Merger Sub, Inc. (the “Merger Sub”), a direct, wholly-owned subsidiary of LF Capital. The Merger Agreement provided for, among other things, the merger of Merger Sub with and into Landsea Homes Incorporated ("LHI"), previously a wholly-owned subsidiary of Landsea Holdings, with LHI continuing as the surviving corporation (the "Merger").
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
Upon Closing, Level Field Capital, LLC (the “Sponsor”) held 1.0 million shares that are subject to surrender and forfeiture for no consideration in the event the common stock does not reach certain thresholds during the twenty-four month period following the closing of the Merger (“Earnout Shares”). The Sponsor transferred 0.5 million Earnout Shares to Landsea Holdings. Additionally, the Sponsor forfeited 2.3 million private placement warrants and transferred 2.2 million private placement warrants to Landsea Holdings (such private placement warrants, each exercisable to purchase one share of Common Stock at an exercise price of $11.50 per share, are referred to as the “Private Placement Warrants”, and together with the public warrants they are referred to as the "Warrants").

In connection with the Merger, the Company received $64.4 million from the Merger after payments of $28.7 million related to the public warrant amendment and of $7.5 million in transaction expenses incurred. The Company incurred direct and incremental costs of approximately $16.7 million related to the equity issuance, consisting primarily of investment banking, legal, accounting and other professional fees, which were recorded to additional paid-in capital as a reduction of proceeds. The Company recorded $2.7 million in general and administrative expenses in the nine months ended September 30, 2021 related to the accelerated vesting of the phantom awards. The Company paid cash of $2.9 million for the phantom stock awards and issued 0.2 million shares with an issuance date value of $1.9 million at the time of the Merger.
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
Landsea Holdings holds a series of notes payable to affiliated entities of its parent. The cash Landsea Holdings received from this debt was partially utilized to fund operations of the Company. Related party interest incurred by Landsea Holdings (the “Related Party Interest”) was historically pushed down to the Company and reflected on the consolidated balance sheets of the Company, primarily in real estate inventories, and on the consolidated statements of operations in cost of sales. Refer to Note 5 - Capitalized Interest for further detail. As the Company did not guarantee the notes payable nor have any obligations to repay the notes payable, and as the notes payable will not be assigned to the Company, the notes payable do not represent a liability of the Company and accordingly have not been reflected in the consolidated balance sheets. Additionally, in connection with the Merger, LHC is precluded from repaying Landsea Holdings' notes payable to the affiliated entities of its parent. Therefore, as of January 7, 2021, the Related Party Interest is no longer pushed down to LHC.

During the periods presented in the consolidated financial statements prior to the Merger, the Company was included in the consolidated U.S. federal, and certain state and local, income tax returns filed by Landsea Holdings, where applicable. Income tax expense and other income tax related information contained in these consolidated financial statements are presented on a separate return basis as if the Company had filed its own tax returns. Additionally, certain tax attributes such as net operating losses or credit carryforwards are presented on a separate return basis, and accordingly, may differ in the future. In jurisdictions where the Company has been included in the tax returns filed by Landsea Holdings, any income tax payables or receivables resulting from the related income tax provisions have been reflected in the consolidated balance sheets and the effect of the push down is reflected within additional paid-in capital.

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

Under the terms of certain lot sale and other contracts, the Company is obligated to perform certain development activities after the close of escrow. Due to this continuing involvement, the Company recognizes lot sales and other revenue under the percentage-of-completion method, whereby revenue is recognized in proportion to total costs incurred divided by total costs expected to be incurred. As of September 30, 2021, the Company had $0.6 million deferred revenue from lot sales and other revenue. As of December 31, 2020, the Company had no deferred revenue. The Company recognizes these amounts as development progresses and the related performance obligations are completed. As of September 30, 2021, the Company had contract assets of $2.4 million from lot sales and other contracts. As of December 31, 2020, the Company had no contract asset balance. The contract asset balance represents cash to be received for work already performed on lot sale and other contracts. The amount of the transaction price for lot sales and other contracts allocated to performance obligations that were unsatisfied, or partially unsatisfied, as of September 30, 2021 was $15.2 million. There was no outstanding amount related to unsatisfied performance obligations as of December 31, 2020.
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

Landsea Homes Corporation
Notes to Consolidated Financial Statements - (unaudited)
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform, particularly the cessation of the London Interbank Offered Rate ("LIBOR"), on financial reporting. ASU 2020-04 is effective upon issuance, and the provisions generally can be applied prospectively as of January 1, 2020 through December 31, 2022. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which refines the scope of Topic 848 and clarifies some of its guidance. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.

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
Acquired inventories consist of land, land deposits, and work in process inventories. The Company determined the estimate of fair value for acquired land inventory using a forecasted cash flow approach for the development, marketing, and sale of each community acquired. Significant assumptions included in our estimate were future development costs, construction and overhead costs, mix of products, as well as average selling price ("ASP"), and absorption rates. The Company estimated the fair value of acquired work in process inventories based upon the stage of production of each unit and a profit margin that a market participant would require to complete the remaining production and requisite selling efforts. On the acquisition date, the stage of production for each lot ranged from recently started lots to fully completed homes. The intangible asset acquired relates to the Vintage trade name, which is estimated to have a fair value of $1.6 million and is being amortized over one year. Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed and relates primarily to the assembled workforce. Goodwill of $3.8 million was recorded on the consolidated balance sheets as a result of this transaction and is expected to be deductible for tax purposes over 15 years. The acquired goodwill is included in the Florida reporting segment in Note 13, Segment Reporting. The Company incurred transaction related costs of $0.3 million and $0.8 million related to the Vintage acquisition in the three and nine months ended September 30, 2021.
The Company's results of operations include homebuilding revenues from the Vintage acquisition of $38.6 million and $75.4 million for the three and nine months ended September 30, 2021, respectively. The accompanying consolidated statement of operations before tax also includes a loss of $0.1 million and income of $1.2 million, during the three and nine months ended September 30, 2021, respectively, inclusive of purchase price accounting and an allocation of corporate general and administrative expenses.

Landsea Homes Corporation
Notes to Consolidated Financial Statements - (unaudited)
The following is a summary of the allocation of the purchase price based on the fair value of assets acquired and liabilities assumed (dollars in thousands).

Assets Acquired
Cash	$10,063
Real estate inventories	93,699
Goodwill	3,752
Trade name	1,550
Other assets	3,956
Total assets	$113,020

Liabilities Assumed
Accounts payable	$1,641
Accrued expenses	24,660
Notes payable	32,119
Total liabilities	58,420
Net assets acquired	$54,600
On January 15, 2020, the Company acquired 100% of the membership interest of GWH for cash consideration of approximately $133.4 million. GWH is a residential homebuilder located in Phoenix, Arizona focused on building entry-level, single-family detached homes in the Northwest Valley and Phoenix metropolitan. The total assets of GWH included approximately 20 development projects and 1,750 lots in various stages of development. The intangible asset acquired relates to the GWH trade name, which is estimated to have a fair value of $1.6 million and is being amortized over three years. Goodwill of $15.4 million was recorded on the consolidated balance sheets as a result of this transaction and is expected to be deductible for tax purposes over 15 years. The acquired goodwill is included in the Arizona reporting segment in Note 13, Segment Reporting. The Company incurred transaction related costs of $0.2 million and $0.7 million related to the GWH acquisition during the three and nine months ended September 30, 2020, respectively. The following is a summary of the allocation of the purchase price based on the fair value of assets acquired and liabilities assumed (dollars in thousands).

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

Landsea Homes Corporation
Notes to Consolidated Financial Statements - (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(dollars in thousands)
Revenue	$214,129	$259,345	$680,233	$565,588

Pretax income (loss)	12,650	2,907	26,838	(32,136)
Provision (benefit) for income taxes	2,284	663	4,844	(8,177)
Net income (loss)	$10,366	$2,244	$21,994	$(23,959)
4.     Real Estate Inventories
Real estate inventories are summarized as follows:

	September 30, 2021	December 31, 2020
	(dollars in thousands)
Deposits and pre-acquisition costs	$54,797	$34,102
Land held and land under development	317,323	221,055
Homes completed or under construction	511,643	395,926
Model homes	24,174	36,736
Total real estate inventory	$907,937	$687,819
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
For the three and nine months ended September 30, 2021 the Company recognized no real estate inventory impairments. For the three and nine months ended September 30, 2020, the Company recognized real estate inventory impairments of $0 and $3.4 million related to two communities in the California segment. In both instances, the Company determined that additional incentives were required to sell the remaining homes at estimated aggregate sales prices below the communities' previous carrying values. The fair values for the communities impaired were calculated using discounted cash flow models using discount rates ranging from 7%-10%.
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

Landsea Homes Corporation
Notes to Consolidated Financial Statements - (unaudited)
For the periods reported, interest incurred, capitalized, and expensed was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(dollars in thousands)		(dollars in thousands)
Related party interest incurred or pushed down	$183	$2,407	$183	$7,300
Other interest incurred	6,597	5,440	18,701	15,972
Total interest incurred	6,780	7,847	18,884	23,272

Related party interest capitalized	183	2,407	183	7,300
Other interest capitalized	6,597	5,440	18,701	15,972
Total interest capitalized	6,780	7,847	18,884	23,272

Previously capitalized related party interest included in cost of sales	$2,571	$4,113	$9,813	$8,653
Previously capitalized other interest included in cost of sales	4,711	6,765	15,835	14,925
Related party interest relieved to equity in earnings (loss) from unconsolidated joint ventures	278	278	1,042	903
Other interest relieved to equity in earnings (loss) from unconsolidated joint ventures	3	3	14	12
Other interest expensed	11	—	32	11
Total interest expense included in pretax income (loss)	$7,574	$11,159	$26,736	$24,504
6.    Investment in and Advances to Unconsolidated Joint Ventures
As of September 30, 2021 and December 31, 2020, the Company had two unconsolidated joint ventures with ownership interests of 51% and 25% in LS-NJ Port Imperial JV LLC and LS-Boston Point LLC, respectively, and concluded that these joint ventures were variable interest entities. The Company concluded that it was not the primary beneficiary of the variable interest entities and, accordingly, accounted for these entities under the equity method of accounting. The Company's maximum exposure to loss is limited to the investment in the unconsolidated joint venture amounts included on the consolidated balance sheets.
The condensed combined balance sheets for the Company’s unconsolidated joint ventures accounted for under the equity method are as follows:

	September 30, 2021	December 31, 2020
	(dollars in thousands)
Cash and cash equivalents	$2,592	$2,740
Restricted cash	—	4,870
Real estate inventories	10,903	41,214
Other assets	122	123
Total assets	$13,617	$48,947

Accounts payable	$26	$188
Accrued expenses and other liabilities	5,045	3,928
Due to affiliates	809	5,735
Total liabilities	5,880	9,851
Members' capital	7,737	39,096
Total liabilities and members' capital	$13,617	$48,947

Landsea Homes Corporation
Notes to Consolidated Financial Statements - (unaudited)
The condensed combined statements of operations for the Company’s unconsolidated joint ventures accounted for under the equity method are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(dollars in thousands)		(dollars in thousands)
Revenues	$10,981	$9,937	$40,944	$28,409
Cost of sales and expenses	(10,106)	(10,601)	(37,293)	(31,353)
Impairment of real estate inventories	—	—	—	(27,094)
Net income (loss) of unconsolidated joint ventures	$875	$(664)	$3,651	$(30,038)
Equity in net income (loss) of unconsolidated joint ventures (1)	$168	$(616)	$814	$(16,229)
(1)     The equity in net income (loss) of unconsolidated joint ventures consists of two pieces. The allocation of the Company's proportionate share of income or loss from the unconsolidated joint ventures of $0.5 million income and $0.3 million loss for the three months ended September 30, 2021 and 2020, respectively, and $1.9 million income and $15.3 million loss for the nine months ended September 30, 2021 and 2020, respectively. In addition, expenses related to capitalized interest and other costs were $0.3 million and $0.3 million for the three months ended September 30, 2021 and 2020, respectively, and $1.1 million and $0.9 million for the nine months ended September 30, 2021 and 2020, respectively.

For the three and nine months ended September 30, 2021, no impairment charges were recorded related to either of the unconsolidated joint ventures. For the nine months ended September 30, 2020, one of the Company's unconsolidated joint ventures recorded an impairment charge of $27.1 million, related to slowing absorption and weaker pricing than expected. The impairment charge, based on the Company's ownership percentage of 51%, was $13.8 million and is reflected in the equity in net income (loss) of unconsolidated joint ventures line in the consolidated statements of operations. No impairment charge was recorded for the three months ended September 30, 2020.
7.    Other Assets
Other assets consist of the following:

	September 30, 2021	December 31, 2020
	(dollars in thousands)
Deferred tax asset, net	$3,958	$13,248
Property and equipment, net	6,879	6,386
Right-of-use asset	6,117	5,973
Deferred offering costs	—	7,617
Prepaid income taxes	4,048	1,003
Intangible asset, net	1,917	1,046
Prepaid expenses	7,145	3,029
Other	5,303	3,267
Total other assets	$35,367	$41,569

Landsea Homes Corporation
Notes to Consolidated Financial Statements - (unaudited)
8.     Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following:

	September 30, 2021	December 31, 2020
	(dollars in thousands)
Land development and home construction accrual	$12,485	$25,910
Warranty accrual	14,266	11,730
Accrued compensation and benefits	6,935	10,966
Lease liabilities	6,605	6,396
Interest payable	2,438	1,134
Income tax payable	4,662	1,355
Deferred revenue	575	—
Sales tax payable	848	1,867
Other deposits and liabilities	10,789	3,511
Total accrued expenses and other liabilities	$59,603	$62,869

Estimated future direct warranty costs are accrued and charged to cost of sales in the period when the related homebuilding revenues are recognized. Changes in the Company’s warranty accrual are detailed in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(dollars in thousands)
Beginning warranty accrual	$13,595	$9,885	$11,730	$8,693
Warranty provision	1,107	1,327	3,972	2,720
Warranty payments	(436)	(183)	(1,436)	(384)
Ending warranty accrual	$14,266	$11,029	$14,266	$11,029

9.     Notes and Other Debts Payable, net
Amounts outstanding under notes and other debts payable, net consist of the following:

	September 30, 2021	December 31, 2020
	(dollars in thousands)
Construction loans	$119,452	$67,757
Line of credit facilities	246,933	199,358
Loan payable	852	5,144
Notes Payable	367,237	272,259
Deferred loan costs	(5,502)	(7,450)
Notes and other debts payable, net	$361,735	$264,809
The Company has various construction loan agreements secured by various real estate developments (“Construction Loans”) with maturity dates extending from June 2022 through March 2024. The Construction Loans have variable interest rates based on Prime or LIBOR. As of September 30, 2021, interest rates on the Construction Loans ranged from 4.00% to 5.50%. In 2018, the Company assumed two loans from a third-party land seller in connection with the acquisition of real estate inventories. Both loans have a variable interest rate of LIBOR plus 6.50% with a floor of 8.25%. As of September 30, 2021, the interest rate on both loans was 8.25%. As of September 30, 2021, the Company paid off all loans sourced from EB-5 investors.
In 2018, the Company entered into a secured line of credit (“LOC”) with a bank. In 2020, the Company extended the LOC resulting in a new maturity date of February 2024. As of September 30, 2021 the total commitment on the LOC was $195.0 million and it had an outstanding balance of $125.2 million. The LOC has a variable interest rate of Prime plus 1.25% with a floor of 5.25%. As of September 30, 2021, the interest rate was 5.25%.

Landsea Homes Corporation
Notes to Consolidated Financial Statements - (unaudited)
In connection with the acquisition of GWH, the Company entered into an additional line of credit ("LOC2") with a bank as part of the transaction. On the date of acquisition, the Company drew $70.0 million from the LOC2. As of September 30, 2021 the total commitment on the LOC2 was $150.0 million and it had an outstanding balance of $121.8 million. The LOC2 has an interest rate of Prime plus 1.00% with a floor of 5.00% and matures in January 2024. As of September 30, 2021, the interest rate was 5.00%.
On April 15, 2020, Landsea Holdings entered into a Paycheck Protection Program (“PPP”) Note evidencing an unsecured loan in the amount of $4.3 million made to the Company under the PPP. The PPP was established under the Coronavirus Aid, Relief, and Economic Security Act and is administered by the U.S. Small Business Association. The proceeds from the PPP Note were restricted to only being used for payroll costs (including benefits), interest on mortgage obligations, rent, utilities and interest on certain other debt obligations. The proceeds from the PPP Note were used in the operation of the Company and therefore the debt was included in the consolidated balance sheets of the Company. We fully utilized the proceeds from this loan to satisfy certain payroll and benefit obligations and applied for relief of the full amount of the loan under the PPP. In June 2021, the PPP loan was forgiven and the liability removed from the Company's consolidated balance sheets. The forgiveness was recorded as a gain on debt forgiveness and is included in other income (expense), net in the consolidated statements of operations of the Company.
The Company’s loans have certain financial covenants, such as requirements for the Company to maintain a minimum liquidity balance, minimum tangible net worth, gross profit margin, leverage and interest coverage ratios. The Company's loans are secured by the assets of the Company and contain various representations, warranties, and covenants that are customary for these types of agreements. As of September 30, 2021, the Company was in compliance with all financial loan agreement covenants.
The aggregate maturities of the principal balances of the notes and other debts payable during the five years subsequent to September 30, 2021 are as follows (dollars in thousands):

2021	$11
2022	90,340
2023	28,534
2024	247,649
2025	703
Thereafter	—
$367,237

10.    Commitments and Contingencies
Legal—The Company is subject to various legal and regulatory actions that arise from time to time and may be subject to similar or other claims in the future. In addition, the Company is currently involved in various other legal actions and proceedings. The Company is currently unable to estimate the likelihood of an unfavorable result in any such proceeding that could have a material adverse effect on our results of operations, financial position, or liquidity.
The Company is party to litigation involving a wrongful death caused by a former employee that settled in October 2021. While the Company’s insurance companies have agreed to fund $14.9 million to cover the Company's portion of the settlement, the insurers have reserved the right to later seek recovery for some or all of the amounts paid in connection with the settlement of the case. While the insurance companies have not notified the Company that they will assert such a claim, they may do so in the future. At this time the Company is not able to estimate the amount of any such claim.
Performance Obligations—In the ordinary course of business, and as part of the entitlement and development process, the Company’s subsidiaries are required to provide performance bonds to assure completion of certain public facilities. The Company had $114.3 million and $78.0 million of performance bonds outstanding as of September 30, 2021 and December 31, 2020, respectively.

Landsea Homes Corporation
Notes to Consolidated Financial Statements - (unaudited)
Operating Leases—The Company has various operating leases, most of which relate to office facilities. Future minimum payments under the noncancelable operating leases in effect at September 30, 2021 were as follows (dollars in thousands):

2021	$449
2022	1,828
2023	1,609
2024	1,400
2025	1,079
Thereafter	1,245
Total lease payments	7,610
Less: Discount	(1,005)
Present value of lease liabilities	$6,605
Operating lease expense for the three and nine months ended September 30, 2021 was $0.5 million and $1.3 million, respectively, and is included in general and administrative expense on the consolidated statements of operations. For the three and nine months ended September 30, 2020 operating lease expense was $0.5 million and $1.6 million, respectively.
The Company primarily enters into operating leases for the right to use office space and computer and office equipment, which have remaining lease terms that range from one to seven years and often include one or more options to renew. The weighted average remaining lease term as of September 30, 2021 and December 31, 2020 was 4.3 and 4.4 years, respectively. Renewal terms are included in the lease term when it is reasonably certain the option will be exercised.
The Company established a right-of-use asset and a lease liability based on the present value of future minimum lease payments at the later of January 1, 2019, the commencement date of the lease, or, if subsequently modified, the date of modification for active leases. As the rate implicit in each lease is not readily determinable, the Company's incremental borrowing rate is used in determining the present value of future minimum payments as of the commencement date. The weighted average rate as of September 30, 2021 was 5.9%. Lease components and non-lease components are accounted for as a single lease component. As of September 30, 2021, the Company had $6.1 million and $6.6 million recognized as a right-of-use asset and lease liability, respectively, which are presented on the consolidated balance sheets within other assets and accrued expenses and other liabilities, respectively. As of December 31, 2020, the Company had $6.0 million and $6.4 million recognized as a right-of-use asset and lease liability, respectively.
11.    Related Party Transactions
The Company has entered into agreements with its unconsolidated joint ventures to provide management services related to underlying projects for a management fee and reimbursement of agreed upon out of pocket operating expenses. As of September 30, 2021 and December 31, 2020, the Company had a net receivable due from affiliates balance of $1.8 million and $0.3 million, respectively.
In July 2021, the Company entered into a landbank agreement for a project in its California segment with a related party. The Company will make regular payments to the related party based on an annualized rate of 7% of the undeveloped land costs while the land is developed and will purchase the lots at a predetermined price of $28.9 million at the Company's discretion. The total amount of interest payments made during the three and nine months ended September 30, 2021 is $0.1 million. No payments have been made to purchase developed lots from the related party during the three and nine months ended September 30, 2021.
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

In connection with the Merger, we transferred a deferred tax asset ("DTA") to Landsea Holdings, our majority shareholder, of $12.1 million. The DTA represented the deferred tax on interest expensed through Cost of Sales from a related party loan that remained with Landsea Holdings during the Merger.

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
The effective tax rate of the Company was 21.6% and 18.1% for the three and nine months ended September 30, 2021 with a tax rate of 23.8% and 25.4% for the three and nine months ended September 30, 2020, respectively. The difference between the statutory tax rate and the effective tax rate for the nine months ended September 30, 2021 is primarily related to state income taxes net of federal income tax benefits, estimated deduction limitations for executive compensation, warrant fair market value adjustments, the gain on forgiveness of the PPP loan, and tax credits for energy efficient homes. The difference between the statutory tax rate and the effective tax rate for the nine months ended September 30, 2020 is primarily related to state income taxes net of federal income tax benefits and tax credits for energy efficient homes.
The accounting for deferred taxes is based upon estimates of future results. Differences between the anticipated and actual outcomes of these future results could have a material impact on the Company’s consolidated results of operations or financial position. Also, changes in existing federal and state tax laws and tax rates could affect future tax results and the valuation of the Company’s deferred tax assets.
13. Segment Reporting

The Company is engaged in the acquisition, development, and sale of homes and lots in multiple states across the country. The Company is managed by geographic location and each of the five geographic regions targets a wide range of buyer profiles including: first time, move-up, and luxury homebuyers.

The management of the five geographic regions report to the Company's chief operating decision makers (“CODMs”), the Chief Executive Officer and Chief Operating Officer of the Company. The CODMs review the

Landsea Homes Corporation
Notes to Consolidated Financial Statements - (unaudited)
results of operations, including total revenue and income before income tax expense, to assess profitability and to allocate resources. Accordingly, the Company has presented its operations as the following five reportable segments:

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

The following table summarizes total revenue and income before income tax expense by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(dollars in thousands)
Revenue
Arizona	$65,502	$88,031	$202,750	$194,383
California	110,046	130,486	346,680	255,487
Florida	31,161	—	59,519	—
Metro New York (1)	—	—	—	—
Texas	7,420	—	15,873	—
Total revenue	$214,129	$218,517	$624,822	$449,870

Pretax income (loss)
Arizona	$5,103	$3,281	$10,371	$1,141
California	7,965	5,933	22,706	(1,364)
Florida	147	—	1,032	—
Metro New York (1)	(622)	(1,574)	(1,592)	(18,837)
Texas	(209)	—	186	—
Corporate	1,375	(3,473)	(15,197)	(7,420)
Total pretax income (loss)	$13,759	$4,167	$17,506	$(26,480)
(1)     The Metro New York reportable segment does not currently generate any revenue. Included in income (loss) before income tax expense is income from unconsolidated joint ventures of $0.2 million and $0.8 million for the three and nine months ended September 30, 2021, respectively, and losses of $0.6 million and $16.2 million for the three and nine months ended September 30, 2020, respectively.

Landsea Homes Corporation
Notes to Consolidated Financial Statements - (unaudited)
The Corporate non-operating segment had pretax income of $1.4 million for the three months ended September 30, 2021 primarily due to a $7.0 million gain on remeasurement of warrant liability partially offset by general and administrative expenses.

The following table summarizes total assets by segment:

	September 30, 2021	December 31, 2020
	(dollars in thousands)
Assets
Arizona	$324,319	$268,141
California	450,855	409,705
Florida	91,215	—
Metro New York	127,375	120,168
Texas	18,718	—
Corporate	60,629	97,750
Total assets	$1,073,111	$895,764

As of September 30, 2021, goodwill of $20.7 million and $3.8 million were allocated to the Arizona and Florida segments, respectively. As of December 31, 2020, goodwill of $20.7 million was allocated to the Arizona segment.

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

The following table presents carrying values and estimated fair values of financial instruments:

		September 30, 2021		December 31, 2020
	Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
		(dollars in thousands)
Liabilities:
Construction loans (1)	Level 2	$119,452	$119,452	$67,757	$67,757
Line of credit facilities (1)	Level 2	$246,933	$246,933	$199,358	$199,358
Loan payable (2)	Level 2	$852	$852	$5,144	$5,144
Warrant liability	Level 3	$14,520	$14,520	$—	$—
(1)     Carrying amount approximates fair value due to the variable interest rate terms of these loans. Carrying value excludes any associated deferred loan costs.
(2)     Carrying amount approximates fair value due to recent issuances of debt having similar characteristics, including interest rate. Carrying value excludes any associated deferred loan costs.

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

Landsea Homes Corporation
Notes to Consolidated Financial Statements - (unaudited)
Non-financial assets such as real estate inventories are measured at fair value on a nonrecurring basis using a discounted cash flow approach with Level 3 inputs within the fair value hierarchy. This measurement is performed when events and circumstances indicate the asset's carrying value is not recoverable.

The Private Placement Warrants are measured at fair value on a recurring basis using a Black-Scholes option pricing model. The significant unobservable input as of September 30, 2021 was the volatility rate implied from the public warrants, which are exchanged on an open market, of 48.0%.

The following table reconciles the beginning and ending balances for the Level 3 recurring fair value measurements during the periods presented:

	Nine Months Ended September 30,
	2021	2020
Warrant liability	(dollars in thousands)
Beginning balance(1)	$11,275	$—
Changes in fair value	3,245	—
Ending balance	$14,520	$—
(1)     The beginning balance for the period ended September 30, 2021 represents the balance as of January 7, 2021, the Closing Date of the Merger.

15. Stock-Based Compensation

During 2018, Landsea Holdings created a long-term incentive compensation program designed to align the interests of Landsea Holdings, the Company, and its executives by enabling key employees to participate in the Company’s future growth through the issuance of phantom equity awards. Landsea Holdings’ phantom equity awards issued on or after January 1, 2018 were accounted for pursuant to ASC 710, Compensation, as the value was not based on the shares of comparable public entities or other equity, but was based on the book value of Landsea Holdings' equity. Landsea Holdings measured the value of phantom equity awards on a quarterly basis using the intrinsic value method and pushed down the expense to the Company as the employees participating in the long-term incentive compensation program primarily benefit the Company. In connection with the Merger all of the phantom equity awards vested and were either paid out in cash or were converted to stock of LHC and the program was terminated. The Company recorded $2.7 million in general and administrative expenses in the nine months ended September 30, 2021 related to the accelerated vesting of the phantom awards. The Company paid cash of $2.9 million for the phantom stock awards and granted 0.2 million shares with a grant date value of $1.9 million at the time of the Merger.

The Company adopted the Landsea Homes Corporation 2020 Stock Incentive Plan (the "Plan") which provides for the grant of options, stock appreciation rights, restricted stock units ("RSUs"), and restricted stock, any of which may be performance-based, as determined by the Company's Compensation Committee.

During the three and nine months ended September 30, 2021, the Company granted 0.1 million and 0.7 million RSUs, respectively, covering shares of common stock with a weighted grant date fair value of $8.11 and $9.45, respectively, per share.

During the nine months ended September 30, 2021, the Company granted 0.2 million long term performance share unit awards (“PSUs”) to certain executives under the Plan with a grant date fair value of $9.44 per share. The PSUs are earned based upon the Company’s performance over three years, measured by adjusted earnings per share ("EPS") over fiscal years 2021, 2022 and 2023 (the "Performance Periods"). Each award is conditioned upon the Company achieving adjusted EPS targets over the Performance Periods. Target awards of 100% will be earned if the Company’s adjusted EPS meets set thresholds in each of the Performance Periods ("Target Goals"). If adjusted EPS is below or above the target thresholds by defined amounts, an award may still be earned in a range between 50%-200% of the Target Goals. No PSUs were granted during the three months ended September 30, 2021.

Landsea Homes Corporation
Notes to Consolidated Financial Statements - (unaudited)
Our stock compensation expense is presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock compensation expense	(dollars in thousands)
RSUs and PSUs	$1,227	$—	$4,056	$—

Stock-based compensation expense is included in general and administrative expenses on our consolidated statements of operations. The Company did not grant any RSUs or PSUs and did not recognize any stock-based compensation expense during the three and nine months ended September 30, 2020.

A summary of our outstanding RSUs and PSUs, assuming current estimated level of performance achievement, are as follows (in thousands, except years):

September 30, 2021
(in thousands, except period)
Unvested units	836
Remaining cost on unvested units	$6,118
Remaining vesting period	3.46 years

In accordance with ASC 718, the PSUs were valued on the date of grant at their fair value. The fair value of these grants was equal to the closing price of our stock on the date of grant. ASC 718 does not permit recognition of expense associated with performance-based stock awards until achievement of the performance targets are probable of occurring.

16. Stockholders' Equity

The Company’s authorized capital stock consists of 500.0 million shares of common stock with a par value of $0.0001 per share, and 50.0 million shares of preferred stock with a par value of $0.0001 per share. As of September 30, 2021, there were 46.3 million shares of common stock issued and outstanding, and no shares of preferred stock outstanding.

On January 7, 2021, the Merger was consummated pursuant to the Merger Agreement. Prior to the Merger, LF Capital was authorized to issue, and had outstanding, two classes of common shares, Class A and Class B. Upon the consummation of the Merger, all issued and outstanding shares of Class B common stock converted to shares of Class A. Public stockholders were offered the opportunity to redeem, upon closing of the Merger, shares of Class A common stock for cash. All outstanding shares of common stock are validly issued, fully paid and nonassessable. Following the Merger, the Company's equity was retroactively adjusted to reflect the 32.6 million shares of common stock issued to Landsea Holdings.

As of September 30, 2021 there were 21,025,000 outstanding Warrants, consisting of 15,525,000 public warrants and 5,500,000 Private Placement Warrants. At the time of the Merger, the Warrant Agreement was amended so that each public warrant is exercisable at $1.15 into one tenth share of common stock. As part of the amendment, each holder of the public warrants received $1.85 for a total of $28.7 million paid by the Company upon closing of the Merger. Each Private Placement Warrant is exercisable at $11.50 into one share of common stock. The Warrants will expire five years after the completion of the Merger or earlier upon redemption or liquidation.

The Private Placement Warrants are identical to the public warrants, except for the rate of exchange upon exercise. Additionally, the Private Placement Warrants will be non-redeemable as long as they are held by the initial purchasers or such purchasers’ permitted transferees. If the Private Placement Warrants are held by someone other

Landsea Homes Corporation
Notes to Consolidated Financial Statements - (unaudited)
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

17. Earnings Per Share

We use the treasury stock method to calculate EPS as our currently issued Warrants do not have participating rights.

The following table sets forth the computation of basic and diluted EPS for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(dollars in thousands, except share and per share amounts)
Numerator
Net income (loss) attributable to Landsea Homes Corporation	$10,797	$3,184	$14,387	$(19,622)
Less: undistributed earnings allocated to participating shares	(239)	—	(315)	—
Net income (loss) attributable to common stockholders	$10,558	$3,184	$14,072	$(19,622)

Denominator
Weighted average common shares outstanding - basic	46,281,091	32,557,303	46,062,200	32,557,303
Adjustment for weighted average participating shares outstanding	(1,000,000)	—	(985,185)	—
Adjusted weighted average common shares outstanding under two class method - basic	45,281,091	32,557,303	45,077,015	32,557,303
Dilutive effect of warrants	—	—	—	—
Dilutive effect of share-based awards	48,800	—	69,537	—
Adjusted weighted average common shares outstanding under two class method - diluted	45,329,891	32,557,303	45,146,552	32,557,303

Earnings per share
Basic	$0.23	$0.10	$0.31	$(0.60)
Diluted	$0.23	$0.10	$0.31	$(0.60)

Warrants are excluded from the calculation of diluted EPS as they are antidilutive. We excluded 7.1 million common stock unit equivalents from our diluted EPS during the three and nine months ended September 30, 2021.

Landsea Homes Corporation
Notes to Consolidated Financial Statements - (unaudited)
18.    Supplemental Disclosures of Cash Flow Information
The following table presents certain supplemental cash flow information:

	Nine Months Ended September 30,
	2021	2020
	(dollars in thousands)
Supplemental disclosures of cash flow information
Interest paid, net of amounts capitalized	$32	$11
Income taxes paid	$5,905	$6,821

Supplemental disclosures of non-cash investing and financing activities
Transfer of deferred tax asset to Landsea Holdings	$12,119	$—
Conversion of deferred offering costs to additional paid-in-capital	$9,229	$—
Amortization of deferred financing costs capitalized to inventory	$2,925	$2,960
Distribution of real estate joint venture to LHC, net of cash provided	$—	$27,294
Business acquisition holdback	$—	$2,000
Right-of-use assets obtained in exchange for operating lease liabilities for new or modified operating leases	$—	$1,053

Cash, cash equivalents, and restricted cash reconciliation:
Cash and cash equivalents	$82,360	$84,857
Restricted cash	—	2,001
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$82,360	$86,858

Landsea Homes Corporation
Notes to Consolidated Financial Statements - (unaudited)
19.    Subsequent Events
On October 6, 2021, the Company entered into a credit agreement with two banks (the "Credit Agreement"). The Credit Agreement provides for a senior unsecured borrowing of up to $500 million. The Company may increase the borrowing amount up to $850 million. Borrowings under the Credit Agreement bear interest at LIBOR plus 3.25% or Prime Rate plus 2.25% with a floor of 3.75%. The Credit Agreement matures on October 6, 2024. Concurrently with the entry into the Credit Agreement, the Company paid off the LOC, the LOC2 and all but one of its Construction Loans.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with and is qualified in its entirety by the consolidated financial statements and notes thereto included elsewhere in this document. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements. Factors that may cause such a difference include, but are not limited to, those discussed in the section entitled “Risk Factors” of our Annual Report on Form 10-K/A, filed with the Securities and Exchange Commission (the “SEC”) on July 6, 2021, as well as our Form 10-Q for the quarter ended March 31, 2021, filed with the SEC on May 17, 2021, and in this report. This section discusses certain items in the three- and nine-month periods ended September 30, 2021 and 2020 and year-to-year comparisons between those 2021 and 2020 periods.

Consolidated Financial Data

The following table summarizes our results of operations for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(dollars in thousands, except per share amounts)		(dollars in thousands, except per share amounts)
Revenue
Home sales	$208,916	$218,517	$603,281	$449,870
Lot sales and other	5,213	—	21,541	—
Total revenue	214,129	218,517	624,822	449,870

Cost of sales
Home sales (including related party interest of $2,571, $4,113, $9,813 and $8,653, respectively)	175,349	188,724	511,177	394,200
Inventory impairments	—	—	—	3,413
Lot sales and other	3,419	—	16,929	—
Total cost of sales	178,768	188,724	528,106	397,613

Gross margin
Home sales	33,567	29,793	92,104	52,257
Lot sales and other	1,794	—	4,612	—
Total gross margin	35,361	29,793	96,716	52,257

Sales and marketing expenses	12,299	13,905	34,880	31,523
General and administrative expenses	16,905	11,382	45,826	31,332
Total operating expenses	29,204	25,287	80,706	62,855

Income (loss) from operations	6,157	4,506	16,010	(10,598)

Other income, net	394	277	3,927	347
Equity in net income (loss) of unconsolidated joint ventures (including related party interest of $278, $278, $1,042 and $903, respectively)	168	(616)	814	(16,229)
Gain (loss) on remeasurement of warrant liability	7,040	—	(3,245)	—
Pretax income (loss)	13,759	4,167	17,506	(26,480)

Provision (benefit) for income taxes	2,977	993	3,160	(6,738)

Net income (loss)	10,782	3,174	14,346	(19,742)
Net loss attributable to noncontrolling interests	(15)	(10)	(41)	(120)
Net income (loss) attributable to Landsea Homes Corporation	$10,797	$3,184	$14,387	$(19,622)

Income (loss) per share:
Basic	$0.23	$0.10	$0.31	$(0.60)
Diluted	$0.23	$0.10	$0.31	$(0.60)

Weighted average common shares outstanding:
Basic	45,281,091	32,557,303	45,077,015	32,557,303
Diluted	45,329,891	32,557,303	45,146,552	32,557,303

Business Overview

Driven by a pioneering commitment to sustainability, Landsea Homes Corporation ("LHC") designs and builds homes and communities in Arizona, California, Florida, Texas, and the Metro New York area that reflect modern living–inspired spaces and features, built in vibrant, prime locations where they connect seamlessly with their surroundings and enhance the local lifestyle for living, working, and playing. The defining principle, “Live in Your Element®,” creates the foundation for our customers to live where they want to live, how they want to live – in a home created especially for them.

The Company's operations are engaged in the acquisition, development, and sale of homes and lots in the states of Arizona, California, Florida, New Jersey, New York, and Texas. The Company's operations are organized into five reportable segments: Arizona, California, Florida, Metro New York, and Texas. The Company builds and sells an extensive range of home types across a variety of price points.

In response to the novel strain of coronavirus ("COVID-19") pandemic and government restrictions, we shifted our sales process to offer additional virtual online tours and appointments and, where permitted, appointment-only in-person meetings designed to comply with social distancing and other health and safety requirements and protocols. There is still uncertainty regarding the extent, duration, and lasting effects of the COVID-19 pandemic, as the situation has continued to evolve, even as vaccinations become wide-spread. We have seen a general lack of housing inventory that has allowed us to increase prices and derive additional revenue from our home deliveries; however, we frequently see those increased revenues offset by higher costs associated with labor and supply shortages for certain key materials.

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

Summary Results of Operations

For the nine months ended September 30, 2021, home sales revenue increased 34% and home deliveries increased 18% to 1,106 units from 940 units as compared to the same prior year period. The increase in home deliveries and home sales revenue year-over-year is derived primarily from our California segment which saw significant demand and price appreciation during 2021. During 2020, our California operations were negatively impacted by the COVID-19 mandatory stay at home orders, which caused meaningful delays in our operations and in some communities prohibited us from delivering homes to our customers. The most restrictive of these government orders were lifted towards the end of 2020. We also saw price appreciation in the Arizona segment which drove the average selling price ("ASP") up 21% during the nine months ended September 30, 2021 compared to the same prior year period. We had 162 home deliveries generating revenue of $63.8 million from our Vintage acquisition.

We remain focused on growth and view our leverage ratios as a key factor in allowing us to expand. Even as the Company has grown organically and through acquisitions in recent years, we remain in a position to act on our strategy and to be opportunistic about acquisitions and other growth opportunities. Our debt-to-capital ratio increased to 38.4% as of September 30, 2021 compared to 33.3% as of December 31, 2020. We believe the strength of our balance sheet and operating platform have positioned us well to continue to execute our growth strategy.

We anticipate the homebuilding markets in each of our operating segments to be tied to both the local economy and the macro-economic environment. Accordingly, net orders, home deliveries, and ASPs in future years could be negatively affected by economic conditions, such as decreases in employment and median household incomes, as well as decreases in household formations and increasing supply of inventories. Shortages in labor or materials could also significantly increase costs, reduce gross margins, and lower our overall profitability. During 2021 we experienced increases in our production cycle times due to labor and material shortages that have caused us to reduce our absorption rate in certain markets, mainly in our Arizona segment. Additionally, the results could be impacted by a decrease in home affordability as a result of price appreciation, increases in mortgage interest rates, or tightening of mortgage lending standards.

Results of Operations and Assets by Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Pretax income (loss)	(dollars in thousands)		(dollars in thousands)
Arizona	$5,103	$3,281	$10,371	$1,141
California	7,965	5,933	22,706	(1,364)
Florida	147	—	1,032	—
Metro New York	(622)	(1,574)	(1,592)	(18,837)
Texas	(209)	—	186	—
Corporate	1,375	(3,473)	(15,197)	(7,420)
Total	$13,759	$4,167	$17,506	$(26,480)

	September 30, 2021	December 31, 2020
Assets	(dollars in thousands)
Arizona	$324,319	$268,141
California	450,855	409,705
Florida	91,215	—
Metro New York	127,375	120,168
Texas	18,718	—
Corporate	60,629	97,750
Total assets	$1,073,111	$895,764

Our Arizona segment recorded pretax income of $5.1 million and $10.4 million in the three and nine months ended September 30, 2021 compared to $3.3 million and $1.1 million in the comparable periods during 2020. The increase in pretax income in 2021 is primarily due to an increase in gross margins stemming from high demand which has allowed us to increase pricing.

Our California segment recorded pretax income of $8.0 million and $22.7 million for the three and nine months ended September 30, 2021 compared to $5.9 million and a pretax loss of $1.4 million in the comparable periods in 2020. The increase was partially due to increasing demand in the current periods. This allowed us to increase pricing, which resulted in an increase in gross margins, even with a shift in product mix that lowered our overall ASP in California. The prior periods were impacted by COVID-19 related restrictions and delays. Additionally, the California segment recorded real estate inventory impairments of $3.4 million in the nine months ended September 30, 2020.

The Company began operations in the Florida and Texas segments in May 2021 following the acquisition of Vintage.

The Metro New York segment experienced a decrease in pretax loss for the three and nine months ended September 30, 2021 as compared to the same prior periods, due to smaller losses from the unconsolidated joint venture at the LS-NJ Port Imperial JV LLC ("Avora") project. This was primarily due to strengthening market conditions in the current periods while the prior periods were impacted by COVID-19 related delays and pricing pressure. Avora recorded an impairment charge of $27.1 million resulting in a $13.8 million loss on unconsolidated joint venture during the nine months ended September 30, 2020.

We have also identified the Company's Corporate operations as a non-operating segment, as it serves to support the operations through functional departments such as executive, finance, treasury, human resources, accounting, and legal. The majority of the corporate personnel and resources are primarily dedicated to activities relating to the business operations and are allocated accordingly. The Corporate non-operating segment had pretax income of $1.4 million for the three months ended September 30, 2021 primarily due to a $7.0 million gain on remeasurement of warrant liability partially offset by general and administrative expenses. During the nine months ended September

30, 2021, we recorded a remeasurement loss of $3.2 million due to the remeasurement of the warrant liability and costs allocated to our Corporate non-operating segment increased significantly as compared to the corresponding period in 2020. This included $4.5 million of transaction costs related to the Merger, costs associated with the Vintage acquisition and other potential acquisitions, as well as other increased costs associated with being a publicly traded company.

Home Deliveries and Home Sales Revenue

Changes in home sales revenue are the result of changes in the number of homes delivered and the ASP of those delivered homes. Commentary on significant changes for each of the segments in these metrics is provided below.

	Three Months Ended September 30,
	2021			2020			% Change
	Homes	Dollar Value	ASP	Homes	Dollar Value	ASP	Homes	Dollar Value	ASP
	(dollars in thousands)
Arizona	171	$63,464	$371	299	$88,031	$294	(43%)	(28%)	26%
California	121	110,046	909	134	130,486	974	(10)%	(16)%	(7)%
Florida	81	30,306	374	—	—	N/A	N/A	N/A	N/A
Metro New York	—	—	N/A	—	—	N/A	N/A	N/A	N/A
Texas	7	5,100	729	—	—	N/A	N/A	N/A	N/A
Total	380	$208,916	$550	433	$218,517	$505	(12%)	(4%)	9%

	Nine Months Ended September 30,
	2021			2020			% Change
	Homes	Dollar Value	ASP	Homes	Dollar Value	ASP	Homes	Dollar Value	ASP
	(dollars in thousands)
Arizona	560	$192,808	$344	685	$194,383	$284	(18%)	(1%)	21%
California	384	346,680	903	255	255,487	1,002	51%	36%	(10)%
Florida	152	55,406	365	—	—	N/A	N/A	N/A	N/A
Metro New York	—	—	N/A	—	—	N/A	N/A	N/A	N/A
Texas	10	8,387	839	—	—	N/A	N/A	N/A	N/A
Total	1,106	$603,281	$545	940	$449,870	$479	18%	34%	14%

Our Arizona segment delivered 171 and 560 homes and generated $63.5 million and $192.8 million in home sales revenue for the three and nine months ended September 30, 2021, respectively. The decrease in home closings and home sales revenue compared to the same periods in 2020 was primarily attributable to production delays partially offset by an increase in ASP of 21% for the nine months ended September 30, 2021 over the same period in 2020. The increase was primarily due to price appreciation in the Arizona market and a larger number of homes delivered in communities with higher-end products.

Our California segment delivered 121 and 384 homes and generated $110.0 million and $346.7 million in home sales revenue for the three and nine months ended September 30, 2021, respectively, compared to 134 and 255 homes delivered with $130.5 million and $255.5 million in home sales revenue for the three and nine months ended September 30, 2020. The decrease in home deliveries and revenue for the three months ended September 30, 2021 compared to the same period in 2020 was primarily related to the prior year benefit from easing COVID-19 related restrictions in June of last year that resulted in more home closings that were built up in backlog. The year-over-year increase in deliveries and home sales revenue within our California segment for the nine months ended September 30, 2021 was the result of strengthening market conditions, including strong demand and rising prices in the current period. The decrease in ASP was the result of a change in mix of homes delivered during the nine months ended September 30, 2021, which included more homes with a lower price point compared to the same period in 2020.

The Company began operations in the Florida and Texas segments in May 2021 following the acquisition of Vintage.

The Metro New York segment has not yet delivered any homes, other than those through unconsolidated joint ventures. Therefore, there are no home sale revenues or deliveries for the nine months ended September 30, 2021 and 2020.

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

	Three Months Ended September 30,
	2021	%	2020	%
	(dollars in thousands)
Home sales revenue	$208,916	100.0%	$218,517	100.0%
Cost of home sales	175,349	83.9%	188,724	86.4%
Home sales gross margin	33,567	16.1%	29,793	13.6%
Add: Interest in cost of home sales	7,262	3.5%	10,878	5.0%
Add: Inventory impairments	—	—%	—	—%
Adjusted home sales gross margin excluding interest and inventory impairments (1)	40,829	19.5%	40,671	18.6%
Add: Purchase price accounting for acquired inventory	3,840	1.8%	3,916	1.8%
Adjusted home sales gross margin excluding interest, inventory impairments, and purchase price accounting for acquired inventory (1)	$44,669	21.4%	$44,587	20.4%

	Nine Months Ended September 30,
	2021	%	2020	%
	(dollars in thousands)
Home sales revenue	$603,281	100.0%	$449,870	100.0%
Cost of home sales	511,177	84.7%	397,613	88.4%
Home sales gross margin	92,104	15.3%	52,257	11.6%
Add: Interest in cost of home sales	25,551	4.2%	23,578	5.2%
Add: Inventory impairments	—	—%	3,413	0.8%
Adjusted home sales gross margin excluding interest and inventory impairments (1)	117,655	19.5%	79,248	17.6%
Add: Purchase price accounting for acquired inventory	10,969	1.8%	9,495	2.1%
Adjusted home sales gross margin excluding interest, inventory impairments, and purchase price accounting for acquired inventory (1)	$128,624	21.3%	$88,743	19.7%
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

Home sales gross margin increased 2.5% and 3.7% for the three and nine months ended September 30, 2021, respectively, compared to the corresponding periods in 2020 primarily due to price appreciation amid high product demand in our Arizona and California segments. Additionally, an impairment charge of $3.4 million was recorded during the nine months ended September 30, 2020. Adjusted home sales gross margin excluding interest, inventory impairments, and purchase price accounting for acquired inventory increased 1.0% and 1.6% for the three and nine months ended September 30, 2021, primarily due to price appreciation and an increase in gross margins within our California segment, partially offset by higher costs.

Lot Sales and Other Revenue

Lot sales and other revenue and gross margin can vary significantly between reporting periods based on (1) the number of lots sold and (2) the percentage of completion related to the development activities required as part of the lot sales and other contracts. For the three and nine months ended September 30, 2021, we recognized $5.2 million and $21.5 million, respectively, of lot sales and other revenue from the sale of lots in our Arizona, Florida, and Texas segments and the subsequent development of the lots and homes under contract. For the three and nine months ended September 30, 2020, we did not have any lot sales or revenue from lot sales and other contracts.

Sales, Marketing, and General and Administrative Expenses

	Three Months Ended September 30,		As a Percentage of Home Sales
	2021	2020	2021	2020
	(dollars in thousands)
Sales and marketing expenses	$12,299	$13,905	5.9%	6.4%
General and administrative expenses	16,905	11,382	8.1%	5.2%
Total sales, marketing, and G&A expenses	$29,204	$25,287	14.0%	11.6%

	Nine Months Ended September 30,		As a Percentage of Home Sales
	2021	2020	2021	2020
	(dollars in thousands)
Sales and marketing expenses	$34,880	$31,523	5.8%	7.0%
General and administrative expenses	45,826	31,332	7.6%	7.0%
Total sales, marketing, and G&A expenses	$80,706	$62,855	13.4%	14.0%

For the three and nine months ended September 30, 2021, the sales, marketing, and general and administrative ("SG&A") expense rate as a percentage of home sales revenue was 14.0% and 13.4%, respectively, an increase of 2.4% and a decrease of 0.6%, respectively, from the prior periods. The decrease in sales and marketing expenses in the three months ended September 30, 2021 was due to the decrease in home closings from 433 to 380 while these expenses increased over the nine months ended September 30, 2021 in line with the increase in home sales and revenue during this period. The increase in total sales, marketing and general and administrative expenses for the nine months ended September 30, 2021 was primarily due to higher closing costs due to the increase in home deliveries and $4.5 million of transaction related expenses related to the Merger. The Vintage acquisition and other potential acquisitions, along with an increase in other general and administrative expenses related to being a publicly traded company also drove the increase in both the three and nine months ended September 30, 2021.

Net New Home Orders, Dollar Value of Orders, and Monthly Absorption Rates

Changes in the dollar value of net new orders are impacted by changes in the number of net new orders and the ASP of those homes. Monthly Absorption Rate is calculated as total net new orders per period, divided by the average active communities during the period, divided by the number of months per period.

	Three Months Ended September 30,
	2021				2020				% Change
	Homes	Dollar Value	ASP	Monthly Absorption Rate	Homes	Dollar Value	ASP	Monthly Absorption Rate	Homes	Dollar Value	ASP	Monthly Absorption Rate
	(dollars in thousands)
Arizona	98	$47,922	$489	2.5	292	$96,201	$329	5.8	(66%)	(50%)	49%	(57%)
California	142	107,442	757	4.6	212	182,862	863	5.9	(33%)	(41%)	(12)%	(22%)
Florida	29	13,869	478	1.1	—	—	N/A	—	N/A	N/A	N/A	N/A
Metro New York	8	13,220	1,653	2.7	—	—	N/A	—	N/A	N/A	N/A	N/A
Texas(1)	(2)	2,487	N/A	(0.4)	—	—	N/A	—	N/A	N/A	N/A	N/A
Total	275	$184,940	$673	2.6	504	$279,063	$554	5.9	(45%)	(34%)	21%	(56%)
(1)    The ASP calculation for our Texas segment is not a meaningful disclosure as presented above due to cancellations exceeding sales as contracts are renegotiated. Our three new sales contracts during the three months ended September 30, 2021 had an ASP of $1,088 thousand.

	Nine Months Ended September 30,
	2021				2020				% Change
	Homes	Dollar Value	ASP	Monthly Absorption Rate	Homes	Dollar Value	ASP	Monthly Absorption Rate	Homes	Dollar Value	ASP	Monthly Absorption Rate
	(dollars in thousands)
Arizona	531	$213,907	$403	4.4	1,009	$306,142	$303	5.9	(47%)	(30%)	33%	(25%)
California	422	379,979	900	4.2	467	426,882	914	4.6	(10%)	(11%)	(2)%	(9%)
Florida(1)	76	35,556	468	1.6	—	—	N/A	—	N/A	N/A	N/A	N/A
Metro New York	13	26,518	2,040	2.4	—	—	N/A	—	N/A	N/A	N/A	N/A
Texas (1)(2)	(11)	(5,584)	N/A	(1.6)	—	—	N/A	—	N/A	N/A	N/A	N/A
Total	1,031	$650,376	$631	3.7	1,476	$733,024	$497	5.5	(30%)	(11%)	27%	(33%)
(1)    Monthly absorption rates for Florida and Texas in 2021 are based on five months, for the time subsequent to the acquisition of Vintage in May 2021.
(2)    The ASP calculation for our Texas segment is not a meaningful disclosure as presented above due to cancellations exceeding sales as contracts are renegotiated. Our three new sales contracts during the nine months ended September 30, 2021 had an ASP of $1,088 thousand.

For the three and nine months ended September 30, 2021, the decrease in net new orders and dollar value in Arizona is primarily due to us intentionally delaying entering into sales contracts. We are experiencing constraints in our production processes due to labor and material shortages for homes currently under construction which has extended our production cycle. We expect such delays are likely to continue through the remainder of the year. The decrease in the dollar value of net new home orders was partially offset by a 49% and 33% increase in ASP during the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020. This is primarily due to price appreciation in the Arizona market and a larger number of homes in communities with higher-end products.

For the three and nine months ended September 30, 2021, the decrease in net new orders in California was primarily due to an decrease in the number of active communities as a number of active communities sold out in the comparable periods.

The Company began operations in the Florida and Texas segments in May 2021 following the acquisition of Vintage. Our Texas segment had eleven cancellations due to pre-acquisition sales contracts that did not reflect current costs. During the three months ended September 30, 2021, pre-acquisition contracts continued to be renegotiated or cancelled and the associated homes resold, increasing the sales dollar value of new sales and the ASP of homes in backlog.

The Metro New York segment began selling homes during the nine months ended September 30, 2021 at its one active community.

Average Selling Communities

Average Selling Communities is the sum of communities actively selling homes each month, divided by the total months in the calculation period.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	% Change	2020	2021	% Change	2020
Arizona	13.3	(20%)	16.7	13.3	(30%)	18.9
California	10.3	(14%)	12.0	11.1	(1%)	11.2
Florida(1)	9.0	N/A	—	9.6	N/A	—
Metro New York(2)	1.0	N/A	—	0.6	N/A	—
Texas(1)	1.7	N/A	—	1.4	N/A	—
Total	35.3	23%	28.7	31.1	3%	30.1
(1)    Average selling communities calculations for Florida and Texas in 2021 are based on five months, for the time subsequent to the acquisition of Vintage in May 2021.
(2)    Metro New York began selling at one community in May 2021.

Backlog

Backlog reflects the number of homes, net of cancellations, for which we have entered into a sales contract with a customer but have not yet delivered the home.

	September 30, 2021			September 30, 2020			% Change
	Homes	Dollar Value	ASP	Homes	Dollar Value	ASP	Homes	Dollar Value	ASP
	(dollars in thousands)
Arizona	479	$194,031	$405	653	$203,914	$312	(27)%	(5)%	30%
California	280	249,709	892	269	235,650	876	4%	6%	2%
Florida(1)	301	118,632	394	—	—	N/A	N/A	N/A	N/A
Metro New York	13	26,518	2,040	—	—	N/A	N/A	N/A	N/A
Texas(2)	19	17,347	913	—	—	N/A	N/A	N/A	N/A
Total	1,092	$606,237	$555	922	$439,564	$477	18%	38%	16%
(1)    Backlog acquired in Florida at the date of the Vintage acquisition was 377 homes with a value of $138,483 thousand.
(2)    Backlog acquired in Texas at the date of the Vintage acquisition was 40 homes with a value of $31,318 thousand.

The increase in the number of backlog homes and value as of September 30, 2021 as compared to September 30, 2020 is primarily attributable to the Vintage acquisition which added backlog in the Florida and Texas segments. Additionally, the Metro New York segment began sales in May of 2021. The increase in value and ASP coincides with price appreciation for the net new home orders for the three and nine months ended September 30, 2021.

Lots Owned or Controlled

The table below summarizes the lots owned or controlled by reportable segment as of the dates presented. Lots controlled includes lots where we have placed a deposit and have a signed purchase contract or rolling option contract.

	September 30, 2021			December 31, 2020
	Lots Owned	Lots Controlled	Total	Lots Owned	Lots Controlled	Total	% Change
Arizona	3,842	1,246	5,088	3,094	1,770	4,864	5%
California	1,005	1,137	2,142	1,104	662	1,766	21%
Florida	806	697	1,503	—	—	—	N/A
Metro New York	50	—	50	50	—	50	—%
Texas	55	918	973	—	—	—	N/A
Total	5,758	3,998	9,756	4,248	2,432	6,680	46%

The total lots owned and controlled at September 30, 2021 increased 46% from December 31, 2020, primarily due to the acquisition of Vintage, which added approximately 1,800 lots owned and controlled, as well as recent land acquisitions and option contracts in Arizona, California, and Texas.

Equity in Net Income (Loss) of Unconsolidated Joint Ventures

As of September 30, 2021 and December 31, 2020, we held membership interests in two unconsolidated joint ventures related to homebuilding activities, both of which are part of the Metro New York segment. As of September 30, 2021, one of the joint ventures, Avora, had active homebuilding activities with orders and deliveries, while the other, LS-Boston Point LLC ("Boston Point"), was effectively closed out with only customary post-closing, warranty-related activities remaining.

Our share of joint venture income for the three and nine months ended September 30, 2021 was $0.2 million and $0.8 million, respectively, compared to losses of $0.6 million and $16.2 million for the three and nine months ended September 30, 2020. The Company's joint venture loss during the nine months ended September 30, 2020 was due to an impairment charge at the underlying project of $27.1 million due to slowing deliveries during the prior year arising from restrictions and delays due to COVID-19, increased competition from neighboring communities, and weaker pricing than expected.

The following sets forth supplemental operational and financial information about the unconsolidated joint ventures. Such information is not included directly in the financial statements, but is reflected in the results as a component of equity in net (loss) income of unconsolidated joint ventures. This data is included for informational purposes only.

	Nine Months Ended September 30,
	2021	2020
Unconsolidated Joint Ventures Operational Data	(dollars in thousands)
Net new home orders	29	26
New homes delivered	30	26
Selling communities at end of period	1	1
Backlog (dollar value)	$5,207	$7,752
Backlog (homes)	3	6
Units owned and controlled	9	46

Provision (Benefit) for Income Taxes

The provision (benefit) for income taxes for the nine months ended September 30, 2021 was a provision of $3.2 million, as compared to a benefit of $6.7 million for the nine months ended September 30, 2020. The effective tax rate for the nine months ended September 30, 2021 was 18.1%, as compared to 25.4% for the nine months ended

September 30, 2020. The difference between the statutory tax rate and the effective tax rate for the nine months ended September 30, 2021 is primarily related to state income taxes net of federal income tax benefits, estimated deduction limitations for executive compensation, warrant fair market value adjustments, the gain on forgiveness of the PPP loan, and tax credits for energy efficient homes. The difference between the statutory tax rate and the effective tax rate for the nine months ended September 30, 2020 is primarily related to state income taxes net of federal income tax benefits and tax credits for energy efficient homes.

The accounting for deferred taxes is based upon estimates of future results. Differences between the anticipated and actual outcomes of these future results could have a material impact on the Company’s consolidated results of operations or financial position. Also, changes in existing federal and state tax laws and tax rates could affect future tax results and the valuation of the Company’s deferred tax assets.

Other income (expense), net

Other income (expense), net for the nine months ended September 30, 2021 reflects the $4.3 million gain on our Paycheck Protection Program ("PPP") loan forgiveness partially offset by other expenses.

Critical Accounting Policies

Critical accounting estimates are those that we believe are both significant and that require us to make difficult, subjective or complex judgments, often because we need to estimate the effect of inherently uncertain matters. We base our estimates and judgments on historical experiences and various other factors that we believe to be appropriate under the circumstances. Actual results may differ from these estimates, and the estimates included in the consolidated financial statements might be impacted if we used different assumptions or conditions. There have been no material changes to our critical accounting policies and estimates as compared to those described in our Form 8-K/A, which contains our annual report for the fiscal year ended December 31, 2020, except as noted below.

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

Liquidity and Capital Resources

Overview

As of September 30, 2021, we had $82.4 million of cash, cash equivalents, and restricted cash, a $27.7 million decrease from December 31, 2020, primarily due to an increase in real estate inventories of $123.9 million and payment of $54.6 million for the Vintage acquisition. These payments were partially offset by $64.4 million of net cash received in the Merger, an increase in net debt borrowings of $67.5 million, and $17.9 million received through distributions from our Avora joint venture.

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

We intend to utilize debt as part of our ongoing financial strategy, coupled with redeployment of cash flows from operations to finance our business. As of September 30, 2021, we had outstanding borrowings of $367.2 million in aggregate principal, excluding deferred loan costs. We will consider a number of factors when evaluating our level of indebtedness and when making decisions regarding the incurrence of new indebtedness, including the purchase price of assets to be acquired with debt financing, the market value of our assets and the ability of particular assets, and our business as a whole, to generate cash flow to cover the expected debt service. In addition, our credit facilities contain certain financial covenants, among others, that limit the amount of leverage we can maintain, and minimum tangible net worth and liquidity requirements. See below for discussion of the new $500 million credit facility that we entered into in October 2021.

We believe that we will be able to fund our current and foreseeable liquidity needs with our cash on hand, cash generated from operations, and cash expected to be available from our credit facilities or through accessing debt or equity capital as needed.

Credit Facilities

The Company has a secured line of credit ("LOC") with total commitments of $195.0 million and a maturity date of February 2024. The LOC has a variable interest rate of Prime plus 1.25% with a floor of 5.25%. As of September 30, 2021, the interest rate was 5.25%. As of September 30, 2021, the total available amount under the credit facility based on the collateral within the LOC was $188.9 million, of which there was $125.2 million outstanding, compared to $65.5 million outstanding as of December 31, 2020.

In connection with the acquisition of GWH, the Company entered into an additional $75.0 million line of credit ("LOC2") with a bank, that was later expanded to $150.0 million. On the date of acquisition, the Company drew $70.0 million from the LOC2. The LOC2 has an interest rate of Prime plus 1.00% with a floor of 5.00% and matures in January 2024. As of September 30, 2021, the total available amount under the LOC2 based on the borrowing base was $150.0 million, of which there was $121.8 million outstanding, compared to $74.6 million outstanding as of December 31, 2020.

We had a total of $119.5 million in project specific construction, secured loan agreements ("Construction Loans") outstanding as of September 30, 2021 with various banks, and maturity dates extending from June 2022 to March 2024. The maturity dates of the Construction Loans generally coincide with the estimated completion dates of the underlying communities and collateral. The Construction Loans have variable interest rates based on Prime or LIBOR and as of September 30, 2021, ranged from 4.00% to 5.50%. In 2018, the Company assumed two loans from a third-party land seller in connection with the acquisition of real estate inventories. Both loans have a variable interest rate of LIBOR plus 6.50% with a floor of 8.25%. As of September 30, 2021, the interest rate on both loans was 8.25%.
On October 6, 2021, we entered into a credit agreement with two banks ( the "Credit Agreement"). The Credit Agreement provides for a senior unsecured borrowing of up to $500 million. We may increase the borrowing amount up to $850 million in future periods. Borrowings under the Credit Agreement bear interest at LIBOR plus 3.25% or Prime Rate plus 2.25% with a floor of 3.75%. The Credit Agreement matures on October 6, 2024. Concurrently with our entry into the Credit Agreement, we paid off the LOC, the LOC2 and all but one of our Construction Loans.

We received a PPP loan during the second quarter of 2020 in the amount of $4.3 million. We received a notice of forgiveness of the PPP loan in June 2021. The forgiveness was recorded as other income in the consolidated statements of operations of the Company.

Letters of Credit and Performance Bonds

In the normal course of business, we post letters of credit and performance bonds related to the land development performance obligations with local municipalities. As of September 30, 2021 and December 31, 2020, we had $114.3 million and $78.0 million, respectively, in performance bonds issued and outstanding. Although significant development and construction activities have been completed related to the improvements at these sites, the letters of credit and performance bonds are generally not released until all development and construction activities are completed.

Financial Covenants

Our loans have certain financial covenants, including requirements for us to maintain a minimum liquidity balance, minimum tangible net worth, gross profit margin, leverage and interest coverage ratios. See the table below for the covenant calculations.

	September 30, 2021		December 31, 2020
Financial Covenants	Actual	Covenant Requirement	Actual	Covenant Requirement
	(dollars in thousands)		(dollars in thousands)
Minimum Liquidity Covenant	$82,360	$40,000	$105,778	$40,000
Interest Coverage Ratio - EBITDA to Interest Incurred (¹)	3.0	1.5	2.4	1.0
Tangible Net Worth	$555,092	$189,832	$588,702	$189,832
Maximum Leverage Ratio (²)	39.5%	<65%	34.3%	<75%
Annual Gross Margin (3)	N/A	N/A	12.9%	11.0%
Annual Net Margin (3)	N/A	N/A	4.8%	3.5%
(1)     Calculation is based on Adjusted EBITDA.
(2)     Calculation is consolidated debt divided by total capitalization excluding the effects of goodwill.
(3)     Calculation is N/A as of September 30, 2021 as these covenant requirements are only on an annual basis.

The loan agreements also contain certain restrictive covenants, including limitations on incurrence of other indebtedness, liens, dividends and other distributions, asset dispositions, investments, and limitations on fundamental changes. The agreements contain customary events of default, subject to cure periods in certain circumstances, that would result in the termination of the commitments and permit the lender to accelerate payment on outstanding borrowings. These events of default include nonpayment of principal, interest and fees or other amounts; violation of covenants; inaccuracy of representations and warranties; cross default to certain other indebtedness; unpaid judgments; change in control; and certain bankruptcy and other insolvency events. As of September 30, 2021, we were in compliance with all required covenants.

Cash Flows—Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020

For the nine months ended September 30, 2021 and 2020, the comparison of cash flows is as follows:

•Net cash used in operating activities was $125.9 million during the nine months ended September 30, 2021 compared to $48.8 million used during the same period in 2020. The change in net cash used was primarily due to an increase in spending on real estate inventories of $123.9 million compared to $60.7 million in the same period in 2020, which was the result of additional land acquisitions and higher construction costs during the period related to a higher number of communities, a portion of which have not yet begun selling homes. The decrease in accrued expenses of $28.1 million was primarily related to the decrease in land development and home construction accrual due to the closing and completion of communities in the California segment. This increased spending on real estate inventories and decrease in accrued liabilities was partially offset by an increase in accounts payable at the end of the period.

•Net cash used in investing activities was $29.0 million during the nine months ended September 30, 2021, compared to $130.0 million cash used during the same period in 2020. This difference was primarily related to the size of our acquisitions in the comparable periods. Payments for the acquisition of Vintage during the nine months ended September 30, 2021, net of cash received, was $44.5 million while payments for the acquisition of GWH during the nine months ended September 30, 2020, net of cash received was $128.5 million. Distributions of capital from unconsolidated joint ventures provided $17.9 million of cash in the nine months ended September 30, 2021.

•Net cash provided by financing activities was $127.2 million during the nine months ended September 30, 2021, compared to $109.3 million during the same period in 2020. The increase was largely due to net proceeds of $64.4 million from the Merger which consisted of cash proceeds of $100.7 million less cash paid to the public warrant holders to amend the public warrants of $28.7 million and $7.5 million paid for offering related costs. Cash from the Merger was also used to pay off a convertible note of $1.5 million assumed in the Merger. Additionally, there were net borrowings from notes and other debts payable of $67.5 million for the nine months ended September 30, 2021. Net cash provided by financing activities for the nine months ended September 30, 2020 was primarily due to net borrowings from notes and other debts payable of $136.7 million stemming from the acquisition of GWH, partially offset by a $15.4 million final distribution to noncontrolling interest related to one of our consolidated joint ventures.

Off-Balance Sheet Arrangements

Option Contracts

In the ordinary course of business, we enter into land purchase contracts in order to procure lots for the construction of homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require a cash deposit, and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers and others as a method of acquiring land in staged takedowns, to help manage the financial and market risk associated with land holdings, and to reduce the use of funds from financing sources. Option contracts generally require payment of a non-refundable deposit for the right to acquire lots over a specified period of time at pre-determined prices. Our obligations with respect to purchase contracts and option contracts are generally limited to the forfeiture of the related non-refundable cash deposits. As of September 30, 2021, we had outstanding purchase and option contracts totaling $375.5 million, and had $53.8 million of related cash deposits pertaining to these contracts.

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

Contractual Obligations

The contractual obligations as of September 30, 2021 were as follows:

	Payments due by Periods
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
	(dollars in thousands)
Long-term debt maturities (1)	$367,237	$11	$118,874	$248,352	$—
Operating leases (2)	7,610	449	3,437	2,479	1,245
Land option and purchase contracts (3)	375,506	33,932	304,346	37,228	—
Total contractual obligations	$750,353	$34,392	$426,657	$288,059	$1,245
(1)     Principal payments in accordance with the LOC, LOC2, Construction Loans, and other loans payable.
(2)     Operating lease obligations do not include payments to property owners covering common area maintenance charges.
(3)     Includes the remaining purchase price for all land option and purchase contracts, net of deposits, as of September 30, 2021.

We are subject to certain obligations associated with entering into contracts (including land purchase contracts) for the purchase, development, and sale of real estate in the routine conduct of business. Option contracts for the purchase of land enable us to defer acquiring portions of properties owned by third parties until the Company has determined whether to exercise its option, which may serve to reduce its financial risks associated with long-term land holdings. As of September 30, 2021, the Company had $53.8 million of deposits, of which $0.1 million are refundable. We expect to acquire the majority of such land within the next four years. The Company's performance, including the timing and amount of purchase, if any, on the remaining purchase and option contracts is subject to change.

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

See table below reconciling this non-GAAP measure to the ratio of debt to capital.

	September 30, 2021	December 31, 2020
	(dollars in thousands)
Total notes and other debts payable, net	$361,735	$264,809
Total equity	579,550	529,486
Total capital	$941,285	$794,295
Ratio of debt to capital	38.4%	33.3%

Total notes and other debts payable, net	$361,735	$264,809
Less: cash, cash equivalents and restricted cash	82,360	110,048
Net debt	279,375	154,761
Total equity	579,550	529,486
Net capital	$858,925	$684,247
Ratio of net debt to net capital	32.5%	22.6%

EBITDA and Adjusted EBITDA

The following table presents EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2021 and 2020. Adjusted EBITDA is a non-GAAP financial measure used by management in evaluating operating performance. We define Adjusted EBITDA as net income before (i) income tax expense (benefit), (ii) interest expenses, (iii) depreciation and amortization, (iv) inventory impairments, (v) purchase accounting adjustments for acquired work in process inventory related to business combinations, (vi) (gain) loss on debt extinguishment, (vii) transaction costs related to the Merger and business combinations, (viii) the impact of income or loss allocations from our unconsolidated joint ventures, (ix) gain on forgiveness of PPP loan, and (x) gain (loss) on remeasurement of warrant liability. We believe Adjusted EBITDA provides an indicator of general economic performance that is not affected by fluctuations in interest, effective tax rates, levels of depreciation and amortization, and items considered to be non-recurring. The economic activity related to our unconsolidated joint ventures is not core to our operations and is the reason we have excluded those amounts. Accordingly, we believe this measure is useful for comparing our core operating performance from period to period. Our presentation of Adjusted EBITDA should not be considered as an indication that our future results will be unaffected by unusual or non-recurring items.

	Three Months Ended September 30,
	2021	2020
	(dollars in thousands)
Net income (loss)	$10,782	$3,174
Provision (benefit) for income taxes	2,977	993
Interest in cost of sales	7,282	10,878
Interest relieved to equity in net loss (income) of unconsolidated joint ventures	281	281
Interest expense	11	—
Depreciation and amortization expense	1,287	899
EBITDA	22,620	16,225
Inventory impairments	—	—
Purchase price accounting in cost of home sales	3,840	3,916
Transaction costs	328	234
Equity in net (income) loss of unconsolidated joint ventures, net of interest	(449)	335
(Gain) loss on remeasurement of warrant liability	(7,040)	—
Less: Imputed interest in cost of sales (1)	—	(388)
Adjusted EBITDA	$19,299	$20,322
(1)     Imputed interest related to a land banking transaction that was treated as a product financing arrangement.

	Nine Months Ended September 30,
	2021	2020
	(dollars in thousands)
Net income (loss)	$14,346	$(19,742)
Provision (benefit) for income taxes	3,160	(6,738)
Interest in cost of sales	25,648	23,578
Interest relieved to equity in net loss (income) of unconsolidated joint ventures	1,056	915
Interest expense	32	11
Depreciation and amortization expense	3,240	2,684
EBITDA	47,482	708
Inventory impairments	—	3,413
Purchase price accounting in cost of home sales	10,969	9,495
Transaction costs	4,492	709
Equity in net (income) loss of unconsolidated joint ventures, net of interest	(1,870)	15,314
Gain on PPP loan forgiveness	(4,266)	—
(Gain) loss on remeasurement of warrant liability	3,245	—
Less: Imputed interest in cost of sales (1)	—	(776)
Adjusted EBITDA	$60,052	$28,863
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

	Three Months Ended September 30,
	2021	2020
	(dollars in thousands)
Net income (loss) attributable to Landsea Homes Corporation	$10,797	$3,184

Previously capitalized related party interest included in cost of sales	2,571	4,113
Equity in net (income) loss of unconsolidated joint ventures	(168)	616
Purchase price accounting for acquired inventory	3,840	3,916
(Gain) loss on remeasurement of warrant liability	(7,040)	—
Total adjustments	(797)	8,645
Tax-effected adjustments (1)	(2,458)	6,585

Adjusted net income attributable to Landsea Homes Corporation	$8,339	$9,769
(1)    Our tax-effected adjustments are based on our federal rate and a blended state rate adjusted for certain discrete items.

	Nine Months Ended September 30,
	2021	2020
	(dollars in thousands)
Net income (loss) attributable to Landsea Homes Corporation	$14,387	$(19,622)

Inventory impairments	—	3,413
Previously capitalized related party interest included in cost of sales	9,813	8,653
Equity in net (income) loss of unconsolidated joint ventures	(814)	16,229
Purchase price accounting for acquired inventory	10,969	9,495
Merger related transaction costs	2,656	—
Gain on PPP loan forgiveness	(4,266)	—
(Gain) loss on remeasurement of warrant liability	3,245	—
Total adjustments	21,603	37,790
Tax-effected adjustments (1)	15,583	28,174

Adjusted net income attributable to Landsea Homes Corporation	$29,970	$8,552
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

As of September 30, 2021, management, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of such date due to material weaknesses in internal control over financial reporting as described under the section Material Weaknesses in Internal Control Over Financial Reporting below.

Based upon SEC staff guidance, an assessment of internal controls over financial reporting of a recently acquired business may be excluded from management's evaluation of disclosure controls and procedures for up to a year from the date of acquisition. We excluded Vintage Estate Homes from our assessment of disclosure controls and procedures as of September 30, 2021 because it was acquired by the Company in a purchase business combination during the second quarter 2021. The elements of the acquired business’ internal controls over financial reporting that have been excluded represent less than 1% of our total assets as of September 30, 2021, 18% of our total revenue for the three months ended September 30, 2021, and 12% of our total revenue for the nine months ended September 30, 2021.

Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. We did not design and maintain an effective control environment commensurate with our financial reporting requirements. Specifically, we lacked a sufficient complement of resources with (i) an appropriate level of accounting and information technology knowledge, experience and training to appropriately analyze, record and disclose accounting matters timely and accurately and (ii) an appropriate level of knowledge and experience to establish effective processes and controls. This material weakness did not result in any adjustments to the consolidated financial statements.

This material weakness contributed to the following additional material weaknesses:

•We did not design and maintain formal accounting policies, procedures and controls, or maintain documentary evidence of existing control activities to achieve complete, accurate and timely financial accounting, reporting and disclosures, including adequate controls over the period-end financial reporting process, the preparation and review of account reconciliations and journal entries, including segregation of duties. This material weakness did not result in any adjustments to the consolidated financial statements.

•As previously disclosed in “Part II. Item 9A. Controls and Procedures” in our Annual Report on Form 10-K/A for the year ended December 31, 2020, we did not design and maintain effective controls over the accounting of warrants issued in connection with the initial public offering of LF Capital and assumed by Landsea Homes Corporation in the merger. This material weakness resulted in a material misstatement related to the accounting for the warrants in the historical financial statements of LF Capital for the periods presented in that Form 10-K/A.

Additionally, each of the material weaknesses described above could result in a misstatement of one or more account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Remediation Efforts

Management has redesigned the existing control that resulted in the material weakness over accounting for warrants. In redesigning the control, management has implemented a specific control activity to include a review of the accounting for warrants by the Corporate Controller, in consultation with third party experts. Although we have redesigned the control as described above, the control has not been in place and has not operated for a sufficient period of time as of September 30, 2021 to demonstrate the material weakness has been remediated.

We are currently in the process of evaluating the design of controls and implementing measures to address the underlying causes of the material weaknesses related to an insufficient complement of resources with an appropriate level of expertise, knowledge and training and inadequate documentation of controls.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Item 1, Part 1, “Note 10. Commitments and Contingencies - Legal.”

Item 1A. Risk Factors

There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2020 that was filed with the SEC on July 6, 2021 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 that was filed with the SEC on May 17, 2021, except as follows:

Our internal controls over financial reporting are not currently effective in accordance with Section 404 of the Sarbanes-Oxley Act (“SOX”) and our independent registered public accounting firm may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business and reputation.

As a public company, we are required to comply with the SEC’s rules implementing Sections 302 and 404 of SOX, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of internal control over financial reporting. The standards required for a public company under Section 404 of SOX are significantly more stringent than those that were previously required of Landsea Homes Corporation. We currently have limited accounting personnel and other supervisory resources to execute our accounting processes and address internal control over financial reporting. We may in the future experience difficulty meeting our reporting requirements in a timely manner. To comply with SOX and related requirements, we continue to refine and develop our disclosure controls and other internal control procedures. We have needed and will continue to undertake various actions, such as implementing additional internal controls and procedures, adopting additional technologies, and hiring additional accounting, financial, and internal audit staff.

During review and testing of our internal controls over financial reporting, we have identified deficiencies and material weaknesses and may not be able to remediate them in a timely manner. Further, as we are an emerging growth company, our independent registered public accounting firm is not currently required to formally attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404. At such time as this attestation is required, our independent registered public accounting firm may be unable to express a favorable opinion as to the effectiveness of our internal controls over financial reporting or issue a report that is adverse in the event that one or more material weaknesses exist as a company’s internal control over financial reporting cannot be considered effective if one or more material weaknesses exist. Subsequent testing of our internal controls by us or our independent registered public accounting firm may reveal additional deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. If we identify additional material weaknesses in the internal control over our financial reporting or are unable to comply with the requirements of Section 404 or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express a favorable opinion as to the effectiveness of our internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our securities could be negatively affected, and we could become subject to investigations by the SEC or other regulatory authorities, which could require additional financial and management resources.

Testing and maintaining these controls can divert our management’s attention from other matters that are also important to the operation of our business. New or existing controls may be inadequate over time as our business and accounting standards evolve. We have limited experience implementing the controls and systems that are necessary to operate as a public company and adopting changes in accounting principles or interpretations that are mandated by regulatory bodies. Implementing new internal controls can be disruptive to our business, including if such controls do not work as planned, or we experience issues arising before and after their implementation.

Our internal controls over financial reporting cannot prevent or detect all errors or fraud. No control system, no matter how well designed and operated, can provide absolute assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

We have identified material weaknesses in our internal control over financial reporting and in the future, may identify additional material weaknesses or fail to maintain an effective system of controls. If we are not able to remediate the material weaknesses and otherwise maintain an effective system of internal control over financial reporting, the reliability of our financial reporting, investor confidence in our Company and the value of our common stock and warrants could be adversely affected and our access to the capital markets could be impaired.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As disclosed in Part I, Item 4 of this report, in preparation of our quarterly financial statements as of and for the period ended September 30, 2021, we identified material weaknesses in our internal control over financial reporting as we did not design and maintain an effective control environment commensurate with our financial reporting requirements. As previously disclosed in “Part II. Item 9A. Controls and Procedures” in our Annual Report on Form 10-K/A for the year ended December 31, 2020, we also determined that the Company did not design and maintain effective controls over the accounting of warrants issued in connection with the initial public offering of LF Capital and assumed by Landsea Homes Corporation in the Merger. If we are unable to remediate these material weaknesses and otherwise establish and maintain an effective system of internal control over financial reporting, or if additional material weaknesses are identified in the future, these material weaknesses could result in material misstatements of account balances or disclosures that would result in a material misstatement or interim consolidated financial statements that would not be prevented or detected on a timely basis and we may not be able to accurately or timely report our financial results, which may cause our investors to lose confidence in us and adversely affect the market price of our common stock and warrants could be adversely affected or cause our access to capital markets to be impaired.

As an “emerging growth company” we are not currently required to comply with the SEC rules that implement Section 404 of the SOX, and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. As management continues to evaluate their internal control environment in preparation for compliance with Section 404 of SOX, additional material weaknesses may be identified.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On November 8, 2021, the Company’s Board of Directors established June 8, 2022 as the date of the Company’s 2022 annual meeting of stockholders (the “2022 Annual Meeting”) and set April 11, 2022 as the record date for determining stockholders who are eligible to receive notice of and vote at the 2022 Annual Meeting. The Company will publish additional details regarding the exact time, location and matters to be voted on at the 2022 Annual Meeting in the Company’s proxy statement for the 2022 Annual Meeting. Because the date of the 2022 Annual

Meeting represents a change of more than 30 calendar days from the anniversary of the Company’s 2021 annual meeting of stockholders (the “2021 Annual Meeting”), the deadlines for stockholders to submit proposals under Rule 14a-8 and under the Company’s Amended and Restated Bylaws for the 2022 Annual Meeting as set forth in the Company’s definitive proxy statement for the 2021 Annual Meeting are no longer applicable.

Rule 14a-8 Proposals Deadline. Stockholder proposals intended for inclusion in the Company’s definitive proxy statement for the 2022 Annual Meeting pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended, must be received at the Company’s principal executive office not later than the close of business on December 23, 2021 (which the Company believes is a reasonable time before it begins to print and send its proxy materials).

Advance Notice Deadlines. The Company’s Amended and Restated Bylaws provide notice procedures for stockholders to nominate a person as a director and to propose business to be considered by stockholders at a meeting (but not for inclusion in the proxy statement). Notice of a nomination or proposal must be delivered no later than the close of business on the 90th day, nor earlier than the close of business on the 120th day prior to, the first anniversary of the preceding year’s annual meeting; provided, however, that in the event that the date of the annual meeting is more than 30 days before or more than 60 days after such anniversary date, notice by the stockholder to be timely must be so delivered not earlier than the close of business on the 120th day prior to such annual meeting and not later than the close of business on the later of (i) the 90th day prior to such annual meeting or (ii) the 10th day following the day on which public announcement of the date of the annual meeting is first made by us. Accordingly, for our 2022 Annual Meeting, notice of a nomination or proposal must be delivered to us no later than March 10, 2022 and no earlier than February 8, 2022. Nominations and proposals also must satisfy the other requirements set forth in the bylaws.

All submissions must be made to Secretary, Landsea Homes Corporation, 660 Newport Center Drive, Suite 300, Newport Beach, CA 92660.

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
10.1
Credit Agreement, dated October 6, 2021, by and among Landsea Homes Corporation, as borrower, Western Alliance Bank as administrative agent, Western Alliance Bank and BofA Securities, Inc., as joint lead arrangers and joint bookrunners, and the lender parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 7, 2021)

31.1*	Certification of John Ho, Chief Executive Officer of Landsea Homes Corporation, pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934
31.2*	Certification of John Ho, Interim Chief Financial Officer of Landsea Homes Corporation, pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934
32.1**	Certification of John Ho, Chief Executive Officer and Interim Chief Financial Officer of Landsea Homes Corporation, pursuant to 18 U.S.C. Section 1350
101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020; (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and 2020, (iii) Consolidated Statements of Equity for the three and nine months ended September 30, 2021 and 2020; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020 and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL (included as Exhibit 101).

*    Filed herewith.
**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Landsea Homes Corporation

Date: November 15, 2021	By:	/s/ John Ho
John Ho
Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive Officer)

Date: November 15, 2021	By:	/s/ Trent Schreiner
Trent Schreiner
Chief Accounting Officer
(Principal Accounting Officer)