Form 10-K
period 2021-12-31
Landsea Homes Corp
filed 2022-03-16
CIK 1721386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

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

As of June 30, 2021, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $91.6 million based on the closing sale price as reported on The Nasdaq Capital Market.

There were 46,436,185 shares of the registrant’s common stock issued and outstanding as of the close of business on March 9, 2022.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including, but not limited to, our expectations for future financial performance, business strategies or expectations for our business. These statements constitute projections, forecasts and forward-looking statements, and are not guarantees of performance. Landsea Homes cautions that forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time. Words such as “may,” “can,” “should,” “will,” “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target,” “look” or similar expressions may identify forward-looking statements. Specifically, forward-looking statements may include statements relating to:
•the future financial performance of the Company;
•changes in the market for Landsea Homes’ products and services; and
•expansion plans and opportunities.
These forward-looking statements are based on information available as of the date of this Annual Report and our management’s current expectations, forecasts, and assumptions, and involve a number of judgments, risks, and uncertainties that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in Item 1A. Risk Factors of this Annual Report and subsequent filings with the Securities and Exchange Commission (the “SEC”), as well as:
•The homebuilding industry is cyclical and adverse changes in general and local economic conditions could reduce the demand for homes and, as a result, could have a material adverse effect on Landsea Homes;
•If Landsea Homes is not able to develop communities successfully and in a timely manner, its revenues, financial condition and results of operations may be adversely impacted;
•Any geographic concentration could materially and adversely affect Landsea Homes if the homebuilding industry in its current markets should experience a decline;
•Because homes are relatively illiquid, Landsea Homes’ ability to promptly sell one or more properties for reasonable prices in response to changing economic, financial and investment conditions may be limited and it may be forced to hold non-income producing properties for extended periods of time;
•Landsea Homes relies on third-party suppliers and long supply chains, and if it fails to identify and develop relationships with a sufficient number of qualified suppliers, or if there is a significant interruption in the supply chains, Landsea Homes’ ability to timely and efficiently access raw materials that meet its standards for quality could be adversely affected; and
•The long-term sustainability and growth in the number of homes Landsea would deliver depends in part upon its ability to acquire developed lots ready for residential homebuilding on reasonable terms.
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

PART I

Item 1. Business

Overview

We are a rapidly growing homebuilder focused on providing High Performance Homes that deliver energy efficient living in highly attractive geographies. Headquartered in Newport Beach, California, we primarily engage in the design, construction, marketing and sale of suburban and urban single-family detached and attached homes in California, Arizona, Florida, Texas and Metro New York. While we offer a wide range of housing options, we primarily focus on entry-level and first-time move-up homes and believe our markets are characterized by attractive long-term housing fundamentals. Landsea Green Properties Co., Ltd (“Landsea Green”), indirectly owns 100% of our largest stockholder Landsea Holdings Corporation.

We design and build homes and communities throughout the nation that reflect modern living-inspired spaces and features built in vibrant, prime locations where they connect seamlessly with their surroundings and enhance the local lifestyle for living, working and playing. Our defining principle, "Live in your element", creates the foundation for our customers to live where they want to live and how they want to live in a home created especially for them. Drawing on new-home innovation and technology, including a partnership with a leading technology company, we are focused on sustainable, energy-efficient and environmentally friendly building practices that result in a lighter environmental impact, lower resource consumption and a reduced carbon footprint. The four pillars of our High Performance Homes platform are home automation, energy efficiency, sustainability, and enabling a healthy lifestyle. These pillars are reflected in such features as WiFi mesh networking, smart light switches, smart door locks, smart thermostats, WiFi garage door openers; LED lighting, premium air purifiers, and upgraded insulation. Our efficient home designs help reduce lumber, concrete, and building material waste on our jobsites. We are committed to achieving among the highest standards in design, quality and customer satisfaction and are a leader among our peers on several key operating and homebuilding metrics.

Our communities are positioned in attractive markets like Arizona, California, Florida, and Texas characterized by conditions like high in-migration, low new home supply levels, and high levels of employment. We are also prudently evaluating opportunities in new regional markets in which there is high demand and favorable population and employment growth as a result of proximity to job centers or primary transportation corridors.

Landsea Homes has been recognized locally and nationally for architecture, interior design, website, digital sales resources and more. Landsea Homes is in the top ratings of similar sized homebuilders nationally for positive customer experience in Eliant Homebuyers’ survey.

While we have construction expertise across a wide array of product offerings, we are focused on entry-level and first-time move-up homes. Additionally, we believe our high concentration in entry-level homes helps position us to meet changing market conditions and to optimize returns while strategically reducing portfolio risk. In addition, our attached and higher density products in certain markets enables us to keep our entry-level price point “attainable” and within reach of more new homebuyers. We believe that bringing attainable housing product helps to offset rising land and home costs and support our expansion into densely populated markets.

Landsea Homes’ revenue has grown rapidly from approximately $29 million in 2017 to over $1 billion in 2021. As of December 31, 2021, Landsea Homes owned or controlled 8,740 lots, of which 3,592 lots were under land option contracts or purchase contracts and 5,148 lots were owned. We believe that this represents approximately 3 to 4 years of supply under our current growth plan. We seek to invest in land inventory that we can efficiently develop over a 24-to-36-month horizon in order to maximize our returns on capital and minimize our exposure to market risk. We continue to evaluate new communities and to develop an attractive pipeline of land acquisition opportunities.

In California, Landsea Homes owned and controlled 1,906 lots as of December 31, 2021 in the high-demand San Francisco Bay Area, Los Angeles, Orange and San Bernardino counties.

In Arizona, Landsea Homes owned and controlled 4,398 lots as of December 31, 2021. Since entering the Arizona market two years ago, Landsea Homes has acquired several communities organically in addition to two Phoenix-based homebuilders. In June 2019, Landsea Homes acquired Pinnacle West Homes (“Pinnacle West”), a homebuilder focused in the Phoenix market. In January 2020, Landsea Homes acquired Garrett Walker Homes (“Garrett Walker”), a leading homebuilder and brand also in the metropolitan Phoenix area. As a result of these acquisitions, we have become one of the largest homebuilders in Arizona.

In Metro New York, Landsea Homes owned 50 lots as of December 31, 2021 related to one project in Manhattan. In addition, 3 lots in the Metro New York area are owned by LS-NJ Port Imperial Member, LLC (the “Avora JV”), an unconsolidated joint venture.

In May 2021 Landsea Homes acquired Vintage Estate Homes ("Vintage"), a specialized builder of affordable quality new homes in Florida and Texas. This acquisition expanded our operations into the Florida and Texas markets for the first time. Landsea Homes owned and controlled 1,423 lots in Florida and 963 lots in Texas as of December 31, 2021.

Net new home orders for Landsea Homes for the years ended December 31, 2021 and 2020 were approximately 1,471 and 1,891, respectively. For the year ended December 31, 2021, Landsea Homes delivered approximately 1,640 homes for total home sales revenue of $936 million. For the year ended December 31, 2020, Landsea Homes delivered approximately 1,527 homes for total home sales revenue of $735 million.

For the years ended December 31, 2021 and 2020 the average selling price (“ASP”) of homes delivered was approximately $571,000 and $481,000, respectively. As of December 31, 2021 and 2020, Landsea Homes had a backlog of 998 and 750 sold but unclosed homes, respectively with an associated sales value of $586 million and $389 million. The ASP of homes in backlog as of December 31, 2021 and 2020 was approximately $587,000 and $519,000, respectively.

Our Markets

We operate in five primary markets: Arizona, California, Florida, Metro New York, and Texas. The following table sets forth homebuilding and other revenue from each of these markets for the years indicated (in thousands):

	Year Ended December 31,
	2021	2020	2019
Arizona	$340,767	$320,691	$40,024
California	557,182	413,917	590,964
Florida	93,632	—	—
Metro New York	—	—	—
Texas	31,723	—	—
Total	$1,023,304	$734,608	$630,988

The Arizona market consists primarily of entry-level, single-family homes in Avondale, Buckeye, Chandler, Goodyear, Mesa, Phoenix, Queen Creek, Surprise, and Tolleson.

The California market consists of single-family detached and attached homes in (i) Alameda, Contra Costa, Marin, San Joaquin, and Santa Clara counties in Northern California and (ii) Los Angeles, Orange, and San Bernardino counties in Southern California.

The Florida market consists primarily of entry-level single-family homes and attached homes in high-growth metro Orlando and Palm Bay in Florida.

The New York Metro market consists of two condominium projects in premier locations: Chelsea neighborhood in New York City, New York and Port Imperial in Weehawken, New Jersey along the gold coast. The Avora JV project in Weehawken is an unconsolidated joint venture.

The Texas market consists of luxury single-family homes and a master-planned community around San Antonio and Austin.

These markets are generally characterized by high job growth and increasing populations, creating strong demand for new housing, and we believe they represent attractive homebuilding markets with opportunities for long-term growth. Moreover, our management team has deep market knowledge of the local homebuilding and development industries. We believe this experience and strong relationships with local market participants enable us to efficiently source, entitle, and close on land.

Impact of COVID-19

The impacts of the COVID-19 pandemic and the related restrictions across the United States began to impact our business at the end of the first quarter of 2020. This impacted our construction phases and our ability to complete the legal and regulatory steps to close homes. As restrictions related to COVID-19 eased, our ability to progress with home construction and related deliveries improved significantly during the remainder of 2020 and remained strong throughout 2021. With the lifting of restrictions we also saw significant increases in demand across our markets. We believe the increase in demand has been fueled by historically low interest rates on mortgage loans and a general tightening supply of homes for sale. These macroeconomic effects have allowed us to increase prices and derive additional revenue from our home deliveries; however we frequently see those increased revenues partially offset by higher costs associated with labor and supply shortages. In certain markets we have seen our construction cycle lengthen and in those markets we have slowed our home sales pace to more closely align with our production level. Based on the current availability of labor and materials, the stage of completion of our current homes in inventory, and production schedules, we expect to continue restricting the pace of our sales orders in some of our communities in the near term.

Our Competitive Strengths

Our primary business objective is to create long-term, above industry average returns for our stockholders through our commitment to securing growth-oriented land positions and providing High Performance Homes to our customers. We believe that the following strengths differentiate us from other public company homebuilders and position us well to execute our business strategy and capitalize on opportunities across our footprint.

Attractive Land Positions Focused on High Growth Areas

We have positioned our business to strategically grow by selecting markets with favorable population and employment growth as a result of proximity to job centers or primary transportation corridors. Currently, we are focused on the design, construction, and sale of innovative single-family detached and attached homes in planned communities in major metropolitan areas in Arizona, California, and Florida, with expanding operations in Texas. Additionally, we plan to evaluate opportunities in other markets opportunistically.

Generally, we believe that we have strong land positions strategically located within our core markets. We select communities in markets across the United States with high demand and convenient access to metropolitan areas that are generally characterized by a robust local economy and continued job growth, attraction of new residents and opportunities for potential homebuyers.

Strong Operational Discipline

Our management team possesses significant operating expertise, gleaned from its experiences with other public and private homebuilders. The perspective gained from that experience has helped shape the strict discipline and hands-on approach with which we are managed. From real-time “dashboard” updates on each project to monthly operating committee review and financial accountability at the project management level, our strict operating discipline is a key part of our strategy to maximize returns while minimizing risk.

High Performance Homes

We are committed to sustainability. We place heavy emphasis on environmental protection and are committed to delivering comfortable and eco-friendly residential properties to the market. We are committed to sustainable building practices and conduct multiple energy-efficient, sustainable, and environmentally-friendly practices that result in a lighter environmental impact, lower resource consumption and a reduced carbon footprint.

In 2019, Landsea Homes officially launched the High Performance Homes program in select communities across California and Arizona. The program focuses on home automation, sustainability, energy savings, and enabling a healthy lifestyle, four factors that we believe are highly desired by our customers.

As part of the High Performance Homes program, we have established a partnership with a leading technology company. High Performance Homes utilize that company’s proprietary software, which offers home automation options through applications on homebuyers’ mobile phones. Smart home automation options include a media manager device, MeshNet wireless internet throughout the home, entry door locks, thermostat control, garage door opener control, light dimmer switches, doorbell camera pre-wiring, and high-touch customer service with an individualized training session.

In addition, each High Performance Home includes upgraded roof, wall, and floor insulation, as well as more efficient mechanical systems, ENERGY STAR® rated appliances, and LED lighting. The cost-in-use features lower homebuyers’ monthly bills and are intended to encourage environmental awareness and stewardship. Other features central to our High Performance Homes, like state-of-the-art air purifiers, promote and enable homebuyers' pursuits to living a healthy lifestyle.

Our Growth Strategies

Building upon our success to date, we see a significant opportunity to drive long-term growth across our business by executing on the following growth strategies:

Strategy and Lot Position

Landsea Homes owned approximately 5,100 lots and had options to purchase approximately 3,600 additional lots as of December 31, 2021. We intend to continue to utilize our current inventory of lots and future land acquisitions to conduct our operating strategy, which consists of:

•converting our lot supply into active projects;
•maximizing revenue at communities;
•maintaining a low cost structure;
•acquiring land positions through disciplined acquisition strategies in key markets;
•leveraging an experienced management team;
•gaining access to growth capital while keeping a conservative leverage profile; and
•generating positive cash flows.

Acquire Attractive Land Positions While Reducing Risk

We believe that our reputation and extensive relationships with land sellers, master plan developers, financial institutions, brokers, and other builders will enable us to continue to acquire well-positioned land parcels in our target markets. Before contracting to acquire land, we complete our land acquisition process, which consists of performing due diligence, reviewing the status of entitlements to mitigate zoning and other development risk, and focusing on land as a component of a home’s cost structure, rather than on the land’s speculative value.

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

Offer a Diverse Range of Products with a Focus on Entry-Level and First-Time Move-Up Homes

We have construction expertise across an extensive product offering which allows us flexibility to pursue a wide array of land acquisition opportunities and appeal to a broad spectrum of potential homebuyers. We spend extensive time studying and designing our products through the use of architects, consultants, and homeowner focus groups in our target markets.

Our primary focus is on entry-level and first-time move-up homes where our attached and higher density products enable us to keep our entry-level price point more affordable and attainable and within reach of more new homebuyers. We believe that bringing attainable housing products helps to counter rising land and home costs and support our expansion into densely populated markets. We believe our high concentration in entry level and first-time move-up homes positions us to meet changing market conditions and to optimize returns while strategically reducing portfolio risk.

Our focus on entry-level and first-time move-up homes is part of our “pyramid” strategy in which the largest ratio of communities of entry level homes forms the base of the pyramid, followed by first-time move-up and then second-time move-up homes. At the top of the pyramid are our luxury homes that are the lowest in count and most selective in locations.

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

We combine decentralized management in those aspects of our business where we believe detailed knowledge of local market conditions is critical (such as governmental processing, construction, land development, accounts payable, and sales and marketing), with centralized management in those functions where we believe central control is required (such as approval of land acquisitions, finance, accounting, treasury, human resources, and legal matters). We have also made significant investments in systems and infrastructure to operate our business efficiently and to support our planned future growth as a result of executing our expansion strategy.

Business acquisitions

Along with growing organically through land purchases, construction, and home delivery, we have grown in larger steps by acquiring other homebuilders. Our criteria for such acquisitions includes: a cultural fit that can become a part of our business as a whole, a strong presence in desirable markets to either expand our footprint or deepen our position in the region, an effective local management team who can help the acquisition immediately grow our business, and long-term opportunities to continue to expand our business in the region. We will continue to evaluate future opportunities for business acquisitions as these criteria are met.

Description of Projects and Communities Under Development

The following table presents project information relating to each of Landsea Homes’ homebuilding markets as of December 31, 2021 and includes certain information that is forward-looking or predictive in nature and is based on expectations and projections about future events. Such information is subject to a number of risks and uncertainties, and actual results may differ materially from those expressed or forecast in the table below (dollars in thousands).

	Backlog	Lots Owned or Controlled	Homes Closed During the Year Ended December 31, 2021
Arizona	$181,232	4,398	771
California	226,376	1,906	617
Florida	115,538	1,423	232
Metro New York	50,687	50	—
Texas	12,348	963	20
Total	$586,181	8,740	1640

Backlog consists of sold homes under contracts that have not yet been delivered as of December 31, 2021. There is no assurance that delivery of sold homes will occur.

Lots owned or controlled as of December 31, 2021 include lots in backlog. Certain lots controlled are under land banking arrangements which are available to become owned and begin producing deliveries during 2022. Actual homes at completion may change prior to the marketing and sales of homes in these projects. The sales price ranges for these projects will be based on market conditions as well as other factors and will be determined upon the commencement of active selling. There can be no assurance that we will acquire any of the controlled lots reflected in these amounts.

Pending Land Acquisitions

As of December 31, 2021, Landsea Homes had options to acquire or were under contract to acquire land for an aggregate purchase price of approximately $399.1 million, net of deposits, on which it expects to build approximately 3,600 homes in approximately 20 communities across the markets in which we operate. As of December 31, 2021, Landsea Homes had paid $63.6 million in deposits relating to these pending acquisitions of which $63.6 million was nonrefundable. We utilize option contracts with land sellers and others as a method of acquiring land in staged takedowns, to help manage the financial and market risk associated with land holdings, and to reduce the use of funds from financing sources.

Land Acquisition Process

As of December 31, 2021, Landsea Homes owned or controlled approximately 90 communities containing approximately 8,700 lots under various stages of development. We believe that our current inventory of owned and controlled lots and lots under land option or purchase contracts will be adequate to supply our homebuilding operations for approximately three to four years.

Our acquisition strategy focuses on the development of entitled parcels that we can complete within approximately two to three years from the start of sales in order to reduce development and market cycle risk while maintaining an inventory of owned lots and lots under land option or purchase contracts sufficient for construction of homes over a three to four-year period. Our acquisition process generally includes the following steps, which may include the engagement of outside consultants, to reduce development and market cycle risk:

•review of the status of entitlements and other governmental processing, including title review;
•limitation on the size of an acquisition to minimize investment levels in any one project;
•completion of due diligence on the land parcel and/or holding entity prior to committing to the acquisition;

•preparation of detailed budgets for major cost categories;
•completion of environmental reviews and third-party market studies;
•utilization of options, joint ventures, mergers, equity purchases, and other acquisition arrangements, if necessary; and
•employment of centralized control of approval over all acquisitions through a land committee process.

We acquire land parcels pursuant to purchase agreements, many of which are structured as option contracts. Such option contracts require us to pay non-refundable deposits, which can vary by transaction, and entitle (but do not obligate) us to acquire the land, typically at fixed prices. The term within which we can exercise our option varies by transaction and the acquisition is often contingent upon the completion of entitlement or other work with regard to the land (which often include “backbone” improvements, such as the installation of main roads or sewer mains). Depending upon the transaction, we may be required to purchase all of the land subject to the option at once or we may have a right to acquire identified groups of lots over a specified timetable. In some transactions, a portion of the consideration that we pay for the land may be in the form of a profit share, which would be triggered upon exceeding an agreed-upon level of profit. In limited instances such as where we acquire land from a master developer that is part of a larger project, the seller may have repurchase rights entitling it to repurchase the land if we do not develop the land by an outside deadline (unless the delay is caused by certain circumstances outside our control) or seek to sell the land directly to a third party or indirectly through a change in control. Repurchase rights typically allow the seller to repurchase the land at our acquisition cost plus the cost of improvements made to the land and less a specified discount.

Sales and Marketing

We market homes through the extensive use of advertising and other promotional activities, including our website, in-house sales teams, digital media advertisements, brochures, email marketing, and the placement of signboards in the immediate areas of developments.

We normally build, decorate, furnish and landscape model homes for each community floorplan offering and maintain on-site model home sales offices, which typically are open seven days a week. We believe that model homes and sales offices play a particularly important role in our marketing efforts. Consequently, we expend a significant amount of effort to create an attractive atmosphere at our model homes and tailor the exteriors and interiors of each home to coincide with the lifestyles of targeted homebuyers.

We employ in-house commissioned sales personnel and occasionally outside brokers to sell our homes. In-house sales personnel typically work from sales offices located in model homes close to or in each community. Sales counselors assist potential buyers by providing them with floor plans, price information, development and construction timetables, tours of model homes and the selection of options. Sales counselors are licensed by the applicable real estate bodies in their respective markets and are trained by Landsea Homes. It is not required but preferred to have had prior experience selling new homes in the local market.

We also offer a virtual sales experience, which provides potential home shoppers with an experience that combines a variety of online tools, including 360° virtual tours, photo galleries, videos, interactive floor plans, interactive community site maps and local vicinity maps. We employ a team of dedicated inside sales counselors that support each division and community web leads, phone calls, and on-site appointments, seven (7) days a week.

In addition, our High Performance Homes are equipped with a proprietary software from a leading technology company, which offers home automation features through the Homekit® application to use on homebuyers’ personal mobile phones or tablets.

Our homes are typically sold before or during construction through sales contracts accompanied by a small cash deposit. Such sales contracts are usually subject to certain contingencies such as the buyer’s ability to qualify for financing. The cancellation rate of buyers who contracted to buy a home from us but did not close escrow was approximately 9.0% during 2021 and 12.7% during 2020. Cancellations are caused by a variety of factors beyond our control such as a buyer’s change in ability to secure financing over time, individual life changing events, or overall economic market conditions.

Customer Financing

Along with our preferred lender, NFM Lending® we assist our homebuyers in obtaining financing to offer qualified buyers a variety of financing options. These arrangements with preferred mortgage lenders are informal and non-binding. Unlike other homebuilders, we do not offer residential mortgages or other financing alternatives, whether directly or through any of our joint ventures. Instead, we offer certain incentives to our homebuyers if they use our preferred mortgage lender. Our preferred lender affords us greater control and transparency, as well as possible options that may not otherwise be made available by other mortgage lenders.

The following is a summary of our preferred lending relationships by region:

California: We offer qualified homebuyers up to $8,000 towards closing costs when using NFM Lending, consisting of a Landsea Homes contribution up to $5,000 and a $3,000 NFM Lending contribution.

Arizona: We offer qualified homebuyers $5,000 towards closing costs when using NFM Lending, consisting of a $2,000 Landsea Homes contribution and a $3,000 NFM Lending contribution.

Metro New York: We do not have a preferred lending partner and do not offer closing cost incentives to our homebuyers.

Texas: We offer qualified homebuyers $10,000 towards closing costs when using NFM Lending, consisting of a $6,000 Landsea Homes contribution and a $4,000 NFM Lending contribution.

Florida: We offer qualified homebuyers $2,000 to $6,000 plus 1% towards closing costs when using NFM Lending, consisting of a $2,000 to $6,000 Landsea Homes contribution and a 1% NFM Lending contribution.

Most homebuyers utilize long-term mortgage financing to purchase a home and mortgage lenders will usually make loans only to qualified borrowers.

Quality Control and Customer Service

We strive to provide a high level of customer service throughout the entire sales process and after a home has closed escrow. All homeowners are surveyed through Eliant 30 days, 6 months, and one year after the close of escrow. Each survey summarizes key measurements of the homebuyer experience, construction process, and trade quality into our customer care process. All sales counselors, design associates, mortgage associates, on-site construction supervisors, and the post-closing customer service personnel, work in a team effort to foster our reputation for quality and service and ultimately strive for the highest level of customer home-buying experience that will benefit not only the customer directly, but also benefit us in improving buyer satisfaction and homeowner referrals.

Warranty Program

We provide our homebuyers with a limited warranty, covering workmanship and materials. The limited warranty varies based on the location of the project and may cover certain components up to a period of ten years, depending upon jurisdiction. The limited warranty is transferable to subsequent buyers not under direct contract with us and requires that homebuyers agree to the terms and procedures set forth in the warranty, including binding arbitration.

We also maintain general liability insurance coverage which we believe will respond to construction claims for the duration of our legal liability, upon satisfaction of self-insured retention, if applicable. In California, we maintain wrap-up insurance for us and our subcontractors who work on our projects. As a result, we do not require our California subcontractors to name the Company as an additional insured on their general liability policies for their work on our projects. However, the subcontractors must provide proof of general liability insurance for off-site work, worker’s compensation and auto coverage. Furthermore, we generally require that each subcontractor and design professional provide us with an indemnity, subject to various limitations. In Arizona, Florida, and Texas, we require indemnities and additional insurance coverage from the subcontractor and design professionals who work on our projects. We also maintain excess liability insurance in these jurisdictions in addition to warranty reserves based on our historical market experience and judgment of the risks associated with conditions particular to each location.

There can be no assurance, however, that the terms and limitations of the limited warranty will be enforceable, that we will be able to renew our insurance coverage or renew it at reasonable rates, that we will not be liable for damages, the cost of repairs and/or the expense of litigation for claims for which insurance and/or indemnity is not applicable and/or collectible. We may also be responsible for self-insured retentions and claims may exceed applicable coverage limits. Although we actively monitor our reserves, coverage issues and market conditions, because of the inherent uncertainties outlined above, we cannot provide assurance that our insurance coverage, indemnities, warranty arrangements, and reserves will be adequate to address all construction-related claims in the future. Additionally, under current market conditions, general liability insurance for construction claims is limited and costly. It is expected that such coverage will become more restricted and costly in the future.

Raw Materials

Typically, the raw materials and most of the components used in our business are readily available in the United States. Most are standard items carried by major suppliers. However, a rapid increase in the number of homes started or other market conditions could cause delays in the delivery of, shortages in, or higher prices for necessary materials. Delivery delays or the inability to obtain necessary materials, such as what we've experienced in 2021 as a result of supply chain issues, has resulted in delays in the delivery of homes under construction. We have established national and regional purchase programs for certain materials and will continue to monitor the supply markets to achieve competitive pricing.

Intellectual Property

We rely on a combination of trademark and copyright law, trade-secret protection, and confidentiality, nondisclosure, license agreements and/or other contractual provisions, and technical measures with our employees, customers, partners, and others to protect our proprietary rights. We have registered, or applied for the registration of, a number of U.S. domain names, trademarks, service marks, and copyrights. We also use the “Landsea” trademark pursuant to an exclusive license and its terms as granted under the License Agreement described below. While all of these proprietary rights are important to our operations, we do not consider any particular trademark, license, franchise, or concession to be material to our overall business.

Sale of Lots and Land

In the ordinary course of business, we continually evaluate land sales opportunities. We have sold and expect that we will continue to sell land as market and business conditions warrant. We may also sell lots to other builders, unfinished homes to rental companies, and improved individual lots for the construction of custom homes where the presence of such homes adds to the quality of the community. In addition, in the future we may acquire sites with commercial, industrial, and multi-family parcels which will generally be sold to third-party developers.

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

Regulation

We and our competitors are subject to various local, state and federal statutes, ordinances, rules and regulations concerning zoning, building design, construction, and similar matters, including local regulation which imposes restrictive zoning and density requirements in order to limit the number of homes that can ultimately be built within the boundaries of a particular project. We and our competitors may also be subject to periodic delays or may be precluded entirely from developing in certain communities due to building moratoriums or “slow-growth” or “no-growth” initiatives that could be implemented in the future in the states in which we operate. Because we usually purchase entitled land, we believe that the moratoriums would adversely affect us only if they arose from unforeseen health, safety, and welfare issues such as insufficient water or sewage facilities. Local and state governments also have broad discretion regarding the imposition of development fees for projects in their jurisdiction. However, these are normally locked-in when we receive entitlements.

We and our competitors are also subject to a variety of local, state, and federal statutes, ordinances, rules, and regulations concerning protection of health and the environment. The particular environmental laws which apply to any given community vary greatly according to the community site, the site’s environmental conditions and the present and former uses of the site. These environmental laws may result in delays, cause us and our competitors to incur substantial compliance and other costs and prohibit or severely restrict development in certain environmentally sensitive regions or areas. Environmental laws and regulations can also have an adverse impact on the availability and price of certain raw materials such as lumber. Our projects in California and New York are especially susceptible to restrictive government regulations and environmental laws. California, for example, includes a ten-year, strict liability tail on many construction liability claims and imposes notification obligations regarding environmental conditions, sometimes recorded on deeds, and also those required to be delivered to persons accessing property or to home buyers or renters, which may cause some persons, or their financing sources, to view the subject parcels as less valuable or as impaired. However, environmental laws have not, to date, had a material adverse impact on our operations.

Competition

The homebuilding industry is highly competitive and fragmented. While our competitors vary by market, we compete directly with major national builders such as KB Home, Lennar Corp., Tri Pointe Homes, Inc., PulteGroup, Inc., and D.R. Horton, Inc. Homebuilders compete for, among other things, homebuyers, desirable land parcels, financing, raw materials, and skilled labor. We compete for homebuyers on the basis of a number of interrelated factors including home design and location, construction quality, customer service and satisfaction, and reputation. We believe that we compete effectively in our existing markets as a result of our product differentiation through our High Performance Home platform, geographic diversity, and substantial development expertise. Further, we believe that we are adept at acquiring and integrating existing homebuilders based on our recent acquisition history, allowing us to grow both organically and via acquisition.

Seasonality

Our operations are historically seasonal, with the highest new order activity typically occurring in the spring and summer, although this is impacted by the timing of project openings and competition in surrounding projects, among other factors. In addition, a majority of our home deliveries typically occur in the third and fourth quarter of each fiscal year, based on the construction cycle times of our homes. As a result, our revenues, cash flow, and profitability are higher in that same period. We expect this seasonal pattern to continue over the long-term, although it may be affected by volatility in the homebuilding industry.

Employees and Human Capital Resources

We believe that we maintain strong relations with our employees. Some employees of the subcontractors we utilize are unionized, but none of our employees are unionized.

Number of Employees. As of December 31, 2021, Landsea Homes employed 384 employees, including corporate staff, supervisory personnel of construction projects, warranty service personnel for completed projects, as well as persons engaged in administrative, finance and accounting, human resources, legal, sales and marketing activities. 380 of these employees were full-time employees.

Retention and Turnover. We focus significant attention on attracting and retaining talented and experienced individuals to manage and support our operations, and our management team routinely reviews employee turnover rates at various levels of the organization. As of December 31, 2021, with a 12-month lookback period, Landsea Homes had a voluntary turnover rate of approximately 13.4%.

Internal Promotion and Compensation. Every year, each manager helps set his or her employees’ professional goals for internal promotion, and monitors employees’ progress throughout the year. Employee compensation is determined based on industry benchmarks and cost of living factors. Bonus incentives are primarily paid out annually based on division performance goals. We recommend and promote continuing education for all employees, and offer tuition reimbursement for job-related curriculum.

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

Worker Safety and Compliance with Laws. We actively train our employees and management on workplace safety and related laws and regulations. With respect to workplace safety, we utilize a third-party vendor to ensure compliance with California/Occupational Safety and Health Administration (“OSHA”) and federal OSHA safety requirements. Internally, we have a formal safety committee that meets quarterly to review employee safety protocols. During the COVID-19 pandemic, we adopted office and field safety guidelines, supplied personal protective equipment to all staff and implemented work from home protocols as recommended by the Centers for Disease Control and Prevention. With respect to compliance with employment related laws and regulations, we continuously provide management training on leadership development, the progressive discipline process, and updates on labor laws, protected leaves and wage and hour rules. In addition, each of our employees is required to complete a two-hour harassment prevention training.

Business Combination with LF Capital Acquisition Corp.

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

Agreements Related to the Business Combination with LF Capital Acquisition Corp.

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

Lock-up Agreements

On the Closing Date, each of the Sponsor and certain other holders of converted Founder Shares entered into an equity lock-up letter agreement with the Company, which provides that their shares of Common Stock are not transferable or salable until the earlier of (A) one year after the completion of the Business Combination or (B) subsequent to the Business Combination, (x) if the last sales price of our Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Business Combination, or (y) the date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their shares of Common Stock for cash, securities or other property, except (a) to our officers or directors, any affiliates or family members of any of our officers or directors, any members of the Sponsor, or any affiliates of the Sponsor, (b) in the case of an individual, by gift to a member of the individual’s immediate family, to a trust, the beneficiary of which is a member of the individual’s immediate family or an affiliate of such person, or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of the individual; (d) in the case of an individual, pursuant to a qualified domestic relations order; (e) by private sales; (f) in the event of our liquidation; (g) by virtue of the laws of Delaware or the Sponsor’s limited liability company agreement upon dissolution of the Sponsor; (h) in the event of our liquidation, merger, capital stock exchange, reorganization or other similar transaction which results in all of our stockholders having the right to exchange their shares of Common Stock for cash, securities or other property subsequent to the completion of the Business Combination; provided, however, that in the case of clauses (a) through (e) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions.

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

We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year (a) following June 22, 2023, the fifth anniversary of our initial public offering ("IPO"), (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Common Stock and public warrants that is held by non-affiliates exceeds $700 million as of the last business day of our prior second fiscal quarter, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

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

•Actual or threatened public health crises, epidemics, or outbreaks, including the COVID-19 pandemic, have had, and may in the future have a material adverse effect on our business, financial condition, and results of operations.
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
•Our internal controls over financial reporting are not effective and our independent registered public accounting firm may not be able to certify as to their effectiveness in the future, which could have a significant and adverse effect on our business and reputation.
•If the Business Combination’s benefits do not meet the expectations of investors, stockholders or financial analysts, the market price of our securities may decline.
•A significant portion of our total outstanding shares may be sold into the market in the near future. Resales of the shares of Common Stock included in the Merger Consideration could depress the market price of our Common Stock.
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

Risk Factors

Operational Risks Related to Our Business

Actual or threatened public health crises, epidemics, or outbreaks, including the COVID-19 pandemic, have had and may again have a material adverse effect on our business, financial condition, and results of operations.

Our business operations and supply chains may be negatively impacted by regional or global public health crises, epidemics, or outbreaks. For example, the COVID-19 pandemic has led governments across the globe to impose a series of measures intended to contain its spread, including border closures, travel bans, quarantine measures, social distancing, and restrictions on business operations and large gatherings. Such measures have adversely impacted our business, financial condition, and results of operations. In addition, the COVID-19 pandemic has adversely affected, and future significant public health crises, epidemics, or outbreaks of contagious diseases, may adversely affect the economies and financial markets of many countries, including those in which we operate, resulting in an economic downturn that affects the supply or demand for our products and services.

The COVID-19 pandemic has caused companies like us and our business partners to implement temporary adjustments to work schedules and travel plans, allowing employees to work from home and collaborate remotely. As a result, we have experienced lower efficiency and productivity, internally and externally, which may adversely affect our service quality. Moreover, our business depends on our employees and the continued services of these individuals. If an employee contracts or is suspected of having contracted COVID-19, such an employee is required under our policies to be quarantined. That employee could expose and transmit to other employees, potentially resulting in severe disruption to our business.

Furthermore, our results of operations have been severely affected by the COVID-19 pandemic, resulting in significant slowing and/or ceasing of construction, sales, warranty, and administrative support in our markets. In addition, depending on the specific jurisdiction, we are required to implement certain safety protocols and procedures that have materially impacted our ability to develop communities, maintain sales velocity, build homes, timely deliver homes, and service customers. The COVID-19 pandemic has had, and future outbreaks may have, a material impact on cycle times, cancellation rates, availability of trades, costs, supplies, and new home demand.

More broadly, the COVID-19 pandemic has caused significant market and economic volatility, impacting investor confidence in global markets, overall trading activities, and investment decisions.

The extent to which COVID-19 will impact our operations depends on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration and severity of the pandemic (including the emergence of new variants), actions taken by government authorities or other entities to contain the coronavirus or treat its impact, and volatility in the capital and real estate markets, among others.

Given the general slowdown in economic conditions globally, we cannot assure you that we will be able to develop new products and services in a timely manner or that we can maintain the growth rate we have previously experienced or projected. Because of these uncertainties, we cannot reasonably estimate the financial impact related to the COVID-19 pandemic and the response to it at this time. In addition, COVID-19 may foster or worsen the occurrence of any of the other risk factors discussed in this Annual Report.

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

We also expend resources to repair items in homes we have sold to fulfill the warranties we have issued to homebuyers. Additionally, construction defect claims can be costly to defend and resolve in the legal system. Warranty and construction defect matters can also result in negative publicity in the media and on the internet, which can damage our reputation and adversely affect our ability to sell homes.

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

The long-term sustainability and growth in our number of homes delivered depends in part upon our ability to acquire lots that are either developed or have the approvals necessary for us to develop them.

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

If the market value of our developed lot and home inventory decreases, our results of operations could be adversely affected by impairments of inventory.

The market value of our land and housing inventories depends on market conditions. We acquire land for expansion into new markets and for replacement of land inventory and expansion within our current markets. There is an inherent risk that the value of the land we own or control may decline after purchase. The risks inherent in purchasing and developing land parcels increase as consumer demand for housing decreases. As a result, we may buy and develop land parcels on which homes cannot be profitably built and sold. The valuation of property is inherently subjective and based on the individual characteristics of each property. When market conditions drive land values down, land we have purchased or option agreements we have previously entered into may become less desirable because we may not be able to build and sell homes profitably, at which time we may elect to sell the land or, in the case of options contracts, to forego pre-acquisition costs and forfeit deposits and terminate the agreements. Land parcels, building lots, and housing inventories are illiquid assets, and we may not be able to dispose of them efficiently or at all if we or the housing market and general economy are in financial distress. Factors such as changes in regulatory requirements and applicable laws (including in relation to building regulations, taxation and planning), political conditions, the condition of financial markets, both local and national economic conditions, the financial condition of customers, potentially adverse tax consequences, and interest and inflation rate fluctuations subject the market value of land owned, controlled or optioned by us to uncertainty. Moreover, all valuations are made on the basis of assumptions that may not prove to reflect economic or demographic reality. If housing demand decreases below what we anticipated when we acquired the inventory, our results of operations and financial conditions may be adversely affected and we may not be able to recover our costs when we build and sell houses.

Increases in our cancellation rate may adversely impact our revenue and homebuilding margins.

In connection with the sale of a home, we collect a deposit from the homebuyer that is a small percentage of the total purchase price. During the years ended December 31, 2021 and 2020, Landsea Homes experienced cancellation rates of 9.0% and 12.7%, respectively. Cancellations negatively impact the number of closed homes, net new home orders, home sales revenue and our results of operations, as well as the number of homes in backlog. Home order cancellations can result from a number of factors, including but not limited to declines or slow appreciation in the market value of homes, increases in the supply of homes available to be purchased, increased competition, higher mortgage interest rates, buyer’s remorse, homebuyers’ inability to sell their existing homes, homebuyers’ inability to obtain suitable financing, including providing sufficient down payments, and adverse changes in economic conditions. Many of these factors are beyond our control. Increased levels of home order cancellations would have a negative impact on our home sales revenue and financial and operating results.

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

Our business and results of operations are dependent on the availability, skill, and performance of subcontractors.

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

The residential construction industry experiences raw material shortages from time to time, including shortages in supplies of insulation, drywall, cement, steel and lumber. These raw material shortages can be more severe during periods of strong demand for housing or during periods where the regions in which we operate experience natural disasters that have a significant impact on existing residential and commercial structures. The cost of raw materials may also increase during periods of shortage or high inflation. During the downturn in 2007 to 2011, a large number of qualified trade partners went out of business or otherwise exited the market into new fields. A reduction in available trade partners exacerbates shortages as demand for new housing increases. Shortages and price increases could cause delays in and increase our costs of home construction, which we may not be able to recover by raising home prices due to market demand and because the price for each home is typically set prior to its delivery pursuant to the agreement of sale with the homebuyer. In addition, the federal government has, at various times, imposed tariffs on a variety of imports from foreign countries and may impose additional tariffs in the future. Significant tariffs or other restrictions placed on raw materials that we use in our homebuilding operation, such as lumber or steel, could cause the cost of home construction to increase, which we may not be able to recover by raising home prices or which could slow our absorption due to being constrained by market demand. As a result, shortages or increased costs of raw materials could have a material adverse effect on our business, prospects, financial condition, and results of operations.

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

In June 2019, Landsea Homes closed the acquisition of Arizona-based homebuilders Pinnacle West, in the greater Phoenix area market, and in January 2020, Landsea Homes closed the acquisition of Garrett Walker, increasing our footprint in the greater Phoenix area market. In May 2021, Landsea Homes acquired Vintage Estate Homes, a homebuilder in Texas and Florida. We may in the future consider growth or expansion of our operations in our current markets or in new markets, whether through strategic acquisitions of homebuilding companies or otherwise. The magnitude, timing and nature of any future expansion will depend on a number of factors, including our ability to identify suitable additional markets or acquisition candidates, the negotiation of acceptable terms, our financial capabilities and general economic and business conditions. Our expansion into new or existing markets, whether through acquisition or otherwise, could have a material adverse effect on our business, prospects, liquidity, financial condition or results of operations. Acquisitions also involve numerous risks, including difficulties in the assimilation of the acquired company’s operations, the incurrence of unanticipated liabilities or expenses, the risk of impairing inventory and other assets related to the acquisition, the potential loss of key employees of the acquired company, the diversion of management’s attention and resources from other business concerns, risks associated with entering markets in which we have limited or no direct experience and the potential loss of key employees of the acquired company.

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

We have recorded intangible assets, including goodwill, in connection with the acquisitions of Pinnacle West, Garrett Walker Homes, and Vintage Estate Homes. On an ongoing basis, we evaluate whether facts and circumstances indicate any impairment of the value of intangible assets. As circumstances change, we can make no assurances that we will realize the value of these intangible assets. If we determine that a significant impairment has occurred, we will be required to write-off the impaired portion of intangible assets, which could have a material adverse effect on our results of operations in the period in which the write-off occurs.

We may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

Moreover, factors outside of our business and outside of our control may later arise. As a result of these factors, we may be forced to write down or write off assets, restructure operations, or incur impairment or other charges that could result in losses. Further, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. Accordingly, our securities could suffer a reduction in value. Our security holders are unlikely to have a remedy for such reduction in value, unless stockholders are able to successfully claim that the reduction in stock value was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to bring a private claim that the proxy statement relating to the Business Combination contained an actionable material misstatement or material omission.

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

Our current business involves the design, construction and sale of innovative detached and attached homes in planned communities in major metropolitan areas in Arizona, California, Florida, Metro New York, and Texas. Because our operations are concentrated in these areas, a prolonged economic downturn affecting one or more of these areas, or affecting any sector of employment on which the residents of such area are dependent, could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations, and a disproportionately greater impact on us than other homebuilders with more diversified operations. For example, much of the employment base in the San Francisco bay area is dependent upon the technology sector. During the downturn from 2007 to 2011, land values, the demand for new homes and home prices declined substantially in California. Additionally, in the past the state of California has experienced severe budget shortfalls and taken measures such as raising taxes and increasing fees to offset the deficit. Accordingly, our sales, results of operations, financial condition and business would be negatively impacted by a decline in the economy, the job sector or the homebuilding industry in the Western U.S. regions in which our operations are concentrated.

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

We own interests in various joint ventures and, as of December 31, 2021 and December 31, 2020, our investments in and advances to its unconsolidated joint ventures were $0.5 million and $21.3 million, respectively. We have entered into joint ventures in order to manage our risk profile and to leverage our capital base. Such joint venture investments involve risks not otherwise present in wholly owned projects, including the following:

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

•Financing Risk. There are generally a limited number of sources willing to provide acquisition, development and construction financing to land development and homebuilding joint ventures. During difficult market conditions, it may be difficult or impossible to obtain financing for our joint ventures on commercially reasonable terms, or to refinance existing joint venture borrowings as such borrowings mature. In addition, a partner may fail to fund its share of required capital contributions or may become bankrupt, which may cause us and any other remaining partners to need to fulfill the obligations of the venture in order to preserve their interests and retain any benefits from the joint venture. As a result, we could be contractually required, or elect, to contribute our corporate funds to the joint venture to finance acquisition and development or construction costs following termination or step-down of joint venture financing that the joint venture is unable to restructure, extend, or refinance with another third party lender. In addition, our ability to contribute our funds to or for the joint venture may be limited if we do not meet the credit facility conditions discussed above. In addition, we sometimes finance projects in our unconsolidated joint ventures with debt that is collateralized by the underlying real property. Secured indebtedness increases the risk of the joint venture’s loss of ownership of the property (which would, in turn, impair the value of our ownership interests in the joint venture).

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

We have outstanding indebtedness and our ability to incur additional indebtedness under our various credit facilities is subject to and potentially restricted by customary requirements and borrowing base formulas. As of December 31, 2021, Landsea Homes had approximately $473 million outstanding under its various credit facilities and loan agreements, with approximately $195 million of additional borrowing capacity, subject to customary borrowing base requirements. Our indebtedness could have detrimental consequences, including the following:

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

A default under any of the agreements governing our indebtedness may allow our creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under the credit agreement governing our credit facility would permit the lenders thereunder to terminate all commitments to extend further credit under the applicable facility. Furthermore, if we were unable to repay the amounts due and payable under any collateralized indebtedness, those lenders could proceed against the collateral granted to them to secure that indebtedness. In the event our lenders or the holders of our notes accelerate the repayment of our borrowings, we cannot assure that we would have sufficient assets to repay such indebtedness. As a result of these restrictions, we may be:

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

Risks Related to the Ownership of Our Securities

A significant portion of our total outstanding shares may be sold into the market in the near future. Resales of the shares of Common Stock included in the Merger Consideration could depress the market price of our Common Stock.

The LF Capital Restricted Stockholders, including the Sponsor, hold more than 5% of the Common Stock with respect to their converted Founder Shares. Pursuant to the registration rights agreement, dated June 19, 2018, by and between the Company and the LF Capital Restricted Stockholders, the LF Capital Restricted Stockholders are entitled to registration of the converted Founder Shares. In addition, holders of our Private Placement Warrants and their permitted transferees can demand that we register the Private Placement Warrants and the shares of Common Stock issuable upon exercise of the Private Placement Warrants. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. These holders also have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the closing of the Business Combination. Further, lock-up agreements which previously covered shares of Common Stock included in the Merger Consideration expired on January 7, 2022. Significant resales of shares of our Common Stock as a result of the exercise of registration rights or the expiration of the lock-up agreements, or the perception that such sales may occur, may depress the market price of our Common Stock or public warrants.

A market for our securities may not continue, which would adversely affect the liquidity and price of our securities.

The price of our securities may fluctuate significantly. An active trading market for our securities may not be sustained. In addition, the price of our securities may vary due to general economic conditions and forecasts, our general business condition and the release of our financial reports. Additionally, if our securities are not listed on, or become delisted from, Nasdaq for any reason, and are quoted on the OTC Bulletin Board or OTC Pink, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and price of our securities may be more limited than if we were quoted or listed on Nasdaq or another national securities exchange. Nasdaq listing requirements require us to have 400 round lot holders with respect to the warrants. In the event we do not have an adequate number of round lot holders to maintain the listing of the warrants, the warrants will be delisted from Nasdaq. You may be unable to sell your securities unless a market can be established or sustained.

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

As a public company, we are required to comply with the SEC’s rules implementing Sections 302 and 404 of SOX, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of internal control over financial reporting. The standards required for a public company under Section 404 of SOX are significantly more stringent than those that were previously required of Landsea Homes Corporation as a private company. The rapid growth of the Company and the complexity of the accounting and financial needs outpaced the growth of the accounting and financial personnel, resulting in the lack of personnel with appropriate experience in US GAAP or SEC reporting to establish consistent and formalized processes and controls to support proper accounting and financial reporting. We may in the future experience difficulty meeting our reporting requirements in a timely manner. To comply with SOX and related requirements, we continue to refine and develop our disclosure controls and other internal control procedures. We have needed and will continue to undertake various actions, such as implementing additional internal controls and procedures, adopting additional technologies, and hiring additional accounting, financial, and internal audit staff.

During review and testing of our internal controls over financial reporting, we have identified deficiencies and material weaknesses and may not be able to remediate them in a timely manner. Further, as we are an emerging growth company, our independent registered public accounting firm is not currently required to formally attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404. At such time as this attestation is required, our independent registered public accounting firm may be unable to express a favorable opinion as to the effectiveness of our internal controls over financial reporting or issue a report that is adverse in the event that one or more material weaknesses exist as a company’s internal control over financial reporting cannot be considered effective if one or more material weaknesses exist. Subsequent testing of our internal controls by us or our independent registered public accounting firm may reveal additional deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. If we identify additional material weaknesses our internal controls over financial reporting or are unable to comply with the requirements of Section 404 or assert that our internal controls over financial reporting are effective, or if our independent registered public accounting firm is unable to express a favorable opinion as to the effectiveness of our internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our securities could be negatively affected, and we could become subject to investigations by the SEC or other regulatory authorities, which could require additional financial and management resources.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As previously disclosed in Part I, Item 4 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, in preparation of our quarterly financial statements as of and for the period ended September 30, 2021, we identified material weaknesses in our internal control over financial reporting as we did not design and maintain an effective control environment commensurate with our financial reporting requirements. This material weakness contributed to the following additional material weaknesses, as described in Part II, Item 9A of this document. We did not design and maintain formal accounting policies, procedures and controls, or maintain documentary evidence of existing control activities to achieve complete, accurate and timely financial accounting, reporting and disclosures, including adequate controls over the period-end financial reporting process, the preparation and review of account reconciliations and journal entries, including segregation of duties. We did not design and maintain effective controls to address the identification of and accounting for certain non-routine, unusual, or complex transactions. Specifically, we did not design and maintain controls to account for purchase business combinations, including appropriate review of the information and assumptions used to determine and account for the fair value of acquired assets and liabilities assumed and the purchase price allocation. If we are unable to remediate these material weaknesses and otherwise establish and maintain an effective system of internal control over financial reporting, or if additional material weaknesses are identified in the future, these material weaknesses could result in material misstatements of account balances or disclosures that would result in a material misstatement of annual or interim consolidated financial statements that would not be prevented or detected on a timely basis and we may not be able to accurately or timely report our financial results, which may cause our investors to lose confidence in us and adversely affect the market price of our common stock and warrants could be adversely affected or cause our access to capital markets to be impaired.

The JOBS Act permits “emerging growth companies” like us to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies.

We qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, which we refer to as the “JOBS Act.” As such, we take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including (i) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404 of SOX, (ii) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (iii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. As a result, our stockholders may not have access to certain information they deem important. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year (a) following June 22, 2023, the fifth anniversary of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Common Stock and public warrants that is held by non-affiliates exceeds $700 million as of the last business day of our prior second fiscal quarter, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and the price of our common stock may be more volatile. Landsea Homes had total revenues during calendar year 2021 of approximately $1,023 million. If we continue to expand our business through acquisitions or continue to grow revenues organically, we may cease to be an emerging growth company prior to June 22, 2023.

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

Our warrants may not ever be in the money, they may expire worthless and the terms of the warrants may be amended in a manner that may be adverse to holders of our warrants with the approval by the holders of at least 65% of the then outstanding public warrants. As a result, the exercise price of the warrants could be increased, the warrants could be converted into cash or stock (at a ratio different than initially provided), the exercise period could be shortened and the number of shares of our Common Stock purchasable upon exercise of a warrant could be decreased, all without a warrant holder’s approval.

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

The trading market for our securities will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market, or our competitors. If securities or industry analysts do not cover us, the price and trading volume of our securities could be negatively impacted. If any of the analysts that cover us change their recommendation regarding our securities adversely, or provide more favorable relative recommendations about our competitors, the price of our securities would likely decline. If any analyst that may cover us ceases covering us or fails to regularly publish reports on us, we could lose visibility in the financial markets, which could cause the price or trading volume of our securities to decline.

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

Our ability to be successful will depend upon the efforts of our key personnel. The loss of key personnel could negatively impact the operations and profitability of our business and our financial condition could suffer as a result.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our homebuilding and lot development operations own and control inventories of land, lots, and homes as part of the ordinary course of our business. We also lease approximately 49,000 square feet of office space under ongoing leases through September 2028. These properties are located in our various operating markets to house our regional and corporate offices.

Item 3. Legal Proceedings

See Part II, Item 8, “Note 10. Commitments and Contingencies - Legal.”

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchasers of Equity Securities

Market Information

Our Common Stock and warrants are currently traded on The Nasdaq Capital Market under the trading symbols “LSEA” and “LSEAW,” respectively.

As of March 9, 2022, there were 29 holders of record of our Common Stock and 5 holders of record of our warrants.

Dividends

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

Repurchase of Common Stock

In January 2022, our Board of Directors authorized a program to repurchase up to $10.0 million of outstanding common stock. Under the authorized repurchase program, we may repurchase shares from time to time in open market transactions. The pace of repurchase activity will depend on levels of cash generation, current stock price and other factors. The program may be modified or discontinued at any time.

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of Landsea Homes’ financial condition and results of operations for the fiscal years ended December 31, 2021, 2020 and 2019 should be read together with the consolidated financial statements and related notes of Landsea Homes' that are included elsewhere in this document.

This section generally discusses the results of operations for 2021 compared to 2020. For similar discussion of our 2020 results compared year over year to our 2019 results, refer to Exhibit 99.2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended December 31, 2020 incorporated by reference to our current report on Form 8-K/A filed on March 12, 2021.

Statements regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements are forward-looking statements. These forward-looking statements are based upon our current expectations and involve numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” included in our Annual Report on Form 10-K. Actual results may differ materially from those contained in any forward-looking statements.

Consolidated Financial Data

The following table summarizes the results of operations for the years ended December 31, 2021, 2020, and 2019.

	Year Ended December 31,
	2021	2020	2019
	(dollars in thousands, except per share amounts)
Revenue
Home sales	$936,400	$734,608	$568,872
Lot sales and other	86,904	—	62,116
Total revenue	1,023,304	734,608	630,988

Cost of sales
Home sales	772,575	636,324	478,054
Inventory impairments	—	3,413	—
Lot sales and other	68,131	—	53,475
Total cost of sales	840,706	639,737	531,529

Gross margin
Home sales	163,825	94,871	90,818
Lot sales and other	18,773	—	8,641
Total gross margin	182,598	94,871	99,459

Sales and marketing expenses	52,840	48,100	26,522
General and administrative expenses	70,266	42,598	34,884
Total operating expenses	123,106	90,698	61,406

Income from operations	59,492	4,173	38,053

Other income (expense), net	3,886	80	(1,602)
Equity in net income (loss)	1,262	(16,418)	(7,901)
Gain on remeasurement of warrant liability	2,090	—	—
Pretax income (loss)	66,730	(12,165)	28,550

Provision (benefit) for income taxes	13,995	(3,081)	6,159

Net income (loss)	52,735	(9,084)	22,391
Net (loss) income attributable to noncontrolling interests	(51)	(133)	5,191
Net income (loss) attributable to Landsea Homes Corporation	$52,786	$(8,951)	$17,200

Earnings (loss) per share:
Basic	$1.14	$(0.27)	$0.53
Diluted	$1.14	$(0.27)	$0.53

Weighted average shares outstanding:
Basic	45,198,722	32,557,303	32,557,303
Diluted	45,250,718	32,557,303	32,557,303

Business Overview

Driven by a commitment to sustainability, Landsea Homes Corporation ("LHC") designs and builds homes and communities in Arizona, California, Florida, Texas, and the Metro New York area. We create inspired spaces for modern living and feature homes and communities in vibrant, prime locations which connect seamlessly with their surroundings and enhance the local lifestyle for living, working, and playing. The defining principle, “Live in Your Element®,” creates the foundation for our customers to live where they want to live, how they want to live – in a home created especially for them.

The Company's operations are engaged in the acquisition, development, and sale of homes and lots in the states of Arizona, California, Florida, New Jersey, New York, and Texas. The Company's operations are organized into five reportable segments: Arizona, California, Florida, Metro New York, and Texas. The Company builds and sells an extensive range of home types across a variety of price points but focus our efforts on the first-time homebuyer. Our Corporate operations are a non-operating segment to support our homebuilding operations by providing executive, finance, treasury, human resources, accounting and legal services.
On January 18, 2022, we acquired 100% of Hanover Family Builders, LLC ("Hanover"), a Florida-based homebuilder for an aggregate cash purchase price of $179.2 million. The Hanover acquisition increases our presence in Florida with backlog of approximately 520 units valued at approximately $228 million as of the acquisition date.

The impacts of the COVID-19 pandemic and the related restrictions across the United States began to impact our business at the end of the first quarter of 2020. This impacted our construction phases and our ability to complete the legal and regulatory steps to close homes. As restrictions related to COVID-19 eased, our ability to progress with home construction and related deliveries improved significantly during the remainder of 2020 and remained strong throughout 2021. With the lifting of restrictions we also saw significant increases in demand across our markets. We believe the increase in demand has been fueled by historically low interest rates on mortgage loans and a general tightening supply of homes for sale. These macroeconomic effects have allowed us to increase prices and derive additional revenue from our home deliveries; however we frequently see those increased revenues partially offset by higher costs associated with labor and supply shortages. In certain markets we have seen our construction cycle lengthen primarily due to supply chain constraints and in those markets we have slowed our home sales pace to more closely align with our production level. Based on the current availability of labor and materials, the stage of completion of our current homes in inventory, and production schedules, we expect to continue restricting the pace of our sales orders in some of our communities in the near term.

Strategy

The Company's strategy is focused on maximizing shareholder returns through profitability and efficiency, while balancing appropriate amounts of leverage. In general, we are focused on the following long-term strategic objectives:

•Expand community count in current markets and enhance operating returns
•Maintain an appropriate supply of lots
•Continue to focus on entry-level product offerings
•Strengthen unique brand position through product differentiation
•Continue geographic expansion and diversification into new markets
•Leverage existing SG&A base to enhance stockholder returns and profitability
•Become a top-ten homebuilder in the United States

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

Results of Operations

During 2021, we continued our strategy of shifting our inventory and product to more affordable price points. In May 2021, we completed our homebuilder acquisition in the Florida and Texas markets by purchasing 100% of the membership interests of Vintage Estate Homes ("Vintage"). This acquisition expanded our business into Florida and Texas with an inventory of approximately 1,800 lots, in various stage of development. The combination of our investments in the Florida and Texas markets and strong activity in the existing California and Arizona markets during 2021 resulted in a 27% year-over-year increase in home sales revenue and a 7% increase in homes delivered from 1,527 units in 2020 to 1,640 units in 2021. The larger increase in home sales revenue as compared to home deliveries reflects the increasing price appreciation in each of our markets along with the strong performance of our California market which typically has a higher average selling price ("ASP") than the other markets we operate in.

We remain focused on growth and view our leverageaccess to capital markets and the generation of free cash flow form operations as a key factor in allowing us to expand. Even as the Company has grown organically and through business acquisitions in recent years, we remain in a position to act on our strategy and to be opportunistic about acquisitions and other growth opportunities. Our debt to capital ratio increased to 42.6% as of December 31, 2021 compared to 33.3% as of December 31, 2020, and our cash and cash equivalents increased to $342.8 million as of December 31, 2021 compared to $105.8 million as of December 31, 2020. We believe the combination of cash and modest leverage levels of our balance sheet position us well to continue to execute our growth strategy.

We anticipate the homebuilding markets in each of our operating segments to be tied to both the local economy and the macroeconomic environment. Accordingly, net orders, home deliveries, and ASPs in future years could be negatively affected by economic conditions, such as decreases in employment and median household incomes, as well as decreases in household formations and increasing supply of inventories. Shortages in labor or materials could also significantly increase costs, reduce gross margins, and lower our overall profitability. During 2021 we experienced increases in our production cycle times due to labor and material shortages that have caused us to reduce our absorption rate in certain markets, primarily in our Arizona segment. Additionally, the results could be impacted by a decrease in home affordability as a result of price appreciation, increases in mortgage interest rates, or tightening of mortgage lending standards.

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

	Year Ended December 31,
	2021				2020				% Change
	Homes	Dollar Value	ASP	Monthly Absorption Rate	Homes	Dollar Value	ASP	Monthly Absorption Rate	Homes	Dollar Value	ASP	Monthly Absorption Rate
	(dollars in thousands)
Arizona	685	$284,474	$415	4.5	1,283	$402,338	$314	5.7	(47)%	(29)%	32%	(21)%
California	631	563,922	894	4.6	608	566,078	931	4.4	4%	—%	(4%)	5%
Florida (1)	138	65,046	471	1.9	—	—	N/A	N/A	N/A	N/A	N/A	N/A
Metro New York	25	50,687	2,027	3.0	—	—	N/A	N/A	N/A	N/A	N/A	N/A
Texas (1)(2)	(8)	(692)	N/A	(0.5)	—	—	N/A	N/A	N/A	N/A	N/A	N/A
Total	1,471	$963,437	$655	3.8	1,891	$968,416	$512	5.2	(22)%	(1)%	28%	(27)%
(1)    Monthly Absorption Rate for Florida and Texas in 2021 is based on eight months for the time subsequent to the acquisition of Vintage Estate Homes in May 2021.
(2)    The ASP calculation for our Texas segment is not a meaningful disclosure as presented above due to cancellations and renegotiation of contract terms during the period presented. Our seven new sales contracts during the period from acquisition to December 31, 2021 had an ASP of $1,121 thousand.

	Year Ended December 31,
	2020				2019				% Change
	Homes	Dollar Value	ASP	Monthly Absorption Rate	Homes	Dollar Value	ASP	Monthly Absorption Rate	Homes	Dollar Value	ASP	Monthly Absorption Rate
	(dollars in thousands)
Arizona (1)	1,283	$402,338	$314	5.7	104	$31,192	$300	2.6	1134%	1190%	5%	119%
California	608	566,078	931	4.4	376	430,133	1,144	2.7	62%	32%	(19)%	63%
Florida	—	—	N/A	N/A	—	—	N/A	N/A	N/A	N/A	N/A	N/A
Metro New York	—	—	N/A	N/A	—	—	N/A	N/A	N/A	N/A	N/A	N/A
Texas	—	—	N/A	N/A	—	—	N/A	N/A	N/A	N/A	N/A	N/A
Total	1,891	$968,416	$512	5.2	480	$461,325	$961	2.7	294%	110%	(47)%	93%
1)    Monthly Absorption Rate for Arizona in 2019 is based on seven months for the time subsequent to the acquisition of Pinnacle West in June 2019.

Net new home orders decreased in 2021 due to a decrease in Arizona orders, partially offset by an increase in California home sales and the start of sales in Florida and Metro New York.

The decrease in Arizona is primarily due to intentional delays in our sales process. We are experiencing constraints in our production processes due to labor and material shortages for homes currently under construction and that has extended our production cycle. We expect such delays are likely to continue in the short-term. The year-over-year change in dollar value of net new home orders in Arizona is less impacted due to a 32% increase in ASP during the year ended December 31, 2021. This is primarily due to price appreciation in the Arizona market and a larger number of homes in communities with higher-end products.

For the year-ended December 31, 2021, the increase in net new orders in California was primarily due to a slight increase in the monthly absorption rate, which was driven by entry-level communities with a lower ASP that sold at a much faster pace.

Our new Florida segment, beginning from the acquisition of Vintage, has provided steady orders with a slightly increasing ASP over the year, beginning in May 2021. We continue to purchase more lots in Florida to support and grow our operations there and our acquisition of Hanover on January 18, 2022 significantly adds to our Florida segment.

The Metro New York segment has not yet delivered any homes, other than those through unconsolidated joint ventures. The units within this segment remain in various stages of construction and opened for sale in 2021. The total increase in ASP for net orders is largely due to the high dollar value of the units in our Metro New York segment.

Our Texas segment had eight net cancellations due to pre-acquisition sales contracts that did not reflect current costs. Throughout the year, pre-acquisition contracts continued to be renegotiated or cancelled and the associated homes resold, increasing the sales dollar value of new sales and the ASP of homes in backlog.

Average Selling Communities

Average selling communities is the sum of communities actively selling each month, divided by the total months in the calculation period.

	Year Ended December 31,
	2021	% Change	2020	% Change	2019
Arizona (1)	12.6	(33)%	18.8	230%	5.7
California	11.4	(2)%	11.6	(2)%	11.8
Florida (1)	9.0	N/A	—	N/A	—
Metro New York	0.7	N/A	—	N/A	—
Texas (1)	2.0	N/A	—	N/A	—
Total	32.0	5%	30.4	74%	17.5
(1)    Average selling communities calculations for Florida and Texas in 2021 are based on eight months, for the time subsequent to the acquisition of Vintage in May 2021. Average selling communities calculations for Arizona in 2019 are based on seven months, for the time subsequent to the acquisition of Pinnacle West in June 2019.

Home Deliveries and Home Sales Revenue

Changes in home sales revenue are the result of changes in the number of homes delivered and the ASP of those delivered homes. Commentary on significant changes for each of the segments in these metrics is provided below.

	Year Ended December 31,
	2021			2020			% Change
	Homes	Dollar Value	ASP	Homes	Dollar Value	ASP	Homes	Dollar Value	ASP
	(dollars in thousands)
Arizona	771	$276,174	$358	1,104	$320,691	$290	(30)%	(14)%	23%
California	617	553,957	898	423	413,917	979	46%	34%	(8)%
Florida	232	87,991	379	—	—	N/A	N/A	N/A	N/A
Metro New York	—	—	N/A	—	—	N/A	N/A	N/A	N/A
Texas	20	18,278	914	—	—	N/A	N/A	N/A	N/A
Total	1,640	$936,400	$571	1,527	$734,608	$481	7%	27%	19%

	Year Ended December 31,
	2020			2019			% Change
	Homes	Dollar Value	ASP	Homes	Dollar Value	ASP	Homes	Dollar Value	ASP
	(dollars in thousands)
Arizona	1,104	$320,691	$290	133	$40,024	$301	730%	701%	(4)%
California	423	413,917	979	464	528,848	1,140	(9)%	(22)%	(14)%
Florida	—	—	N/A	—	—	N/A	N/A	N/A	N/A
Metro New York	—	—	N/A	—	—	N/A	N/A	N/A	N/A
Texas	—	—	N/A	—	—	N/A	N/A	N/A	N/A
Total	1,527	$734,608	$481	597	$568,872	$953	156%	29%	(50)%

During 2021, the Arizona segment delivered 771 homes with an ASP of $0.4 million and generated $276.2 million in home sales revenue. The decrease in home closings and home sales revenue compared to the same periods in 2020 was primarily attributable to production delays partially offset by an increase in ASP of 23% for the year ended December 31, 2021 compared to 2020. The increase was primarily due to price appreciation in the Arizona market and a larger number of homes delivered in communities with higher-end products.

For the year ended December 31, 2021, the year-over-year increase in home sales revenue and deliveries in the California segment of 34% and 46%, respectively, was the result of strengthening market conditions, including strong demand and rising prices in the current period. The decrease in ASP was the result of a change in mix of homes delivered during the period, which included more homes with a lower price point compared to the same period in 2020. The comparison also benefits from the 2020 deliveries being lower due to more restrictive COVID related requirements in parts of California that we operate in. However, comparing to 2019, the segment has shown strong growth during the past two years in both home sales revenue and deliveries as we strategically shift to building homes with a more attainable price point.

As noted above, Florida operations began in May 2021 with the acquisition of Vintage. The segment has provided steady home sales revenue and deliveries over the year with a slightly increasing ASP over the year. We continue to purchase more lots in Florida to support the growth opportunities we see there.

The Metro New York segment has not yet delivered any homes, other than those through unconsolidated joint ventures. Therefore, there are no consolidated home sale revenues or deliveries for the years presented.

As noted above, Texas operations began in May 2021 with the acquisition of Vintage. The homes sales revenue, deliveries, and ASP have grown over the year as we have begun to deliver more homes after renegotiating the associated contracts obtained at acquisition.

Home Sales Gross Margins

Home sales gross margin measures the price achieved on delivered homes compared to the costs needed to build the home. In the following table, we calculate gross margins adjusting for interest in cost of sales, inventory impairments (if applicable), and purchase price accounting for acquired work in process inventory (if applicable). We believe the below information is meaningful as it isolates the impact that indebtedness, impairments, and acquisitions have on our gross margins and allows for comparability to previous periods and competitors. See Note 2 - Summary of Significant Accounting Policies and Note 3 - Business Combinations within the accompanying notes to the consolidated financial statements for additional discussion regarding acquired work in process inventory.

	Year Ended December 31,
	2021	%	2020	%	2019	%
	(dollars in thousands)
Home sales revenue	$936,400	100.0%	$734,608	100.0%	$568,872	100.0%
Cost of home sales	772,575	82.5%	639,737	87.1%	478,054	84.0%
Home sales gross margin	163,825	17.5%	94,871	12.9%	90,818	16.0%
Add: Interest in cost of home sales	33,328	3.6%	37,926	5.2%	40,262	7.1%
Add: Inventory impairments	—	—%	3,413	0.5%	—	—%
Adjusted home sales gross margin excluding interest and inventory impairments (1)	197,153	21.1%	136,210	18.5%	131,080	23.0%
Add: Purchase price accounting for acquired inventory	14,588	1.6%	15,519	2.1%	2,874	0.5%
Adjusted home sales gross margin excluding interest, inventory impairments, and purchase price accounting for acquired inventory (1)	$211,741	22.6%	$151,729	20.7%	$133,954	23.5%
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

Home sales gross margin increased from 12.9% for the year ended December 31, 2020 to 17.5% for the year ended December 31, 2021 primarily due to home sales price appreciation amid high product demand in our Arizona and California segments, partially offset by increasing material and labor costs. Additionally, an impairment charge of $3.4 million was recorded during the year ended December 31, 2020. Purchase price accounting for acquired inventory is a result of the recent business combinations.

Adjusted home sales gross margin excluding interest, inventory impairments, and purchase price accounting for acquired inventory increased from 20.7% for the year ended December 31, 2020 to 22.6% for the year ended December 31, 2021 due to home sales price appreciation. The change also reflects a decrease in interest costs due to lowering interest rates over recent years, partially offset by increasing material and labor costs.

Backlog

Backlog reflects the number of homes, net of cancellations, for which we have entered into a sales contract with a customer but have not yet delivered the home.

	December 31, 2021			December 31, 2020			% Change
	Homes	Dollar Value	ASP	Homes	Dollar Value	ASP	Homes	Dollar Value	ASP
	(dollars in thousands)
Arizona	422	$181,232	$429	508	$172,932	$340	(17)%	5%	26%
California	256	226,376	884	242	216,410	894	6%	5%	(1)%
Florida (1)	283	115,538	408	—	—	N/A	N/A	N/A	N/A
Metro New York	25	50,687	2,027	—	—	N/A	N/A	N/A	N/A
Texas (2)	12	12,348	1,029	—	—	N/A	N/A	N/A	N/A
Total	998	$586,181	$587	750	$389,342	$519	33%	51%	13%
(1)    Backlog acquired in Florida at the date of the Vintage acquisition was 377 homes with a value of $138,483 thousand.
(2)    Backlog acquired in Texas at the date of the Vintage acquisition was 40 homes with a value of $31,318 thousand.

The increase in the number of backlog homes and the backlog value as of December 31, 2021 as compared to December 31, 2020 is primarily attributable to a greater number of home sales in the Florida and Texas segments following the acquisition of Vintage as well as the new sales in Metro New York at a significantly higher price point than the rest of our segments.

Subsequent to year-end, our backlog increased by approximately 520 homes valued at approximately $228 million as a result of the Hanover acquisition on January 18, 2022.

Lot Sales and Other Revenue

Lot sales and other revenue and gross margin can vary significantly between reporting periods based on the number of lots under contract and the percentage of completion related to the development activities required as part of the lot sales and other contracts. For the years ended December 31, 2021 and 2019, we recognized $86.9 million and $62.1 million in lot sales and other revenue, respectively. We did not have any lot sales or other revenue for the year ended December 31, 2020.

As of December 31, 2021, the Company had $4.0 million deferred revenue from lot sales and other revenue. The Company recognizes these amounts as development progresses and the related performance obligations are completed. As of December 31, 2021, the Company had contract assets of $6.1 million from lot sales and other contracts. The contract asset balance represents cash to be received for work already performed on lot sale and other contracts. The amount of the transaction price for lot sales and other contracts allocated to performance obligations that were unsatisfied, or partially unsatisfied, as of December 31, 2021 was $63.9 million. As of December 31, 2020, the Company had no deferred revenue or contract assets. There was no outstanding amount related to unsatisfied performance obligations as of December 31, 2020.

Lots Owned or Controlled

The table below summarizes lots owned or controlled by reportable segment as of the dates presented. Lots controlled includes lots where we have placed a deposit and have a signed purchase contract or rolling option contract.

	December 31, 2021			December 31, 2020
	Lots Owned	Lots Controlled	Total	Lots Owned	Lots Controlled	Total	% Change
Arizona	3,274	1,124	4,398	3,094	1,770	4,864	(10)%
California	813	1,093	1,906	1,104	662	1,766	8%
Florida	966	457	1,423	—	—	—	N/A
Metro New York	50	—	50	50	—	50	—%
Texas	45	918	963	—	—	—	N/A
Total	5,148	3,592	8,740	4,248	2,432	6,680	31%

The total lots owned and controlled at December 31, 2021 were up 31% from December 31, 2020, primarily due to the acquisition of Vintage, which added approximately 1,800 lots owned and controlled, as well as recent land acquisitions and option contracts in California and Texas.

Subsequent to year-end, our lots owned and controlled increased by approximately 3,800 as a result of the Hanover acquisition on January 18, 2022.

Results of Operations and Assets by Segment

	Year Ended December 31,
	2021	2020	2019
Pretax income (loss)	(dollars in thousands)
Arizona	$25,681	$9,325	$(3,927)
California	61,073	10,131	53,019
Florida	(492)	—	—
Metro New York	(2,154)	(19,764)	(13,225)
Texas	(439)	—	—
Corporate	(16,939)	(11,857)	(7,317)
Total	$66,730	$(12,165)	$28,550

	December 31,
	2021	2020
Assets	(dollars in thousands)
Arizona	$360,598	$268,141
California	400,292	409,705
Florida	102,158	—
Metro New York	124,962	120,168
Texas	35,984	—
Corporate	241,520	97,750
Total	$1,265,514	$895,764

Our Arizona segment recorded pretax income of $25.7 million during the year ended December 31, 2021 compared to $9.3 million during the year ended December 31, 2020. The increase in pretax income in 2021 is primarily due to an increase in gross margins stemming from high demand which has allowed us to increase pricing.

Our California segment recorded pretax income of $61.1 million during the year ended December 31, 2021 compared to $10.1 million during the year ended December 31, 2020. The increase was partially due to increasing demand in the current periods. This allowed us to increase pricing, which resulted in an increase in gross margins, even with a shift in product mix that lowered our overall ASP in California. The California segment results for the year ended December 31, 2020 were impacted by COVID-19 related restrictions and delays. Additionally, the California segment recorded real estate inventory impairments of $3.4 million during the year ended December 31, 2020. Total assets in California decreased slightly as we reduce our concentration within and dependence upon the California market.

As noted above, Florida operations began in May 2021 with the acquisition of Vintage. The segment has operated near breakeven as we have integrated the new acquisition to align with our business model and operations. We have seen steady home sales revenue and deliveries over the year with a slightly increasing ASP over the year. We continue to purchase more lots in Florida to support the growth opportunities we see there.

The Metro New York segment experienced a decrease in pretax loss during the year ended December 31, 2021 as compared to the same prior periods, due to smaller losses from the unconsolidated joint venture at the LS-NJ Port Imperial JV LLC ("Avora") project. This was primarily due to strengthening market conditions in the current periods while the prior periods were impacted by COVID-19 related delays and pricing pressure. Avora recorded an impairment charge of $27.1 million resulting in a $13.8 million loss on unconsolidated joint venture during the year ended December 31, 2020.

As noted above, Texas operations began in May 2021 with the acquisition of Vintage. The segment has operated near breakeven as we have integrated the new acquisition to align with our business model and operations. The homes sales revenue, deliveries, and ASP have grown over the year as we have begun to deliver more homes after renegotiating the associated contracts obtained at acquisition.

We have also identified our Corporate operations as a non-operating segment, as it serves to support the business's operations through functional departments such as executive, finance, treasury, human resources, accounting and legal. The majority of the corporate personnel and resources are primarily dedicated to activities relating to the business's operations and are allocated accordingly. During the year ended December 31, 2021, costs allocated to our Corporate non-operating segment increased significantly as compared to the year ended December 31, 2020. This included transaction costs related to the Merger, costs associated with the Vintage acquisition and other potential acquisitions, as well as other increased costs associated with being a publicly traded company.

Selling, General, and Administrative Expenses

	Year Ended December 31,			As a Percentage of Home Sales Revenue
	2021	2020	2019	2021	2020	2019
	(dollars in thousands)
Sales and marketing expenses	$52,840	$48,100	$26,522	5.6%	6.5%	4.7%
General and administrative expenses	70,266	42,598	34,884	7.5%	5.8%	6.1%
Total operating expenses	$123,106	$90,698	$61,406	13.1%	12.3%	10.8%

During 2021, the selling, general, and administrative ("SG&A") expense rate, as a percentage of home sales revenue, was 13.1%, up from 12.3% during 2020. This total increase was partially offset by a decrease in sales and marketing expenses as a percentage of home sales revenue. This was a result of home prices rising faster than commissions due to an increase in sales that did not rely on a broker. The increase in general and administrative expenses was primarily due to (1) costs related to the acquisition of Vintage as well as potential future acquisitions, (2) costs associated with the Merger and continuing operations as a public company, and (3) an increase in compensation and personnel related expenses, including stock compensation expense, to support the growth and operations of the business as a public company.

Equity in Net Income (Loss) of Unconsolidated Joint Ventures

As of December 31, 2021, 2020, and 2019, we held membership interests in two unconsolidated joint ventures related to homebuilding activities, both of which are part of the Metro New York segment. As of December 31, 2021, one of the joint ventures, LS-NJ Port Imperial JV LLC ("Avora"), had active homebuilding activities with orders and deliveries, while the other, LS-Boston-Point LLC ("Boston Point"), was effectively closed out with only customary post-closing, warranty-related activities remaining.

Our share of joint venture income for the year ended December 31, 2021 was $1.3 million, compared to a loss of $16.4 million for the year ended December 31, 2020, and loss of $7.9 million for the year ended December 31, 2019. The income recognized was primarily the result of the significant number of homes delivered during the year. The Company's joint venture loss in 2020 and 2019 was due to impairment charges of $27.1 million and $5.8 million taken by the Avora joint venture in June 2020 and 2019, respectively. Based on the Company's ownership percentage of 51%, $13.8 million and $3.0 million of the impairment charges were included in the Company's consolidated statements of operations. The impairment charge in 2020 was primarily a result of slowing orders arising from restrictions and delays due to COVID-19. In both 2020 and 2019, the impairment charges were also due to increased competition from neighboring communities and weaker pricing than expected. As of December 31, 2021, the building held by the Avora joint venture is substantially closed out with only three homes remaining to sell and deliver.

The following sets forth supplemental operational and financial information about the unconsolidated joint ventures. Such information is not included directly in the financial statements, but is reflected in the results as a component of equity in net income (loss) of unconsolidated joint ventures. This data is included for informational purposes only.

	Year Ended December 31,
	2021	2020	2019
Unconsolidated Joint Ventures Operational Data	(dollars in thousands)
Net new home orders	32	31	61
New homes delivered	36	33	60
Selling communities at end of period	1	1	1
Backlog (dollar value)	$—	$5,024	$5,772
Backlog (homes)	—	4	6
Units owned and controlled	3	39	72

Other Income (Expense), net

For the year ended December 31, 2021, other income, net was $3.9 million compared to other income, net of $0.1 million for the same period in 2020. The amount of other income for the year ended December 31, 2021 reflects the $4.3 million gain on our Paycheck Protection Program ("PPP") loan forgiveness partially offset by other expenses.

Provision (Benefit) for Income Taxes

The provision (benefit) for income taxes is primarily influenced by (1) changes in the amount of pretax income (loss), (2) changes in the amount of income (loss) attributable to noncontrolling interests that are included in pretax income (loss), (3) the reversal of valuation allowances related to deferred tax assets, (4) income tax credits, or (5) changes in federal and state statutory income tax rates. The income tax provision for the year ended December 31, 2021 was $14.0 million, as compared to a benefit of $3.1 million and a provision of $6.2 million for the years ended December 31, 2020 and 2019, respectively. The effective tax rate for the year ended December 31, 2021 was 21.0%, and was different from the federal statutory rate primarily due to state income taxes net of federal income tax benefits, offset by the energy efficient home credit. The federal energy efficient home credit provides eligible contractors a federal income tax credit of $2,000 for each home delivered that meets the energy saving and certification requirements under the statute. At the end of 2021, we concluded that 1,620 homes delivered during the year were eligible for the tax credit, providing a benefit of $3.2 million for the year ended December 31, 2021.

The effective tax rate for the year ended December 31, 2020 was 25.3%, and was different from the federal statutory rate primarily due to state income taxes net of federal income tax benefits and prior year true-ups, partially offset by the energy efficient home credit. The effective tax rate for the year ended December 31, 2019 was 21.6%, and was different from the federal statutory rate primarily due to state income taxes net of federal income tax benefits, partially offset by the energy efficient home credit.

Critical Accounting Estimates

Critical accounting estimates are those that we believe are both significant and that require us to make difficult, subjective, or complex judgments, often because we need to estimate the effect of inherently uncertain matters. We base our estimates and judgments on historical experiences and various other factors that we believe to be appropriate under the circumstances. Actual results may differ from these estimates, and the estimates included in the consolidated financial statements might be impacted if we used different assumptions or conditions. The significant accounting policies are outlined in Note 2 - Summary of Significant Accounting Policies to the consolidated financial statements. The following are accounting policies that we believe are critical because of the significance of the activity to which they relate or because they require the use of significant estimates, judgments, and/or other assumptions in their application. Management believes that the following accounting policies are among the most important to the presentation of our financial condition and results of operations and require the most difficult, subjective, or complex judgments.
Real Estate Inventories
Real estate inventories include actively selling projects as well as projects under development or held for future development. Inventories are stated at cost, unless the carrying amount is determined not to be recoverable, in which case inventory is written down to its fair value. The Company capitalizes pre-acquisition costs, land deposits, land, development, and other allocated costs, including interest, property taxes, and indirect construction costs to real estate inventories. Pre-acquisition costs, including non-refundable land deposits, are removed from inventory and expensed to other (expense) income, net, if the Company determines continuation of the prospective project is not probable. Land, development, and other common costs are typically allocated to real estate inventories using a methodology that approximates the relative-sales-value method. If the relative-sales-value-method is impracticable, costs are allocated based on area methods, such as square footage or lot size, or other value methods as appropriate under the circumstances. Home construction costs per production phase are recorded using the specific identification method.
The Company reviews real estate inventories on a periodic basis or whenever indicators of impairment exist. If there are indicators of impairment, the Company performs a detailed budget and cash flow review of the applicable real estate inventories to determine whether the estimated undiscounted future cash flows of the project are more or less than the asset’s carrying value. If the estimated undiscounted future cash flows are more than the asset’s carrying value, no impairment adjustment is required. However, if the estimated undiscounted future cash flows are less than the asset’s carrying value, the asset is written down to fair value and impairment charges are recorded to cost of sales. We generally determine the estimated fair value of each community by using a discounted cash flow approach based on the estimated future cash flows at discount rates that reflect the risk of the community being evaluated.
When estimating future cash flows of a project, the Company makes various assumptions including, estimated future housing revenues, sales absorption rates, land development, construction and related carrying costs, and direct selling and marketing costs. The discounted cash flow approach can be impacted significantly by our estimates of future cash flows and the applicable discount rate, which are Level 3 inputs. The key assumptions used in inventory valuation are based on factors known to us at the time such estimates are made and our expectations of future operations and market conditions. Due to uncertainties in the estimate process, the volatility in market conditions, the long life cycle of many communities, and potential changes in our strategy related to certain communities, actual results could differ significantly from valuation estimates.

Lot Sales and Other Revenue
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
The key assumptions relating to percentage-of-completion are impacted by local market and economic conditions, and are inherently uncertain. Although our assumptions reflect management’s best estimates, due to uncertainties in the estimation process, actual results could differ from such estimates.

Warranty Accrual
We provide home purchasers with limited warranties against certain building defects and we have certain obligations related to those post-construction warranties for closed homes. The specific terms and conditions of these limited warranties vary depending upon the markets in which we do business, but generally we provide all of our home buyers with a limited warranty as to workmanship and mechanical equipment and also provide many of our home buyers with a limited 10-year warranty as to structural integrity.
Estimated future direct warranty costs are accrued and charged to cost of sales in the period when the related homebuilding revenues are recognized. Amounts are accrued based upon the Company's historical rates of warranty claims. Historical experience of the Company’s peers is also considered due to the limited internal history of homebuilding sales. The adequacy of the warranty accrual is assessed on a quarterly basis to reflect changes in trends as information becomes available and the amounts recorded are adjusted if necessary. The warranty accrual is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets and adjustments to are recorded through cost of sales.
While we believe that our current warranty reserves are adequate, there can be no assurances that historical data and trends will accurately predict our actual warranty costs or that future developments might not lead to a significant change in the reserve. A 10% change in the historical warranty rates used to estimate our warranty accrual for the year ended December 31, 2021 would not result in a material change in our accrual.

Warrant Liability

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) ASC 480, and ASC 815. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are recorded as liabilities at their initial fair value on the date of issuance or assumption and remeasured to fair value at each balance sheet date thereafter.

Our outstanding Private Placement Warrants are presented on the consolidated balance sheets as a liability recorded at fair value with subsequent changes in fair value recognized in the consolidated statement of operations at each reporting date as a gain (loss) on remeasurement of the warrant liability. The fair value of the Private Placement Warrants is estimated using a Black-Scholes option pricing model which includes assumptions used in the model that are subjective and require significant judgment, including implied volatility. The implied volatility is derived from the traded price of the Company’s outstanding public warrants. Changes in the assumption of implied volatility can materially affect the estimate of the fair value of these instruments and ultimately change the fair value of the Private Placement Warrants.

Goodwill

The excess of the purchase price of a business acquisition over the net fair value of assets acquired and liabilities assumed is capitalized as goodwill. Goodwill and any other intangible assets that do not have finite lives are not amortized, but rather assessed for impairment at least annually. The Company performs an annual impairment test during the fourth quarter or whenever impairment indicators are present using a two-step process to assess whether or not goodwill should be impaired. Qualitative factors may include, but are not limited to, economic conditions, industry and market considerations, cost factors, overall financial performance of the reporting units and other entity and reporting unit specific events. The first step is a qualitative assessment that analyzes current economic indicators associated with a particular reporting unit. If the qualitative assessment indicates a stable or improved fair value, no further testing is required. If a qualitative assessment indicates that a significant decline to fair value of a reporting unit is more likely than not, or, at our election, we will proceed to the second step where we calculate the fair value of a reporting unit based on discounted future cash flows. This analysis requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts; estimation of the long-term rate of growth for our business, including terminal multiples; and the determination of the respective weighted-average cost of capital. Changes in these estimates and assumptions could materially affect the determination of estimated fair value and impairment for each reporting unit. If this step indicates that the carrying value of a reporting unit is in excess of its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. There was no goodwill impairment recorded during the years ended December 31, 2021, and 2020.

Business Combinations

Acquisitions are accounted for in accordance with ASC 805, “Business Combinations.” In connection with the recent acquisitions of Vintage Estate Homes ("Vintage"), Garrett Walker Homes ("Garrett Walker"), and Pinnacle West Homes Holding Corp. ("Pinnacle West"), management determined in each case that the Company obtained control of a business including inputs, processes, and outputs in exchange for cash consideration. All material assets and liabilities were measured and recognized at fair value as of the date of the acquisition. Any excess of the purchase price over the estimated fair values of the identifiable net assets acquired is recorded as goodwill.

The fair value of acquired inventories largely depends on the stage of production of the acquired land and work in process inventory. With the assistance of a third-party appraiser, the fair value of land and land options is generally determined based on relevant market data, such as a comparison of the subject sites to similar parcels that have recently been sold or are currently being offered on the market for sale. With the assistance of a third-party appraiser, the fair value of work in process inventories is determined based upon the stage of production of each unit and a gross margin that we believe a market participant would require to complete the remaining development and requisite selling efforts.

While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain. Due to the number of possible scenarios that would result from various changes in these factors, we do not believe it is possible to develop a sensitivity analysis with a level of precision that would be meaningful to an investor.

Liquidity and Capital Resources

Overview

As of December 31, 2021, we had $343.3 million of cash, cash equivalents, and restricted cash, a $233.2 million increase from December 31, 2020, primarily due to proceeds from the Merger of $64.4 million and net borrowings of debt, including via the new line of credit, of $172.8 million. Our payment for the acquisition of Vintage of $44.5 million, as well as other land purchases and construction costs, were generally offset by operating cash flows and distributions from unconsolidated joint ventures.

Our principal sources of capital are cash generated from home and land sales activities, borrowing from credit facilities, and distributions from unconsolidated joint ventures. Our principal uses of capital are land purchases, land development, home construction, repayments on credit facilities, the acquisition of other homebuilders, and the payment of routine liabilities.

Cash flows for each community depend on the community's stage in the development cycle and can differ substantially from reported earnings. Early stages of development or expansion require significant cash outlays for land acquisitions, entitlements and other approvals, and construction of model homes, roads, utilities, general landscaping, and other amenities. Because these costs are a component of inventory and not recognized in the consolidated statements of operations until a home closes, we incur significant cash outlays prior to recognizing earnings. In the later stages of community development, cash inflows may significantly exceed earnings reported for financial statement purposes, as the cash outflow associated with home and land construction was previously incurred. From a liquidity standpoint, we are actively acquiring and developing lots in our markets to maintain and grow our supply of lots and active selling communities.

We expect to generate cash from the sale of inventory including homes under construction. We generally intend to re-deploy the cash generated from the sale of inventory to acquire and develop strategic, well-positioned lots that represent opportunities to generate future income and cash flows by allocating capital to best position us for long-term success. When it meets with our strategic goals we may continue to purchase companies that strengthen our position in markets in a way that would not be possible with organic growth. As we continue to expand our business, we expect that our cash outlays for land purchases and development to increase our lot inventory may, at times, exceed our cash generated by operations.

We intend to utilize debt as part of our ongoing financial strategy, coupled with redeployment of cash flows from operations, to finance our business. As of December 31, 2021, we had outstanding borrowings of $472.9 million in aggregate principal, excluding deferred loan costs. We will consider a number of factors when evaluating our level of indebtedness and when making decisions regarding the incurrence of new indebtedness, including the purchase price of assets to be acquired with debt financing, the market value of our assets and the ability of particular assets, and our business as a whole, to generate cash flow to cover the expected debt service. In addition, our credit facilities contain certain financial covenants, among others, that limit the amount of leverage we can maintain, as well as minimum tangible net worth and liquidity requirements.
We believe that we will be able to fund our current and foreseeable liquidity needs with our cash on hand, cash generated from operations, and cash expected to be available from credit facilities or through accessing debt or equity capital as needed.
Subsequent to year-end, we used $248.5 million to acquire Hanover and paydown related debt on January 18, 2022.

Credit Facilities
On October 6, 2021, the Company entered into a credit agreement (the "Credit Agreement"). The Credit Agreement provides for a senior unsecured borrowing of up to $585.0 million of which there was $390.3 million outstanding as of December 31, 2021. The Company may increase the borrowing amount up to $850 million under certain circumstances. Borrowings under the Credit Agreement bear interest at LIBOR plus 3.25% or Prime Rate plus 2.75%. The interest rate includes a floor of 3.75%. As of December 31, 2021, the interest rate on the loan was 3.75%. The Credit Agreement matures in October 2024. Concurrently with the entry into the Credit Agreement, the Company paid off the previous lines of credit and all but one of its construction loans. The remaining construction loan has a variable interest rate of LIBOR plus 6.50% with a floor of 8.25%. As of December 31, 2021, the interest rate on the loan was 8.25%. The construction loan matures in September 2022. Both of our loans include terms to replace LIBOR upon its ultimate sunset with either Ameribor for the Credit Agreement or the Prime Rate on the remaining construction loan.
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

Letters of Credit and Performance Bonds

In the ordinary course of business, and as part of the entitlement and development process, the Company's subsidiaries are required to provide performance bonds to assure completion of certain public facilities. The Company had $94.7 million and $78.0 million of performance bonds outstanding at December 31, 2021 and 2020, respectively. Although significant development and construction activities have been completed related to the improvements at these sites, the performance bonds are generally not released until all development and construction activities are completed.

Financial Covenants
Our loans have certain financial covenants, including requirements to maintain a minimum liquidity balance, minimum tangible net worth, as well as maximum leverage and interest coverage ratios. See the table below for the covenant calculations.

	December 31, 2021
Financial Covenants	Actual	Covenant Requirement
	(dollars in thousands)
Minimum Liquidity Covenant	$346,889	$50,000
Interest Coverage Ratio - Adjusted EBITDA to Interest Incurred	3.69	1.5
Tangible Net Worth	$596,030	$329,182
Maximum Leverage Ratio (1)	18.7%	<65%
(1)    Calculation is debt, net of certain cash amounts, divided by that same net debt balance plus tangible net worth.

The loan agreements also contain certain restrictive covenants, including limitations on incurrence of other indebtedness, liens, dividends and other distributions, asset dispositions, investments, and limitations on fundamental changes. The agreements contain customary events of default, subject to cure periods in certain circumstances, that would result in the termination of the commitments and permit the lender to accelerate payment on outstanding borrowings. These events of default include nonpayment of principal, interest and fees or other amounts; violation of covenants; inaccuracy of representations and warranties; cross default to certain other indebtedness; unpaid judgments; change in control; and certain bankruptcy and other insolvency events. As of December 31, 2021, we were in compliance with all covenants.

Cash Flows—Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

For the years ended December 31, 2021 and December 31, 2020, the comparison of cash flows is as follows:

•Net cash provided by operating activities increased to $33.4 million during the year ended December 31, 2021 compared to $13.6 million during 2020. The increase in net cash flows from operating activities was primarily due to proceeds from home sales, with net income growing $61.8 million compared to 2020. This was partially offset by more cash paid to acquire real estate inventories by $59.7 million for the year ended December 31, 2021, compared to $19.9 million during the year ended December 31, 2020. This difference was the result of additional land acquisitions and higher construction costs during the period related to a higher number of communities, a portion of which have not yet begun selling homes. Accounts payable resulting from this construction activity also increased during the year by $35.9 million which affected the timing of our cash flows from operating activities.

•Net cash used in investing activities was $25.6 million during the year ended December 31, 2021, compared to $125.1 million cash used in investing activities during the same period in 2020. This difference was primarily related to the size of our acquisitions in the comparable periods. Payments for the acquisition of Vintage, net of cash received, was $44.5 million, compared to $128.5 million used in the acquisition of Garrett Walker, net of cash received, in 2020. Distributions of capital from the Avora unconsolidated joint venture provided $22.1 million during the year ended December 31, 2021, compared to $5.2 million for the same period in 2020.

•Net cash provided by financing activities was $225.4 million during the year ended December 31, 2021, compared to net cash provided by financing activities of $65.2 million during the same period in 2020. The increase in cash provided by financing activities is due to a net increase in cash from notes and other debts payable of $172.8 million, compared to an increase in net borrowings of $94.4 million in 2020. The increase was primarily the result of the new credit facility we entered into. The increase was also due in large part to net proceeds of $64.4 million from the Merger which consisted of cash proceeds of $100.7 million less cash paid to the public warrant holders to amend the public warrants of $28.7 million and $7.5 million paid for offering related costs. Cash from the Merger was also used to pay off a convertible note of $1.5 million assumed in the Merger. In addition, during 2020 the aforementioned cash proceeds were partially offset by a $15.4 million final distribution to a noncontrolling interest related to one of our consolidated joint ventures. There was no such distribution during the year ended December 31, 2021.

Off-Balance Sheet Arrangements

Option Contracts

In the ordinary course of business, we enter into land purchase contracts in order to procure lots for the construction of homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require a cash deposit, and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers and others as a method of acquiring land in staged takedowns, to help manage the financial and market risk associated with land holdings, and to reduce the use of funds from financing sources. Option contracts generally require payment of a non-refundable deposit for the right to acquire lots over a specified period of time at pre-determined prices. Our obligations with respect to purchase contracts and option contracts are generally limited to the forfeiture of the related non-refundable cash deposits. As of December 31, 2021, we had outstanding purchase and option contracts totaling $399.1 million, and had $63.6 million of related cash deposits pertaining to these contracts.

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

Material Cash Requirements

The material cash requirements as of December 31, 2021 were as follows:

	Payments due by Periods
	(dollars in thousands)
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-term debt maturities (¹)	$472,917	$82,617	$390,300	$—	$—
Operating leases (²)	14,261	4,628	5,862	2,775	996
Purchase obligations (³)	399,096	170,247	208,392	20,457	—
Total contractual obligations	$886,274	$257,492	$604,554	$23,232	$996
(1)    Principal payments in accordance with the line of credit and construction loans. Total future interest payments of $41.9 million associated with our current outstanding debt are based on the current outstanding balance and interest rate as of December 31, 2021 through maturity.
(2)    Operating lease obligations do not include payments to property owners covering common area maintenance charges.
(3)    Includes the remaining purchase price for all land option and purchase contracts, net of deposits, as of December 31, 2021.

We are subject to certain requirements associated with entering into contracts (including land option contracts) for the purchase, development, and sale of real estate in the routine conduct of business. Option contracts for the purchase of land enable us to defer acquiring portions of properties owned by third parties until we have determined whether to exercise our option, which may serve to reduce the financial risks associated with long-term land holdings. At December 31, 2021, we had $63.6 million of deposits, of which none are refundable. We expect to acquire the majority of such land within the next four years. Our performance on these contracts, including the timing and amount of purchase, if any, on the remaining purchase and option contracts is subject to change.

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

Non-GAAP Financial Measures

We include non-GAAP financial measures, including adjusted home sales gross margin, EBITDA and adjusted EBITDA, net debt to net capital, and adjusted net income. These non-GAAP financial measures are presented to provide investors additional insights to facilitate the analysis of our results of operations. These non-GAAP financial measures are not in accordance with, or an alternative for, GAAP and may be different from non-GAAP financial measures used by other companies. In addition, these non-GAAP financial measures are not based on any comprehensive or standard set of accounting rules or principles. Accordingly, the calculation of our non-GAAP financial measures may differ from the definitions of non-GAAP financial measures other companies may use with the same or similar names. This limits, to some extent, the usefulness of this information for comparison purposes. Non-GAAP financial measures have limitations in that they do not reflect all of the amounts associated with our financial results as determined in accordance with GAAP. This information should only be used to evaluate our financial results in conjunction with the corresponding GAAP information. Accordingly, we qualify our use of non-GAAP financial measures whenever non-GAAP financial measures are presented.

Net Debt to Net Capital

The following table presents the ratio of debt to capital as well as the ratio of net debt to net capital which is a non-GAAP financial measure. The ratio of debt to capital is computed as the quotient obtained by dividing total debt, net of issuance costs, by total capital (sum of total debt, net of issuance costs, plus total equity).

The non-GAAP ratio of net debt to net capital is computed as the quotient obtained by dividing net debt (which is total debt, net of issuance costs less cash, cash equivalents, and restricted cash as well as cash held in escrow to the extent necessary to reduce the debt balance to zero) by net capital (sum of net debt plus total equity). We have updated the calculation of net debt to net capital for the year ended December 31, 2020 to reduce debt by the amount of cash held in escrow to be consistent with our presentation for the year ended December 31, 2021. The most comparable GAAP financial measure is the ratio of debt to capital. We believe the ratio of net debt to net capital is a relevant financial measure for investors to understand the leverage employed in our operations and as an indicator of our ability to obtain financing. We believe that by deducting our cash from our debt, we provide a measure of our indebtedness that takes into account our cash liquidity. We believe this provides useful information as the ratio of debt to capital does not take into account our liquidity and we believe that the ratio of net debt to net capital provides supplemental information by which our financial position may be considered.

See table below reconciling this non-GAAP measure to the ratio of debt to capital.

	December 31,
	2021	2020
	(dollars in thousands)
Total notes and other debts payable, net	$461,117	$264,809
Total equity	621,397	529,486
Total capital	$1,082,514	$794,295
Ratio of debt to capital	42.6%	33.3%

Total notes and other debts payable, net	$461,117	$264,809
Less: cash, cash equivalents and restricted cash	343,253	110,048
Less: cash held in escrow	4,079	11,618
Net debt	113,785	143,143
Total equity	621,397	529,486
Net capital	$735,182	$672,629
Ratio of net debt to net capital	15.5%	21.3%

EBITDA and Adjusted EBITDA

The following table presents EBITDA and Adjusted EBITDA for the years ended December 31, 2021, 2020, and 2019. Adjusted EBITDA is a non-GAAP financial measure used by management in evaluating operating performance. We define Adjusted EBITDA as net income before (i) income tax expense (benefit), (ii) interest expenses, (iii) depreciation and amortization, (iv) inventory impairments, (v) purchase accounting adjustments for acquired work in process inventory related to business combinations, (vi) (gain) loss on debt extinguishment, (vii) transaction costs related to the Merger and business combinations, (viii) the impact of income or loss allocations from our unconsolidated joint ventures, (ix) gain on forgiveness of PPP loan, and (x) gain (loss) on remeasurement of warrant liability. We believe Adjusted EBITDA provides an indicator of general economic performance that is not affected by fluctuations in interest, effective tax rates, levels of depreciation and amortization, and items considered to be non-recurring. The economic activity related to our unconsolidated joint ventures is not core to our operations and is the reason we have excluded those amounts. Accordingly, we believe this measure is useful for comparing our core operating performance from period to period. Our presentation of Adjusted EBITDA should not be considered as an indication that our future results will be unaffected by unusual or non-recurring items.

	Year Ended December 31,
	2021	2020	2019
	(dollars in thousands)
Net income (loss)	$52,735	$(9,084)	$22,391
Provision (benefit) for income taxes	13,995	(3,081)	6,159
Interest in cost of sales	33,509	37,926	40,393
Interest relieved to equity in net income (loss) of unconsolidated joint ventures	1,267	1,162	1,934
Interest expense	32	15	—
Depreciation and amortization expense	5,393	3,580	2,960
EBITDA	106,931	30,518	73,837
Inventory impairments	—	3,413	—
Purchase price accounting in cost of home sales	14,588	15,519	2,874
Transaction costs	5,313	1,031	1,220
Equity in net loss (income) of unconsolidated joint ventures, net of interest	(2,529)	15,256	5,967
Gain on PPP loan forgiveness	(4,266)	—	—
Gain on remeasurement of warrant liability	(2,090)	—	—
Less: Imputed interest in cost of sales (1)	—	(776)	(10,024)
Adjusted EBITDA	$117,947	$64,961	$73,874
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

	Year Ended December 31,
	2021	2020	2019
	(dollars in thousands)
Net income (loss) attributable to Landsea Homes Corporation	$52,786	$(8,951)	$17,200

Inventory impairments	—	3,413	—
Previously capitalized related party interest included in cost of sales	11,670	14,110	15,646
Equity in net (income) loss of unconsolidated joint ventures	(1,262)	16,418	7,901
Purchase price accounting for acquired inventory	14,588	15,519	2,874
Merger related transaction costs	2,656	—	—
Gain on PPP loan forgiveness	(4,266)	—	—
Gain on remeasurement of warrant liability	(2,090)	—	—
Total adjustments	21,296	49,460	26,421
Tax-effected adjustments (1)	14,004	36,933	20,721

Adjusted net income attributable to Landsea Homes Corporation	$66,790	$27,982	$37,921
(1)    Our tax-effected adjustments are based on our federal rate and a blended state rate adjusted for certain discrete items.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Due to the nature of homebuilding and our business we are exposed to market risks in the ordinary course of our business, including the effects of interest rate changes and inflation as described below. We are also exposed to market risk from fluctuations in our stock prices and related characteristics, which impact the fair value of our warrant liability.

Interest Rates

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. The Company's primary exposure to market risk is interest rate risk associated with variable notes and credit facilities. Borrowings under various variable notes and credit facilities bear interest at a floating rate equal to the adjusted Prime rate or LIBOR plus an applicable margin between 2.75% to 6.50% per annum.

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

Item 8. Financial Statements

Landsea Homes Corporation
Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Landsea Homes Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Landsea Homes Corporation and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Los Angeles, California
March 16, 2022

We have served as the Company's auditor since 2019.

Landsea Homes Corporation
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31,
	2021	2020
Assets
Cash and cash equivalents	$342,810	$105,778
Cash held in escrow	4,079	11,618
Restricted cash	443	4,270
Real estate inventories (including related party interest of $7,509 and $18,721, respectively)	844,792	687,819
Due from affiliates	4,465	2,663
Investment in and advances to unconsolidated joint ventures (including related party interest of $70 and $1,320, respectively)	470	21,342
Goodwill	24,457	20,705
Other assets (including right-of-use assets with a related party of $2,010 and $0, respectively)	43,998	41,569
Total assets	$1,265,514	$895,764

Liabilities
Accounts payable	$73,734	$36,243
Accrued expenses and other liabilities (including lease liabilities with a related party of $2,010 and $0, respectively)	97,724	62,869
Due to affiliates	2,357	2,357
Warrant liability	9,185	—
Notes and other debts payable, net	461,117	264,809
Total liabilities	644,117	366,278

Commitments and contingencies

Equity
Stockholders' equity:
Preferred stock, $0.0001 par value, 50,000,000 shares authorized, none issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized, 46,281,091 and 32,557,303 issued and outstanding as of December 31, 2021 and December 31, 2020	5	3
Additional paid-in capital	535,345	496,171
Retained earnings	84,797	32,011
Total stockholders' equity	620,147	528,185
Noncontrolling interests	1,250	1,301
Total equity	621,397	529,486
Total liabilities and equity	$1,265,514	$895,764
See accompanying notes to the consolidated financial statements.

Landsea Homes Corporation
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2021	2020	2019
Revenue
Home sales (including to related parties of $10,751, $0, and $0, respectively)	$936,400	$734,608	$568,872
Lot sales and other (including to related parties of $3,226, $0, and $0, respectively)	86,904	—	62,116
Total revenue	1,023,304	734,608	630,988

Cost of sales
Home sales (including related party interest of $11,670, $14,110, and $15,526, respectively and cost of sales to related parties of $8,770, $0, and $0, respectively)	772,575	636,324	478,054
Inventory impairments	—	3,413	—
Lot sales and other (including related party interest of $0, $0, and $120, respectively and cost of sales to related parties of $2,966, $0, and $0, respectively)	68,131	—	53,475
Total cost of sales	840,706	639,737	531,529

Gross margin
Home sales	163,825	94,871	90,818
Lot sales and other	18,773	—	8,641
Total gross margin	182,598	94,871	99,459

Sales and marketing expenses	52,840	48,100	26,522
General and administrative expenses	70,266	42,598	34,884
Total operating expenses	123,106	90,698	61,406

Income from operations	59,492	4,173	38,053

Other income (expense), net	3,886	80	(1,602)
Equity in net income (loss) of unconsolidated joint ventures (including related party interest of $1,250, $1,146, and $1,908, respectively)	1,262	(16,418)	(7,901)
Gain on remeasurement of warrant liability	2,090	—	—
Pretax income (loss)	66,730	(12,165)	28,550

Provision (benefit) for income taxes	13,995	(3,081)	6,159

Net income (loss)	52,735	(9,084)	22,391
Net (loss) income attributable to noncontrolling interests	(51)	(133)	5,191
Net income (loss) attributable to Landsea Homes Corporation	$52,786	$(8,951)	$17,200

Earnings (loss) per share:
Basic	$1.14	$(0.27)	$0.53
Diluted	$1.14	$(0.27)	$0.53

Weighted average shares outstanding:
Basic	45,198,722	32,557,303	32,557,303
Diluted	45,250,718	32,557,303	32,557,303
See accompanying notes to the consolidated financial statements.

Landsea Homes Corporation
Consolidated Statements of Equity
(in thousands, except shares)

	Common Stock
	Shares	Amount	Additional paid-in capital	Retained earnings (deficit)	Noncontrolling Interests	Total Equity

Balance at December 31, 2018	1,000	$—	$508,823	$23,762	$12,571	$545,156
Retroactive application of recapitalization	32,556,303	3	(3)	—	—	—
Adjusted balance, beginning of period	32,557,303	$3	$508,820	$23,762	$12,571	$545,156
Contributions from noncontrolling interests	—	—	—	—	130	130
Net income	—	—	—	17,200	5,191	22,391
Net transfers from parent	—	—	15,693	—	—	15,693
Balance at December 31, 2019	32,557,303	$3	$524,513	$40,962	$17,892	$583,370
Contributions from noncontrolling interests	—	—	—	—	198	198
Distributions to noncontrolling interests	—	—	—	—	(15,414)	(15,414)
Net loss	—	—	—	(8,951)	(133)	(9,084)
Net transfers to parent	—	—	(28,342)	—	(1,242)	(29,584)
Balance at December 31, 2020	32,557,303	$3	$496,171	$32,011	$1,301	$529,486
Recapitalization transaction, net of fees and deferred taxes	13,673,722	2	33,366	—	—	33,368
Vesting of restricted stock units	50,066	—	—	—	—	—
Stock-based compensation expense	—	—	5,808	—	—	5,808
Net income (loss)	—	—	—	52,786	(51)	52,735
Balance at December 31, 2021	46,281,091	$5	$535,345	$84,797	$1,250	$621,397
See accompanying notes to the consolidated financial statements.

Landsea Homes Corporation
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$52,735	$(9,084)	$22,391
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,393	3,580	2,960
Gain on remeasurement of warrant liability	(2,090)	—	—
Stock-based compensation expense	5,808	—	—
Gain on forgiveness of PPP loans	(4,266)	—	—
Inventory impairments	—	3,413	—
Abandoned project costs	555	380	696
Distributions of earnings from unconsolidated joint ventures	—	—	3,561
Equity in net (earnings) loss of unconsolidated joint ventures	(1,262)	16,418	7,901
Deferred taxes	(2,826)	(5,024)	(1,345)
Changes in operating assets and liabilities:
Cash held in escrow	7,539	(2,782)	(7,132)
Real estate inventories	(59,655)	(19,895)	94,382
Due from affiliates	(1,802)	(174)	1,445
Notes receivable from lot sales	—	—	17,450
Other assets	(6,045)	(756)	(3,605)
Accounts payable	35,850	15,744	(20,601)
Accrued expenses and other liabilities	3,466	10,779	(11,908)
Due to affiliates	—	1,010	(153)
Net cash provided by operating activities	33,400	13,609	106,042

Cash flows from investing activities:
Purchases of property and equipment	(3,176)	(1,794)	(5,585)
Distributions of capital from unconsolidated joint ventures	22,134	5,196	1,681
Repayments of advances from unconsolidated joint ventures	—	—	5,000
Payments for business acquisition, net of cash acquired	(44,537)	(128,528)	(23,562)
Net cash used in investing activities	(25,579)	(125,126)	(22,466)

Cash flows from financing activities:
Borrowings from notes and other debts payable	910,487	600,391	276,559
Repayments of notes and other debts payable	(737,683)	(505,942)	(296,203)
Proceeds from merger, net of fees and other costs	64,434	—	—
Repayment of convertible note	(1,500)	—	—
Repayments of land bank financing	—	—	(41,667)
Contributions from noncontrolling interests	—	198	130
Distributions to noncontrolling interests	—	(15,414)	—
Deferred offering costs paid	(1,832)	(7,466)	—
Debt issuance costs paid	(8,522)	(5,532)	(1,299)
Cash (distributed to) provided by parent, net	—	(1,048)	15,693
Net cash provided by (used in) financing activities	225,384	65,187	(46,787)

Net increase (decrease) in cash, cash equivalents, and restricted cash	233,205	(46,330)	36,789
Cash, cash equivalents, and restricted cash at beginning of year	110,048	156,378	119,589
Cash, cash equivalents, and restricted cash at end of year	$343,253	$110,048	$156,378
See accompanying notes to the consolidated financial statements.

Landsea Homes Corporation
Notes to Consolidated Financial Statements

1.    Company
Landsea Homes Corporation (“LHC” or the “Company”), a majority owned subsidiary of Landsea Holdings Corporation (“Landsea Holdings”), together with its subsidiaries, is engaged in the acquisition, development, and sale of homes and lots in Arizona, California, Florida, New Jersey, New York, and Texas. The Company's operations are organized into the following five reportable segments: Arizona, California, Florida, Metro New York and Texas.
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

In connection with the Merger, the Company received $64.4 million from the Merger after payments of $28.7 million related to the public warrant amendment and $7.5 million in transaction expenses incurred. The Company incurred direct and incremental costs of approximately $16.7 million related to the equity issuance, consisting primarily of investment banking, legal, accounting and other professional fees, which were recorded to additional paid-in capital as a reduction of proceeds. The Company recorded $2.7 million in general and administrative expenses in 2021 related to the accelerated vesting of the phantom awards. The Company paid cash of $2.9 million for the phantom stock awards and issued 0.2 million shares with an issuance date value of $1.9 million at the time of the Merger.
The Merger was accounted for as a reverse recapitalization. Under this method of accounting, LF Capital is treated as the “acquired” company for financial reporting purposes. This determination was primarily based on the current stockholder of LHC, Landsea Holdings, having a relative majority of the voting power of the combined entity, the operations of LHI prior to the Merger comprising the only ongoing operations of the combined entity, and senior management of LHI comprising the senior management of the combined entity. Accordingly, for accounting purposes, the financial statements of the combined entity represent a continuation of the financial statements of LHI with the acquisition being treated as the equivalent of LHI issuing stock for the net assets of LF Capital, accompanied by a recapitalization. The net assets of LHI are stated at historical cost, with no goodwill or other intangible assets recorded. The shares and net income (loss) per share available to holders of the LHI’s common stock, prior to the Merger, have been retroactively restated as shares reflecting the exchange ratio established in the Merger Agreement. We recorded an incremental $1.7 million to additional paid-in capital as part of our recapitalization transaction related to tax deductible transaction costs which required a detailed analysis that was finalized during the quarter ended December 31, 2021.

Landsea Homes Corporation
Notes to Consolidated Financial Statements

2.     Summary of Significant Accounting Policies
Basis of Presentation and Consolidation—The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and include the accounts of the Company and all of its wholly owned, majority owned, and controlled subsidiaries, which are referred to as the Company, unless context requires otherwise. Non-controlling interest represents the proportionate equity interests in consolidated entities that are not wholly owned by the Company. All intercompany transactions and balances have been eliminated in consolidation.
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
Landsea Holdings holds a series of notes payable to affiliated entities of its parent. The cash Landsea Holdings received from this debt was partially utilized to fund operations of the Company. Related party interest incurred by Landsea Holdings (the "Related Party Interest") was historically pushed down to the Company and reflected on the consolidated balance sheets of the Company, primarily in real estate inventories, and on the consolidated statements of operations in cost of sales. Refer to Note 5 - Capitalized Interest for further detail. As the Company did not guarantee the notes payable nor have any obligations to repay the notes payable, and as the notes payable will not be assigned to the Company, the notes payable do not represent a liability of the Company and accordingly have not been reflected in the consolidated balance sheets. Additionally, in connection with the Merger, LHC is precluded from repaying Landsea Holdings' notes payable to the affiliated entities of its parent. Therefore, as of January 7, 2021, the Related Party Interest is no longer pushed down to LHC.
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
Management of the Company believes that the assumptions underlying the consolidated financial statements reasonably reflect the utilization of services provided, or benefits received by the Company during the periods presented. Nevertheless, the consolidated financial statements may not be indicative of the Company’s future performance and therefore periods prior to the Merger do not necessarily reflect the results of operations, financial position, or cash flows of the Company if it had been an independent entity during those periods.
Use of Estimates—The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ materially from these estimates.
Cash and Cash Equivalents—The Company defines cash and cash equivalents as demand deposits with financial institutions and short-term liquid investments with a maturity date of less than three months from the date of purchase.

Landsea Homes Corporation
Notes to Consolidated Financial Statements

Cash Held in Escrow—Cash held in escrow consists of proceeds from home closings held in escrow for the Company's benefit, typically for less than five days.
Restricted Cash—Restricted cash consists of cash, cash equivalents, and certificates of deposit held as collateral related to development obligations or held in escrow by the Company's loan service providers on behalf of the lenders and disbursed in accordance with agreements between the transacting parties.
Real Estate Inventories and Cost of Sales—Real estate inventories include actively selling projects as well as projects under development or held for future development. Inventories are stated at cost, unless the carrying amount is determined not to be recoverable, in which case inventory is written down to its fair value. The Company capitalizes pre-acquisition costs, land deposits, land, development, and other allocated costs, including interest, property taxes, and indirect construction costs to real estate inventories. Pre-acquisition costs, including non-refundable land deposits, are removed from inventory and expensed to other (expense) income, net, if the Company determines continuation of the prospective project is not probable. Land, development, and other common costs are typically allocated to real estate inventories using a methodology that approximates the relative-sales-value method. If the relative-sales-value-method is impracticable, costs are allocated based on area methods, such as square footage or lot size, or other value methods as appropriate under the circumstances. Home construction costs per production phase are recorded using the specific identification method.
Cost of sales for homes closed includes construction costs of each home, an allocation of applicable land acquisition, land development, and related common costs, plus an estimate of any applicable costs required to complete the home or common area development. Changes in estimated development and common costs are allocated prospectively to remaining homes in a project.
The Company reviews real estate inventories on a periodic basis or whenever indicators of impairment exist. If there are indicators of impairment, the Company performs a detailed budget and cash flow review of the applicable real estate inventories to determine whether the estimated undiscounted future cash flows of the project are more or less than the asset’s carrying value. If the estimated undiscounted future cash flows are more than the asset’s carrying value, no impairment adjustment is required. However, if the estimated undiscounted future cash flows are less than the asset’s carrying value, the asset is written down to fair value and impairment charges are recorded to cost of sales. We generally determine the estimated fair value of each community by using a discounted cash flow approach based on the estimated future cash flows at discount rates that reflect the risk of the community being evaluated.
When estimating future cash flows of a project, the Company makes various assumptions including, estimated future housing revenues, sales absorption rates, land development, construction and related carrying costs, and direct selling and marketing costs. The discounted cash flow approach can be impacted significantly by our estimates of future cash flows and the applicable discount rate, which are Level 3 inputs. The key assumptions used in inventory valuation are subject to a variety of external factors and are inherently uncertain. Accordingly, actual results could differ from valuation estimates. See Note 4 - Real Estate Inventories for additional information.
Capitalization of Interest—The Company follows the practice of capitalizing interest to real estate inventories during the period of development and to investments in unconsolidated joint ventures, when applicable, in accordance with Accounting Standards Codification ("ASC") Topic 835, Interest. Interest capitalized as a component of real estate inventories is included in cost of sales as related homes or lots are sold. To the extent interest is capitalized to investment in unconsolidated joint ventures, it is included as a reduction to income from unconsolidated joint ventures when the related homes or lots are sold to third parties. To the extent the Company's debt exceeds its qualified assets as defined in ASC 835, the Company would expense a portion of the interest incurred. Qualified assets represent projects that are under development as well as investments in unconsolidated joint ventures accounted for under the equity method until such equity method investees begin their principal operations.
Business Combinations—Acquisitions are accounted for in accordance with ASC 805, “Business Combinations.” In connection with the recent acquisitions of Vintage Estate Homes ("Vintage"), Garrett Walker Homes ("Garrett Walker"), and Pinnacle West Homes Holding Corp. ("Pinnacle West"), management determined in each case that

Landsea Homes Corporation
Notes to Consolidated Financial Statements

the Company obtained control of a business including inputs, processes, and outputs in exchange for cash consideration. All material assets and liabilities were measured and recognized at fair value as of the date of the acquisition. Any excess of the purchase price over the estimated fair values of the identifiable net assets acquired is recorded as goodwill. Significant judgment is often required in estimating the fair value of assets acquired, particularly intangible assets.
The fair value of acquired inventories largely depends on the stage of production of the acquired land and work in process inventory. For acquired land inventory, we typically utilize, with the assistance of a third party appraiser, a forecasted cash flow approach for the development, marketing, and sale of communities acquired. Significant assumptions included in our estimates include future per lot development costs, construction and overhead costs, mix of products sold in each community, as well as average sales price. For work in process inventories, we estimate the fair value based upon the stage of production of each unit and a gross margin that we believe a market participant would require to complete the remaining development and requisite selling efforts. Refer to Note 3 - Business Combinations for further information regarding the purchase price allocation and related acquisition accounting.
Investment in and Advances to Unconsolidated Joint Ventures—The Company uses the equity method to account for investments in joint ventures that qualify as variable interest entities ("VIEs") where the Company is not the primary beneficiary and other entities that it does not control but has the ability to exercise significant influence over the operating and financial policies of the investee. The Company also uses the equity method when it functions as the managing member or general partner and its venture partner has substantive participating rights or where the Company can be replaced by its venture partner as managing member without cause.
As of December 31, 2021 and 2020, the Company concluded that some of its joint ventures were VIEs. The Company concluded that it was not the primary beneficiary of the variable interest entities and, accordingly, accounted for these entities under the equity method of accounting.
Under the equity method, the Company recognizes its proportionate share of earnings and losses generated by the joint venture upon the delivery of lots or homes to third parties. The Company classifies cash distributions received from equity method investees using the cumulative earnings approach. Under the cumulative earnings approach, distributions received are considered returns on investment and shall be classified as cash inflows from operating activities unless the cumulative distributions received less distributions received in prior periods exceed cumulative equity in earnings. When such an excess occurs, the current-period distribution up to this excess is considered a return of investment and shall be classified as cash inflows from investing activities. The Company's ownership interests in its unconsolidated joint ventures vary but are generally less than or equal to 51%. The accounting policies of the Company's joint ventures are consistent with those of the Company.
The Company also reviews its investments in and advances to unconsolidated joint ventures for evidence of other-than-temporary declines in value. To the extent the Company deems any portion of its investment in and advances to unconsolidated joint ventures as not recoverable, the Company would impair its investment accordingly. For the years ended December 31, 2021 and 2020, no impairments related to investment in and advances to unconsolidated joint ventures were recorded.
Variable Interest Entities—The Company accounts for variable interest entities in accordance with ASC 810, Consolidation. Under ASC 810, a VIE is created when: (a) the equity investment at risk in the entity is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by other parties, including the equity holders; (b) the entity’s equity holders as a group either (i) lack the direct or indirect ability to make decisions about the entity, (ii) are not obligated to absorb expected losses of the entity or (iii) do not have the right to receive expected residual returns of the entity; or (c) the entity’s equity holders have voting rights that are not proportionate to their economic interests, and the activities of the entity involve or are conducted on behalf of the equity holder with disproportionately few voting rights. If an entity is deemed to be a VIE pursuant to ASC 810, the enterprise that has both (i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (ii) the obligation to absorb the expected losses of the entity or right to receive

Landsea Homes Corporation
Notes to Consolidated Financial Statements

benefits from the entity that could be potentially significant to the VIE is considered the primary beneficiary and must consolidate the VIE.
Under ASC 810, a non-refundable deposit paid to an entity may be deemed to be a variable interest that will absorb some or all of the entity’s expected losses if they occur. The Company's land purchase and lot option deposits generally represent its maximum exposure to the land seller if it elects not to purchase the optioned property. Therefore, whenever the Company enters into a land option or purchase contract with an entity and makes a non-refundable deposit, a VIE may have been created.
As of December 31, 2021 and 2020, the Company was not required to consolidate any VIEs. In accordance with ASC 810, the Company performs ongoing reassessments of whether it is the primary beneficiary of a VIE.
Goodwill—The excess of the purchase price of a business acquisition over the net fair value of assets acquired and liabilities assumed is capitalized as goodwill. Goodwill and any other intangible assets that do not have finite lives are not amortized, but rather assessed for impairment at least annually. The Company performs an annual impairment test during the fourth quarter or whenever impairment indicators are present using a two-step process to assess whether or not goodwill should be impaired. The first step is a qualitative assessment that analyzes current economic indicators associated with a particular reporting unit. If the qualitative assessment indicates a stable or improved fair value, no further testing is required. If a qualitative assessment indicates that a significant decline to fair value of a reporting unit is more likely than not, or, at our election, we will proceed to the second step where we calculate the fair value of a reporting unit based on discounted future cash flows. If this step indicates that the carrying value of a reporting unit is in excess of its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. There was no goodwill impairment recorded during the years ended December 31, 2021, and 2020.
Property and Equipment—Property and equipment are recorded at cost and depreciated to general and administrative expense using the straight-line method over their estimated useful lives, typically ranging from two to five years. Leasehold improvements are stated at cost and amortized to general and administrative expense using the straight-line method over the shorter of either their estimated useful lives or the term of the lease. For the years ended December 31, 2021, 2020, and 2019 the Company incurred depreciation expense of $1.7 million, $1.4 million, and $1.1 million, respectively.
Capitalized Selling and Marketing Costs—In accordance with ASC 606, Revenue from Contracts with Customers, and ASC 340, Other Assets and Deferred Cost, costs incurred for tangible assets directly used in the sales process such as the Company's sales offices, and model landscaping and furnishings are capitalized to property and equipment which is included in other assets in the accompanying consolidated balance sheets. These costs are amortized to selling and marketing expenses generally over the estimated life of the selling community. For the years ended December 31, 2021, 2020, and 2019 the Company incurred amortization expense of $2.0 million, $1.6 million, and $1.9 million, respectively. All other selling and marketing costs, such as commissions and advertising, are expensed as incurred. Advertising and marketing costs of $3.2 million, $2.4 million, and $2.5 million for the years ended December 31, 2021, 2020, and 2019, respectively, are included in sales and marketing expenses on the consolidated statements of operations.
Warranty Accrual—We provide home purchasers with limited warranties against certain building defects and we have certain obligations related to those post-construction warranties for closed homes. The specific terms and conditions of these limited warranties vary depending upon the markets in which we do business, but generally we provide all of our home buyers with a limited warranty as to workmanship and mechanical equipment and also provide many of our home buyers with a limited 10-year warranty as to structural integrity.
Estimated future direct warranty costs are accrued and charged to cost of sales in the period when the related homebuilding revenues are recognized. Amounts are accrued based upon the Company's historical rates of warranty claims. Historical experience of the Company’s peers is also considered due to the Company's limited internal history of homebuilding sales. The adequacy of the warranty accrual is assessed on a quarterly basis to reflect changes in trends as information becomes available and the amounts recorded are adjusted if necessary. The

Landsea Homes Corporation
Notes to Consolidated Financial Statements

warranty accrual is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets and adjustments to are recorded through cost of sales.
Warrant Liability—We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) ASC 480, and ASC 815. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are recorded as liabilities at their initial fair value on the date of issuance or assumption and remeasured to fair value at each balance sheet date thereafter.
The Company’s outstanding Private Placement Warrants are presented on the consolidated balance sheets as a liability recorded at fair value with subsequent changes in fair value recognized in the consolidated statement of operations at each reporting date as a gain (loss) on remeasurement of the warrant liability. The fair value of the Private Placement Warrants is estimated using a Black-Scholes option pricing model which includes assumptions used in the model that are subjective and require significant judgment, including implied volatility, which is a Level 3 input. Each Private Placement Warrant is exercisable at $11.50 into one share of common stock. The Warrants will expire five years after the completion of the Merger or earlier upon redemption or liquidation. Refer to Note 16 - Stockholders' Equity for additional information on the Warrants. The fair value of the Private Placement Warrants is discussed further in Note 14 - Fair Value.
Home Sales Revenue—Home sales revenue is recognized when the Company's performance obligations within the underlying sales contracts are fulfilled. The Company considers its obligations fulfilled when closing conditions are complete, title has transferred to the homebuyer, and collection of the purchase price is reasonably assured. Sales incentives are recorded as a reduction of revenue when the respective home is closed. When it is determined that the earnings process is not complete, the related revenue is deferred for recognition in future periods.
Lot Sales and Other Revenue—Revenues from lot sales and other revenue are recorded and a profit is recognized when performance obligations are satisfied, which includes transferring a promised good or service to a customer. Lot sales and other revenue is recognized when all conditions of escrow are met, including delivery of the real estate asset in the agreed-upon condition, passage of title, receipt of appropriate consideration, and collection of associated receivables, if any, is probable, and other applicable criteria are met. Based upon the terms of the agreement, when it is determined that the performance obligation is not satisfied, the sale and the related profit are deferred for recognition in future periods.
Under the terms of certain lot sale and other contracts, the Company is obligated to perform certain development activities after the close of escrow. Due to this continuing involvement, the Company recognizes lot sales and other revenue under the percentage-of-completion method, whereby revenue is recognized in proportion to total costs incurred divided by total costs expected to be incurred.
As of December 31, 2021, the Company had $4.0 million deferred revenue from lot sales and other revenue. The Company recognizes these amounts as development progresses and the related performance obligations are completed. As of December 31, 2021, the Company had contract assets of $6.1 million from lot sales and other contracts. The contract asset balance represents cash to be received for work already performed on lot sale and other contracts. The amount of the transaction price for lot sales and other contracts allocated to performance obligations that were unsatisfied, or partially unsatisfied, as of December 31, 2021 was $63.9 million. As of December 31, 2020, the Company had no deferred revenue or contract assets. There was no outstanding amount related to unsatisfied performance obligations as of December 31, 2020.
Income Taxes—The Company records income taxes in accordance with ASC 740, Income Taxes, whereby deferred tax assets and liabilities are recognized based on the differences in the book and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply in the years that the differences are expected to reverse. The Company adjusts deferred tax assets and liabilities for the effects of changes in tax laws and rates in the period of enactment. Tax credits are recognized through our effective tax rate calculation assuming that we will be able to realize the full benefit of the credits.

Landsea Homes Corporation
Notes to Consolidated Financial Statements

Each year the Company assesses its deferred tax asset to determine whether all or any portion of the asset is more likely than not (defined as a likelihood of more than 50%) unrealizable under ASC 740. The Company is required to establish a valuation allowance for any portion of the tax asset determined to be more likely than not unrealizable. The ultimate realization of deferred tax assets depends primarily on the generation of future taxable income during the periods in which the differences become deductible. Judgment is required in determining the future tax consequences of events that have been recognized in the Company's consolidated financial statements and/or tax returns. Differences between anticipated and actual outcomes of these future tax consequences could have a material impact on the Company's consolidated financial statements.
Stock-Based Compensation Expense—In accordance with ASC 718, Compensation—Stock Compensation, stock-based compensation expense for all share-based payment awards is based on the grant date fair value. We recognize expense for share-based payment awards with only service-based vesting conditions on a straight-line basis over the requisite service period of the award. Expense associated with awards that include a performance-based vesting condition is not recognized until it is determined that it is probable the performance-based conditions will be met. When achievement of a performance-based condition is probable, a catch-up of expense will be recorded as if the award had been vesting on a straight-line basis from the award date. The award will continue to be expensed on a straight-line basis, adjusted for probability, until the award vests or expires as worthless.
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

In October 2021, the FASB issued ASU 2021-08, which requires application of ASC 606, Revenue from Contracts with Customers, to recognize and measure contract assets and liabilities from contracts with customers acquired in a business combination. ASU 2021-08 creates an exception to the general recognition and measurement principle in ASC 805 and will result in recognition of contract assets and contract liabilities consistent with those recorded by the acquiree immediately before the acquisition date. The standard is effective for fiscal years beginning after

Landsea Homes Corporation
Notes to Consolidated Financial Statements

December 15, 2022, with early adoption permitted. The adoption is not expected to have a material impact on the Company's consolidated financial statements.

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, to increase the transparency of government assistance including the disclosure of (1) the types of assistance, (2) an entity’s accounting for the assistance, and (3) the effect of the assistance on an entity’s financial statements. The standard is effective for fiscal years beginning after December 15, 2021, with early adoption permitted. The Company early adopted this update for presentation of its consolidated financial statements as of December 31, 2021. The adoption did not have a material impact on the Company's consolidated financial statements.
3.     Business Combinations
On May 4, 2021, the Company acquired 100% of Mercedes Premier Homes, LLC (also known as Vintage Estate Homes, LLC, or “Vintage”), a Florida- and Texas-based homebuilder, for an aggregate cash purchase price of $54.6 million. In addition, we assumed $32.1 million of debt and paid down $3.8 million of debt in connection with the acquisition. The total assets of Vintage included approximately 20 development projects (unaudited) and 1,800 lots (unaudited) in various stages of development.
In accordance with ASC 805, Business Combinations, the assets acquired and liabilities assumed from our acquisitions of Vintage, Garrett Walker, and Pinnacle West were measured and recognized at fair value as of the date of the acquisitions to reflect the purchase price paid.
Acquired inventories consist of land, land deposits, and work in process inventories. For acquired land and land options, the Company typically utilizes, with the assistance of a third party appraiser, a sales comparison approach. For work in process inventories, the Company estimates the fair value based upon the stage of production of each unit and a gross margin that management believes a market participant would require to complete the remaining development and requisite selling efforts. On the acquisition date, the stage of production for each lot ranged from recently started lots to fully completed homes. The intangible asset acquired relates to the Vintage trade name, which is estimated to have a fair value of $1.6 million and is being amortized over one year. Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed and relates primarily to the assembled workforce. Goodwill of $3.8 million was recorded on the consolidated balance sheets as a result of this transaction and is deductible for tax purposes over 15 years. The acquired goodwill is included in the Florida reporting segment in Note 13, Segment Reporting. The Company incurred transaction related costs of $0.9 million related to the Vintage acquisition during the year ended December 31, 2021.
The Company's results of operations include homebuilding revenues from the Vintage acquisition of $125.4 million during the year ended December 31, 2021. The accompanying consolidated statement of operations before tax also includes a loss of $0.9 million, during the year ended December 31, 2021, inclusive of purchase price accounting and an allocation of corporate general and administrative expenses.

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
On January 15, 2020, the Company acquired 100% of the membership interest of Garrett Walker for cash consideration of approximately $133.4 million. Garrett Walker is a residential homebuilder located in Phoenix, Arizona focused on building entry-level, single-family detached homes in the Northwest Valley and Phoenix metropolitan. The total assets included approximately 20 development projects (unaudited) and 1,750 lots (unaudited) in various stages of development. The intangible asset acquired relates to the Garrett Walker trade name, which is estimated to have a fair value of $1.6 million and is being amortized over three years. Goodwill of $15.4 million was recorded on the consolidated balance sheets as a result of this transaction and is expected to be deductible for tax purposes over 15 years. The acquired goodwill is included in the Arizona reporting segment. The Company incurred transaction costs of $0.7 million related to the Garrett Walker acquisition during the year ended December 31, 2020.
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
On June 20, 2019, the Company acquired 100% of the stock of Pinnacle West for cash consideration of $25.8 million. Pinnacle West is a residential homebuilder located in Phoenix, Arizona and was comprised of 15 projects (unaudited) in various stages of development at the time of acquisition. Goodwill of $5.3 million was recorded on the consolidated balance sheets and is expected to be deductible for tax purposes over 15 years. The acquired goodwill is included in the Arizona reporting segment. The Company incurred transaction costs of $1.1 million related to the Pinnacle West acquisition during the year ended December 31, 2019. The following is a summary of

Landsea Homes Corporation
Notes to Consolidated Financial Statements

the allocation of the purchase price based on the fair value of assets acquired and liabilities assumed (dollars in thousands).

Assets
Cash	$2,208
Real estate inventories	39,584
Goodwill	5,315
Other assets	60
Total assets	$47,167

Liabilities
Accounts payable	$2,626
Notes payable	16,228
Accrued expenses and other liabilities	2,543
Total liabilities	21,397
Net assets acquired	$25,770
Unaudited Pro Forma Financial Information
Unaudited pro forma revenue and net income (loss) for the years ended December 31, 2021, 2020, and 2019 give effect to the results of the acquisitions of Vintage, Garrett Walker, and Pinnacle West as though the respective acquisition dates were as of January 1, 2020, January 1, 2019, and January 1, 2018 the beginning of the year preceding the respective acquistions. Unaudited pro forma net income (loss) adjusts the operating results of the stated acquisitions to reflect the additional costs that would have been recorded assuming the fair value adjustments had been applied as of the beginning of the year preceding the year of acquisition, including the tax-effected amortization of the acquired trade names and transaction related costs.

	Year Ended December 31,
	2021	2020	2019
	(dollars in thousands)
Revenue	$1,078,715	$894,177	$799,559

Pretax income (loss)	$76,747	$(19,183)	$35,336
(Provision) benefit for income taxes	(16,095)	4,858	(7,625)
Net income (loss)	$60,652	$(14,325)	$27,711

4.     Real Estate Inventories
Real estate inventories are summarized as follows:

	December 31,
	2021	2020
	(dollars in thousands)
Deposits and pre-acquisition costs	$65,724	$34,102
Land held and land under development	243,310	221,055
Homes completed or under construction	526,950	395,926
Model homes	8,808	36,736
Total real estate inventory	$844,792	$687,819
Deposits and pre-acquisition costs include land deposits and other due diligence costs related to potential land acquisitions. Land held and land under development includes costs incurred during site development such as

Landsea Homes Corporation
Notes to Consolidated Financial Statements

development, indirect costs, and permits. Homes completed or under construction and model homes include all costs associated with home construction, including land, development, indirect costs, permits, materials and labor.
In accordance with ASC 360, inventory is stated at cost, unless the carrying amount is determined not to be recoverable, in which case inventory is written down to its fair value. The Company reviews each real estate asset at the community-level, on a quarterly basis or whenever indicators of impairment exist. We generally determine the estimated fair value of each community by using a discounted cash flow approach based on the estimated future cash flows at discount rates that reflect the risk of the community being evaluated. The discounted cash flow approach can be impacted significantly by our estimates of future home sales revenue, home construction costs, and the applicable discount rate, all of which are Level 3 inputs.
For the year ended December 31, 2021 the Company did not recognize any real estate inventory impairments. For the year ended December 31, 2020 the Company recognized inventory impairments of $3.4 million related to two communities in the California segment. In both instances, the Company determined that additional incentives were required to sell the remaining homes at estimated aggregate sales prices below the communities previous carrying values. The fair values for the communities impaired were calculated using discounted cash flow models using discount rates ranging from 7%-10%.
5.     Capitalized Interest
Interest is capitalized to real estate inventories and investment in unconsolidated joint ventures during development and other qualifying activities. Interest capitalized as a cost of real estate inventories is included in cost of sales as related inventories are delivered. Interest capitalized to investments in unconsolidated joint ventures is relieved to equity in net income (loss) of unconsolidated joint ventures as related joint venture homes close. For the periods reported, interest incurred, capitalized, and expensed was as follows:

	Year Ended December 31,
	2021	2020	2019
	(dollars in thousands)
Related party interest incurred or pushed down	$457	$10,112	$11,115
Other interest incurred	26,750	21,425	24,906
Total interest incurred	27,207	31,537	36,021

Related party interest capitalized	457	10,112	11,115
Other interest capitalized	26,750	21,410	24,906
Total interest capitalized	27,207	31,522	36,021

Previously capitalized related party interest included in cost of sales	$11,670	$14,110	$15,646
Previously capitalized other interest included in cost of sales	21,839	23,816	24,747
Related party interest relieved to equity in net income (loss) of unconsolidated joint ventures	1,250	1,146	1,908
Other interest relieved to equity in net income (loss) from unconsolidated joint ventures	17	16	26
Other interest expensed	32	15	—
Total interest expense included in pretax income (loss)	$34,808	$39,103	$42,327
6.    Investment in and Advances to Unconsolidated Joint Ventures
As of December 31, 2021 and 2020, the Company had two unconsolidated joint ventures with ownership interests of 51% and 25% in LS-NJ Port Imperial JV LLC and LS-Boston Point LLC, respectively, and concluded that these joint ventures were VIEs. The Company concluded that it was not the primary beneficiary of the variable interest entities and, accordingly, accounted for these entities under the equity method of accounting. The Company's

Landsea Homes Corporation
Notes to Consolidated Financial Statements

maximum exposure to loss is limited to the investment in the unconsolidated joint venture amounts included on the consolidated balance sheets.
The condensed combined balance sheets for the Company's unconsolidated joint ventures accounted for under the equity method are as follows:

	December 31,
	2021	2020
	(dollars in thousands)
Cash and cash equivalents	$2,275	$2,740
Restricted cash	—	4,870
Real estate inventories	2,515	41,214
Other assets	122	123
Total assets	$4,912	$48,947

Accounts payable	$21	$188
Accrued expenses and other liabilities	3,465	3,928
Due to affiliates	787	5,735
Total liabilities	4,273	9,851
Members' capital	639	39,096
Total liabilities and members' capital	$4,912	$48,947
The condensed combined statements of operations for the Company's unconsolidated joint ventures accounted for under the equity method are as follows:

	Year Ended December 31,
	2021	2020	2019
	(dollars in thousands)
Revenues	$50,067	$37,403	$54,633
Cost of sales and expenses	(45,123)	(40,230)	(62,145)
Impairment of real estate inventories	—	(27,094)	(5,800)
Equity in net income from unconsolidated joint ventures	—	—	1,087
Net (loss) income of unconsolidated joint ventures	$4,944	$(29,921)	$(12,225)
Equity in net (loss) income from investment in unconsolidated joint ventures (1)	$1,262	$(16,418)	$(7,901)
(1)    The equity in net (loss) income of unconsolidated joint ventures consists of the allocation of the Company's proportionate share of income or loss from the unconsolidated joint ventures of $2.5 million income, $15.2 million loss, and $5.9 million loss as well as $1.3 million, $1.2 million, and $2.0 million of expense related to capitalized interest and other costs for the years ended December 31, 2021, 2020, and 2019, respectively.

For the years ended December 31, 2020 and 2019, one of the Company's unconsolidated joint ventures recorded impairment charges of $27.1 million and $5.8 million, respectively, related to slowing absorption and weaker pricing than expected. Based on the Company's ownership percentage of 51%, $13.8 million and $3.0 million of the impairment charges are reflected in the equity in net income (loss) of unconsolidated joint ventures line item in the Company's consolidated statements of operations. For the year ended December 31, 2021, the unconsolidated joint ventures did not recognize any real estate inventory impairments.

Landsea Homes Corporation
Notes to Consolidated Financial Statements

7.    Other Assets

Other assets consist of the following:

	December 31,
	2021	2020
	(dollars in thousands)
Deferred tax asset, net	$7,270	$13,248
Property and equipment, net(1)	6,601	6,386
Right-of-use asset	12,593	5,973
Contract assets	6,133	—
Deferred offering costs	—	7,617
Prepaid income taxes	645	1,003
Intangible asset, net	910	1,046
Prepaid expenses	5,309	3,029
Other	4,537	3,267
Total other assets	$43,998	$41,569
(1)    Property and equipment is net of $11.8 million and $8.1 million accumulated depreciation, respectively.
8.     Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following:

	December 31,
	2021	2020
	(dollars in thousands)
Land development and home construction accrual	$22,082	$25,910
Warranty accrual	15,692	11,730
Accrued compensation and benefits	14,913	10,966
Lease liabilities	13,190	6,396
Sales tax payable	2,885	1,867
Income tax payable	12,079	1,355
Interest payable	2,494	1,134
Deferred revenue	3,969	—
Homebuyer deposits	7,825	17
Other deposits and liabilities	2,595	3,494
Total accrued expenses and other liabilities	$97,724	$62,869
Changes in the Company's warranty accrual are detailed in the table below:

	December 31,
	2021	2020
	(dollars in thousands)
Beginning warranty accrual	$11,730	$8,693
Warranty provision	6,013	3,843
Warranty payments	(2,051)	(806)
Ending warranty accrual	$15,692	$11,730

Landsea Homes Corporation
Notes to Consolidated Financial Statements

9.     Notes and Other Debts Payable, net
Amounts outstanding under Notes and other debts payable, net consist of the following:

	December 31,
	2021	2020
	(dollars in thousands)
Construction loans	$82,617	$67,757
Line of credit facilities	390,300	199,358
Loans payable	—	5,144
Notes and other debts payable	472,917	272,259
Debt issuance costs	(11,800)	(7,450)
Notes and other debts payable, net	$461,117	$264,809
On October 6, 2021, the Company entered into a line of credit agreement (the "Credit Agreement"). The Credit Agreement provides for a senior unsecured borrowing of up to $585 million as of December 31, 2021. The Company may increase the borrowing amount up to $850 million, under certain conditions. Borrowings under the Credit Agreement bear interest at LIBOR plus 3.25% or Prime Rate plus 2.75%. The interest rate includes a floor of 3.75%. As of December 31, 2021, the interest rate on the loan was 3.75%. The Credit Agreement matures in October 2024. Concurrently with the entry into the Credit Agreement, the Company paid off the previous lines of credit and all but one of its construction loans. The remaining construction loan has a variable interest rate of LIBOR plus 6.50% with a floor of 8.25%. As of December 31, 2021, the interest rate on the loan was 8.25%. The construction loan matures in September 2022.
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
The Company's loans have certain financial covenants, such as requirements for the Company to maintain a minimum liquidity balance, minimum tangible net worth, and leverage and interest coverage ratios. The Company's loans are collateralized by the assets of the Company and contain various representations, warranties, and covenants that are customary for these types of agreements. As of December 31, 2021, the Company was in compliance with all financial loan agreement covenants.
The aggregate maturities of the principal balances of the notes and other debts payable during the five years subsequent to December 31, 2021 are as follows (dollars in thousands):

2022	$82,617
2023	—
2024	390,300
Thereafter	—
$472,917

Landsea Homes Corporation
Notes to Consolidated Financial Statements

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
The Company’s insurance companies agreed in the fourth quarter of 2021 to fund $14.9 million to cover the Company's portion of a settlement resolving litigation involving a wrongful death caused by a former employee. The insurers have reserved the right to later seek recovery for some or all of the amounts paid in connection with the settlement of the case. While the insurance companies have not notified the Company that they will assert such a claim, they may do so in the future. At this time the Company is not able to estimate the amount of any such claim.
Performance Obligations—In the ordinary course of business, and as part of the entitlement and development process, the Company's subsidiaries are required to provide performance bonds to assure completion of certain public facilities. The Company had $94.7 million and $78.0 million of performance bonds outstanding at December 31, 2021 and 2020, respectively.
Land Purchase Contracts—The Company enters into land purchase contracts to acquire land for the construction of homes. Under these contracts, the Company will fund a stated deposit in consideration for the right, but not the obligation, to purchase land at a future point in time with predetermined terms. Under the terms of some of the purchase contracts, the deposits are not refundable in the event the Company elects to terminate the contract. Land purchase contract deposits and capitalized pre-acquisition costs are expensed when the Company believes it is probable that it will not acquire the property under contract and will not be able to recover those costs through other means.
As of December 31, 2021, the Company had total deposits of $63.6 million, of which none are refundable, related to contracts to purchase land and lots with a total remaining purchase price of approximately $399.1 million, net of deposits. The majority of land and lots under contract are currently expected to be purchased within the next four years.
Operating Leases—The Company has various operating leases, most of which relate to office facilities and model homes. Maturities of lease liabilities under the noncancelable operating leases in effect at December 31, 2021 were as follows (dollars in thousands):

2022	$4,628
2023	3,499
2024	2,363
2025	1,534
2026	1,241
Thereafter	996
Total lease payments	14,261
Less: Discount	(1,071)
Present value of lease liabilities	$13,190
During the year ended December 31, 2021 the Company sold model homes and immediately leased these models back for up to two years. The Company recognized homes sales revenue and lot sales and other revenue of $35.0 million and $3.2 million, respectively, during the year ended December 31, 2021. Corresponding home cost of sales and lot and other cost of sales of $26.1 million and $3.0 million, respectively, were also recognized during the same period. All of the leases from the sale-leasebacks are accounted for as operating leases, and are now reflected as part of the Company’s right-of-use assets and lease liabilities in the accompanying consolidated balance sheets. Certain of these sales were to a related party, refer to Note 11 - Related Party Transactions for further detail.

Landsea Homes Corporation
Notes to Consolidated Financial Statements

Operating lease expense for the years ended December 31, 2021, 2020, and 2019 was $1.9 million, $2.0 million, and $1.8 million, respectively, and is included in general and administrative expense on the consolidated statements of operations.
The Company primarily enters into operating leases for the right to use office space, model homes, and computer and office equipment, which have lease terms that generally range from 1 to 7 years and often include one or more options to renew. The weighted average remaining lease term as of December 31, 2021 and 2020 was 4.1 years and 4.4 years, respectively. Renewal terms are included in the lease term when it is reasonably certain the option will be exercised.
The Company established a right-of-use asset and a lease liability based on the present value of future minimum lease payments at the later of January 1, 2019, the commencement date of the lease or, if subsequently modified, the date of modification for active leases. As the rate implicit in each lease is not readily determinable, the Company's incremental borrowing rate is used in determining the present value of future minimum payments as of the commencement date. The weighted average rate as of December 31, 2021 and 2020 was 3.8% and 5.9%, respectively. Lease components and non-lease components are accounted for as a single lease component. As of December 31, 2021, the Company had $12.6 million and $13.2 million recognized as a right-of-use asset and lease liability, respectively, which are presented on the consolidated balance sheet within other assets and accrued expenses and other liabilities, respectively. As of December 31, 2020, the Company had $6.0 million and $6.4 million recognized as a right-of-use asset and lease liability, respectively.
11.    Related Party Transactions

Following the Merger, the Company continues to pay for certain costs on behalf of its former parent and current majority shareholder as the two companies' respective processes are separated. The Company records a due from affiliate balance for all such payments. As of December 31, 2021 and 2020, the Company had a net balance due from affiliates of $2.1 million and $0.3 million, respectively, related to these payments.
In July 2021, the Company entered into a landbank agreement for a project in its California segment with a related party. The Company will make regular payments to the related party based on an annualized rate of 7% of the undeveloped land costs while the land is developed and will purchase the lots at a predetermined price of $28.9 million at the Company's discretion. The total amount of interest payments made during 2021 was $0.4 million. No payments have been made to purchase developed lots from the related party during the year ended December 31, 2021.

The Company sold model homes to a related party for total consideration of $15.2 million in December 2021. From this transaction, the Company recognized homes sales revenue and lot sales and other revenue of $10.8 million and $3.2 million, respectively, during the year ended December 31, 2021. Corresponding home cost of sales and lot and other cost of sales of $8.8 million and $3.0 million, respectively, were also recognized during the same period. As part of this transaction, the Company leased these models back and had right-of-use asset and lease liability balances of $2.0 million and $2.0 million, respectively, as of December 31, 2021 related to the model home sales.
On June 30, 2020, the Company transferred its interest in a consolidated real estate joint venture that was previously included in the Metro New York segment to Landsea Holdings. The interest was removed from the consolidated financial statements of the Company on a prospective basis. The real estate joint venture had net assets at the date of transfer of $28.9 million and a noncontrolling interest of $1.2 million as follows (dollars in thousands):

Landsea Homes Corporation
Notes to Consolidated Financial Statements

Assets Transferred
Cash	$338
Real estate inventories	49,705
Other assets	174
Total assets	$50,217

Liabilities Transferred
Accounts payable	$1,416
Construction loan	17,825
Accrued expenses and other liabilities	2,102
Total liabilities	21,343
Net assets transferred	28,874
Noncontrolling interest transferred	$1,242

In connection with the Merger, we transferred a deferred tax asset ("DTA") to Landsea Holdings, our majority shareholder, of $12.1 million. The DTA represented the deferred tax on interest expensed through cost of sales from a related party loan that remained with Landsea Holdings after the Merger.

12.    Income Taxes
The Company historically reported income taxes on the consolidated income tax returns of Landsea Holdings since it has historically been a wholly owned subsidiary of Landsea Holdings. Subsequent to the Merger, the Company will file standalone income tax returns. The income tax provision and related balances in these consolidated financial statements have been calculated as if the Company filed a separate tax return for all periods and was operating as a separate business from Landsea Holdings. Under this method, the Company determines its income tax provision as if the Company filed a separate income tax return. The Company does not have tax sharing agreements with the other members within the consolidated Landsea Holdings group. Therefore, cash tax payments and items of current and deferred taxes may not be reflective of the Company's actual tax balances.
The (benefit) provision for income taxes are as follows:

	Year Ended December 31,
	2021	2020	2019
	(dollars in thousands)
Current:
Federal	$11,507	$833	$4,766
State	5,314	1,104	2,505
Current tax provision	16,821	1,937	7,271

Deferred:
Federal	(2,425)	(3,602)	(705)
State	(401)	(1,416)	(407)
Deferred tax benefit	(2,826)	(5,018)	(1,112)

Total income tax (benefit) provision, net	$13,995	$(3,081)	$6,159

Landsea Homes Corporation
Notes to Consolidated Financial Statements

The provision for income taxes varies from the U.S. federal statutory rate. The following reconciliation shows the significant differences in the tax at statutory and effective rates:

	Year Ended December 31,
	2021	2020	2019
Federal income tax expense	21.0%	21.0%	21.0%
State income tax expense, net of federal tax effect	5.6	5.7	6.9
Permanent differences	(0.6)	(0.3)	0.1
162(m) limitation	(1.3)	—	—
PPP loan	1.8	—	—
Energy efficient home credit	(6.2)	5.6	(5.4)
Return to provision adjustment	0.4	(3.5)	(1.2)
Rate change	0.1	(3.2)	0.2
Change of valuation allowance	0.2	—	—
Effective tax rate	21.0%	25.3%	21.6%
The difference between the statutory tax rate and the effective tax rate for the year ended December 31, 2021 is primarily related to state income taxes, net of federal income tax benefits, offset by the energy efficient home credit. The difference between the statutory tax rate and the effective tax rate for the year ended December 31, 2020 is primarily related to state income taxes net of federal income tax benefits, a limitation related to section 162(m), the forgiveness of the PPP loan, and the energy efficient home credit. The energy efficient home credit is an increase to our income tax benefit in 2020 compared to a decrease to our income tax expense in 2021 and 2019. The difference between the statutory tax rate and the effective tax rate for the year ended December 31, 2019 is primarily related to state income taxes net of federal income tax benefits, partially offset by the energy efficient home credit.
At December 31, 2021 and 2020, the Company did not have any gross uncertain tax positions or unrecognized tax benefits, and did not require an accrual for interest or penalties. The Company files income tax returns in the U.S. federal jurisdiction and in the states of Arizona, California, Massachusetts, New Jersey, New York, and Pennsylvania and will start filing in Florida and Texas for tax year 2021.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of

Landsea Homes Corporation
Notes to Consolidated Financial Statements

significant temporary differences that give rise to the deferred tax assets, net of deferred tax liabilities, are as follows:

	December 31,
	2021	2020
	(dollars in thousands)
Deferred tax assets
Accrued expenses	$3,764	$15,208
Lease liability	3,479	1,748
Allowance, reserves, and other	1,118	225
Net operating loss and credit carryforward	87	25
Stock compensation	905	—
UNICAP	1,677	—
Goodwill and intangibles	606	—
Basis difference in investments	108	—
Deferred tax asset	11,744	17,206
Less: Valuation allowance	(128)	—
Deferred tax asset, net	11,616	17,206

Deferred tax liabilities
Right-of-use asset	(3,321)	(1,635)
Basis difference in fixed assets and intangible assets	(1,025)	(1,457)
Basis difference in investments	—	(866)
Deferred tax liability	(4,346)	(3,958)

Net deferred tax asset	$7,270	$13,248
Based on the Company’s policy on deferred tax valuation allowances as discussed in Note 2, Summary of Significant Accounting Policies and its analysis of positive and negative evidence, management believed that there was enough evidence, including current year income and projections of future taxable income, for the Company to conclude that it was more likely than not that it would realize all of its deferred tax assets as of December 31, 2021 except for certain deferred tax assets related to one of the Company's consolidated joint ventures.
At December 31, 2021, the Company had $0.3 million federal NOL carryforwards, and various state NOL carryforwards totaling $0.4 million. The federal NOLs may be carried forward indefinitely. The state NOLs may be carried forward up to 20 years to offset future taxable income and begin to expire in 2035.
The statute of limitations is three years for federal income tax purposes and four years for state income tax purposes. The Company's federal and state tax returns from 2013 and forward are open for examination under statute due to losses claimed in those periods utilized in 2018 and 2017.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was signed into law. The CARES Act, among other things, includes certain income tax provisions for individuals and corporations; however, these benefits do not impact the Company's current tax provision.
13.     Segment Reporting

The Company is engaged in the acquisition, development, and sale of homes and lots in multiple states across the country. The Company is managed by geographic location and each of the five geographic regions targets a wide range of buyer profiles including: first time, move-up, and luxury homebuyers.

Management of the five geographic regions report to the Company's chief operating decision makers (“CODMs”), the Chief Executive Officer and Chief Operating Officer of the Company. The CODMs review the results of

Landsea Homes Corporation
Notes to Consolidated Financial Statements

operations, including total revenue and pretax income (loss) to assess profitability and to allocate resources. Accordingly, the Company has presented its operations as the following five reportable segments:

•Arizona
•California
•Florida
•Metro New York
•Texas
The Company has also identified the Corporate operations as a non-operating segment, as it serves to support the homebuilding operations through functional departments such as executive, finance, treasury, human resources, accounting and legal. The majority of the corporate personnel and resources are primarily dedicated to activities relating to the operations and are allocated based on each segment's respective percentage of assets, revenue, and dedicated personnel.

The following table summarizes total revenue and pretax income (loss) by segment:

	Year Ended December 31,
	2021	2020	2019
	(dollars in thousands)
Revenue
Arizona	$340,767	$320,691	$40,024
California	557,182	413,917	590,964
Florida	93,632	—	—
Metro New York(1)	—	—	—
Texas	$31,723	$—	$—
Total	$1,023,304	$734,608	$630,988

Pretax income (loss)
Arizona	$25,681	$9,325	$(3,927)
California	61,073	10,131	53,019
Florida	(492)	—	—
Metro New York(1)	(2,154)	(19,764)	(13,225)
Texas	(439)	—	—
Corporate	(16,939)	(11,857)	(7,317)
Total	$66,730	$(12,165)	$28,550
(1)    The Metro New York reportable segment does not currently generate any revenue. Included in pretax income (loss) is $1.3 million of income, $16.4 million loss, and $7.9 million loss from unconsolidated joint ventures for the years ended December 31, 2021, 2020 and 2019, respectively.

The following table summarizes total assets by segment:

	December 31,
	2021	2020
	(dollars in thousands)
Assets
Arizona	$360,598	$268,141
California	400,292	409,705
Florida	102,158	—
Metro New York	124,962	120,168
Texas	35,984	—
Corporate	241,520	97,750
Total	$1,265,514	$895,764

Landsea Homes Corporation
Notes to Consolidated Financial Statements

Included in the Corporate segment assets is cash and cash equivalents of $218.4 million and $53.6 million as of December 31, 2021 and 2020, respectively.

As of December 31, 2021, goodwill of $20.7 million and $3.8 million was allocated to the Arizona and Florida segments, respectively. As of December 31, 2020 $20.7 million was allocated to the Arizona segment.

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

The following table presents carrying values and estimated fair values of financial instruments:

		December 31, 2021		December 31, 2020
	Hierarchy	Carrying	Fair Value	Carrying	Fair Value
	(dollars in thousands)
Liabilities:
Construction loans (1)	Level 2	$82,617	$82,617	$67,757	$67,757
Revolving credit facility (1)	Level 2	$390,300	$390,300	$199,358	$199,358
Loans payable (2)	Level 2	$—	$—	$5,144	$5,144
Warrant liability	Level 3	$9,185	$9,185	$—	$—
(1)     Carrying amount approximates fair value due to the variable interest rate terms of these loans. Carrying value excludes any associated deferred loan costs.
(2)     Carrying amount approximates fair value due to recent issuances of debt having similar characteristics, including interest rate. Carrying value excludes any associated deferred loan costs.

The carrying values of restricted cash, receivables, deposits, and other assets as well as accounts payable and accrued liabilities approximate the fair value for these financial instruments based upon an evaluation of the underlying characteristics, market data and because of the short period of time between origination of the instruments and their expected realization. The fair value of cash and cash equivalents is classified in Level 1 of the fair value hierarchy.

Non-financial assets such as real estate inventories are measured at fair value on a nonrecurring basis using a discounted cash flow approach with Level 3 inputs within the fair value hierarchy. This measurement is performed when events and circumstances indicate the asset's carrying value is not fully recoverable. During the year ended December 31, 2021, we determined that none of our real estate inventories required impairment. In 2020, we determined that real estate inventories with a carrying value of $33.0 million within two communities in our California segment were not expected to be fully recoverable. Accordingly, we recognized impairment charges of an aggregate $3.4 million to reflect the estimated fair value of the communities of $29.6 million.

The Private Placement Warrants are measured at fair value on a recurring basis using a Black-Scholes option pricing model. The significant unobservable input as of December 31, 2021 was the volatility rate implied from the public warrants, which are exchanged on an open market, of 45.5%.

Landsea Homes Corporation
Notes to Consolidated Financial Statements

The following table reconciles the beginning and ending balances for the Level 3 recurring fair value measurements during the periods presented:

	December 31,
	2021	2020
	(dollars in thousands)
Warrant liability
Beginning balance(1)	$11,275	$—
Changes in fair value	(2,090)	—
Ending balance	$9,185	$—
(1)     The beginning balance for the year ended December 31, 2021 represents the balance as of January 7, 2021, the Closing Date of the Merger.

15. Stock-Based Compensation

During 2018, Landsea Holdings created a long-term incentive compensation program designed to align the interests of Landsea Holdings, the Company, and its executives by enabling key employees to participate in the Company’s future growth through the issuance of phantom equity awards. Landsea Holdings’ phantom equity awards issued on or after January 1, 2018 were accounted for pursuant to ASC 710, Compensation, as the value was not based on the shares of comparable public entities or other equity, but was based on the book value of Landsea Holdings' equity. Landsea Holdings measured the value of phantom equity awards on a quarterly basis using the intrinsic value method and pushed down the expense to the Company as the employees participating in the long-term incentive compensation program primarily benefit the Company. In connection with the Merger all of the phantom equity awards vested and were either paid out in cash or were converted to stock of LHC and the program was terminated. The Company recorded $2.7 million in general and administrative expenses in the year ended December 31, 2021 related to the accelerated vesting of the phantom awards. The Company paid cash of $2.9 million for the phantom stock awards and granted 0.2 million shares with a grant date value of $1.9 million at the time of the Merger.

The Company adopted the Landsea Homes Corporation 2020 Stock Incentive Plan (the "Plan") which provides for the grant of options, stock appreciation rights, restricted stock units ("RSUs"), and restricted stock, any of which may be performance-based, as determined by the Company's Compensation Committee. The Company reserved a total of 6.0 million shares of our common stock for issuance under the Plan. As of December 31, 2021, approximately 5.1 million shares of common stock remained available for issuance under the Plan.

The Company granted long term performance share unit awards (“PSUs”) to certain executives under the Plan. The PSUs are earned based upon the Company’s performance over three years, measured by adjusted earnings per share ("EPS") over fiscal years 2021, 2022 and 2023 (the "Performance Periods"). Each award is conditioned upon the Company achieving adjusted EPS targets over the Performance Periods. Target awards of 100% will be earned if the Company’s adjusted EPS meets set thresholds in each of the Performance Periods ("Target Goals"). If adjusted EPS is below or above the target thresholds by defined amounts, an award may still be earned in a range between 50%-200% of the Target Goals.

Landsea Homes Corporation
Notes to Consolidated Financial Statements

The following table presents a summary of the Company’s nonvested PSUs and RSUs as of December 31, 2021 and changes during the year then ended:

	Year Ended December 31,
	2021		2020		2019
	Awards	Weighted Average Grant Date Fair Value	Awards	Weighted Average Grant Date Fair Value	Awards	Weighted Average Grant Date Fair Value
	(in thousands, except fair value amounts)
Outstanding, beginning of the year	—	$—	—	$—	—	$—
Granted	886	9.45	—	—	—	—
Vested	(118)	9.55	—	—	—	—
Forfeited	—	—	—	—	—	—
Outstanding, end of the year	768	$9.43	—	$—	—	$—

Most awards vest ratably over three years; however, some have been granted with different vesting schedules. The Company records actual forfeitures related to unvested awards upon employee terminations.

Stock-based compensation expense related to our RSUs and PSUs of $5.8 million during the year ended December 31, 2021 is included in general and administrative expenses on our consolidated statements of operations. The Company did not grant any RSUs or PSUs and did not recognize any stock-based compensation expense during the years ended December 31, 2020 and 2019.

A summary of our outstanding RSUs and PSUs, assuming current estimated level of performance achievement, are as follows:

December 31, 2021
(in thousands, except years)
Unvested units	768
Remaining cost on unvested units	$5,102
Remaining vesting period	3.21 years

Stock-based compensation expense associated with the outstanding RSUs and PSUs is measured using the grant date fair value. The expense associated with the RSUs also incorporates the estimated achievement of the established performance criteria at the end of each reporting period until the performance period ends.

16. Stockholders' Equity

The Company’s authorized capital stock consists of 500.0 million shares of common stock with a par value of $0.0001 per share, and 50.0 million shares of preferred stock with a par value of $0.0001 per share. As of December 31, 2021, there were 46.3 million shares of common stock issued and outstanding, and no shares of preferred stock outstanding.

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

As of December 31, 2021 there were 21,025,000 outstanding Warrants, consisting of 15,525,000 public warrants and 5,500,000 Private Placement Warrants. At the time of the Merger, the Warrant Agreement was amended so that

Landsea Homes Corporation
Notes to Consolidated Financial Statements

each public warrant is exercisable at $1.15 into one tenth share of common stock. As part of the amendment, each holder of the public warrants received $1.85 for a total of $28.7 million paid by the Company upon closing of the Merger. Each Private Placement Warrant is exercisable at $11.50 into one share of common stock. The Warrants will expire five years after the completion of the Merger or earlier upon redemption or liquidation.

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

The exercise price and number of common shares issuable upon exercise of the Warrants may be adjusted in certain circumstances including in the event of a share dividend, or recapitalization, reorganization, merger or consolidation. However, the Warrants will not be adjusted for issuance of common shares at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the Warrants' shares. Accordingly, the Warrants may expire worthless.

Landsea Homes Corporation
Notes to Consolidated Financial Statements

17. Earnings Per Share

The following table sets forth the computation of basic and diluted EPS for the years ended December 31, 2021, 2020, and 2019:

	Year Ended December 31,
	2021	2020	2019
	(in thousands, except share and per share amounts)
Numerator
Net income (loss) attributable to Landsea Homes Corporation	$52,786	$(8,951)	$17,200
Less: undistributed earnings allocated to participating shares	(1,161)	—	—
Net income (loss) attributable to common stockholders	$51,625	$(8,951)	$17,200

Denominator
Weighted average common shares outstanding - basic	46,193,166	32,557,303	32,557,303
Adjustment for weighted average participating shares outstanding	(994,444)	—	—
Adjusted weighted average common shares outstanding under two class method - basic	45,198,722	32,557,303	32,557,303
Dilutive effect of warrants	—	—	—
Dilutive effect of share-based awards	51,996	—	—
Adjusted weighted average common shares outstanding under two class method - diluted	45,250,718	32,557,303	32,557,303

Earnings per share
Basic	$1.14	$(0.27)	$0.53
Diluted	$1.14	$(0.27)	$0.53

Warrants are excluded from the calculation of diluted EPS as they are antidilutive. We excluded 7.1 million common stock unit equivalents from our diluted EPS during the year ended December 31, 2021.

Landsea Homes Corporation
Notes to Consolidated Financial Statements

18.    Supplemental Disclosures of Cash Flow Information
The following table presents certain supplemental cash flow information:

	Year Ended December 31,
	2021	2020	2019
	(dollars in thousands)
Supplemental disclosures of cash flow information
Interest paid, net of amounts capitalized	$32	$15	$—
Income taxes paid	$7,575	$7,309	$14,152

Supplemental disclosures of non-cash investing and financing activities
Transfer of deferred tax asset to Landsea Holdings	$11,785	$—	$—
Conversion of deferred offering costs to additional paid-in-capital	$9,229	$—	$—
Amortization of deferred financing costs capitalized to real estate inventories	$4,173	$3,753	$3,524
Right-of-use assets obtained in exchange for operating lease liabilities for new or modified operating leases	$6,688	$1,053	$3,208
Distribution of real estate joint venture to Landsea Holdings, net of cash provided	$—	$27,294	$—
Business acquisition holdback	$—	$2,000	$—
Amortization of prepaid interest	$—	$—	$2,994

Cash, cash equivalents, and restricted cash reconciliation
Cash and cash equivalents	$342,810	$105,778	$154,043
Restricted cash	443	4,270	2,335
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$343,253	$110,048	$156,378
19.    Subsequent Events
On January 18, 2022, the Company acquired 100% of Hanover Family Builders, LLC ("Hanover"), a Florida-based homebuilder for an aggregate cash purchase price of $179.2 million. Concurrently with the closing of the acquisition, the Company repaid all $69.3 million in principal of Hanover’s outstanding indebtedness. The Company funded the acquisition, including the repayment of Hanover’s indebtedness from a combination of cash on hand and borrowings under the Company’s existing revolving credit facility. The total assets of Hanover include approximately 20 active communities (unaudited) and 3,800 lots owned and controlled (unaudited). The determination of the purchase accounting is in process as of the date of these consolidated financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") that are designed to ensure that information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Management, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2021. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of such date due to material weaknesses in internal control over financial reporting as described under the section Material Weaknesses in Internal Control Over Financial Reporting below.

The internal control over financial reporting of Vintage Estate Homes was excluded from the evaluation of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2021 because it was acquired by the Company in a purchase business combination during the second quarter of 2021. Total assets and total revenues of Vintage Estate Homes, a wholly-owned subsidiary, represent 2% and 12%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2021.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

Management, including our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2021 because of the material weaknesses described below.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal controls over financial reporting. We are not required to have, or to engage our independent registered public accounting firm to perform, an audit of the effectiveness of our internal controls over financial reporting for as long as we are an “emerging growth company” pursuant to the provisions of the JOBS Act.

Based upon SEC staff guidance, an assessment of internal controls over financial reporting of a recently acquired business may be excluded from management's assessment of internal control over financial reporting for up to a year from the date of acquisition. We excluded Vintage Estate Homes from our assessment of internal control over financial reporting as of December 31, 2021 because it was acquired by the Company in a purchase business combination during the second quarter of 2021. Total assets and total revenues of Vintage Estate Homes, a wholly-owned subsidiary, represent 2% and 12%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2021.

Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. We did not design and maintain an effective control environment commensurate with our financial reporting requirements. Specifically, we lacked a sufficient complement of resources with (i) an appropriate level of accounting and information technology knowledge, experience and training to appropriately analyze, record and disclose accounting matters timely and accurately and (ii) an appropriate level of knowledge and experience to establish effective processes and controls. This material weakness did not result in any adjustments to the consolidated financial statements or disclosures.

This material weakness contributed to the following additional material weaknesses:

•We did not design and maintain formal accounting policies, procedures and controls, or maintain documentary evidence of existing control activities to achieve complete, accurate and timely financial accounting, reporting and disclosures, including adequate controls over the period-end financial reporting process, the preparation and review of account reconciliations and journal entries, including segregation of duties. This material weakness resulted in immaterial misstatements to other assets, accrued expenses and other liabilities, sales and marketing expenses, and the provision (benefit) for income taxes on the consolidated financial statements as of December 31, 2021.

•We did not design and maintain effective controls to address the identification of and accounting for certain non-routine, unusual, or complex transactions. Specifically, we did not design and maintain controls to account for purchase business combinations, including appropriate review of the information and assumptions used to determine and account for the fair value of acquired assets and liabilities assumed and the purchase price allocation. This material weakness did not result in any misstatements to the consolidated financial statements or disclosures.

Additionally, each of the material weaknesses described above could result in a misstatement of one or more account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Remediation of Previously Reported Material Weaknesses in Internal Control over Financial Reporting

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

Throughout 2021, we performed the following to remediate the material weakness over accounting for warrants:

•Updated our policies and procedures to provide guidance on future treatment of warrants;

•Provided accounting related training for warrants to accounting and financial reporting personnel;

•Implemented additional controls and control activities to prevent and/or detect incorrect treatment of warrants accounting, including the review of the accounting for warrants by designated accounting personnel with the assistance of third-party specialists.

We completed the testing of the design and operating effectiveness of the new procedures and controls. Based on the results of our testing, as of December 31, 2021, we concluded that the controls are adequately designed, implemented, and have operated effectively for a sufficient period of time to remediate the previously reported material weakness related to the accounting for warrants.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information About Our Executive Officers

Below is a list of our executive officers and their respective ages and a brief account of the business experience of each of them.

Name	Age	Position
John Ho	39	Chief Executive Officer; Director
Michael Forsum	60	President; Chief Operating Officer
Franco Tenerelli	41	Executive Vice President; Chief Legal Officer; Secretary
Christopher Porter	55	Chief Financial Officer

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

Franco Tenerelli served as Executive Vice President, Chief Legal Officer and Secretary of Landsea Homes from February 2016 until the Business Combination, and has since served in those roles for the Company. Prior to joining Landsea Homes, Mr. Tenerelli served as Regional Counsel for Toll Brothers, a publicly traded homebuilder, from 2013 to 2016, managing the company’s legal affairs for the western region, including its multiple operating divisions in California, Arizona, Nevada and Washington. During Mr. Tenerelli’s tenure, Toll Brothers experienced unparalleled growth in its western region, including the successful acquisition and integration of competitor Shapell Homes in an approximately $1.6 billion M&A deal. Prior to Toll Brothers, Mr. Tenerelli was a lawyer with Holland & Knight LLP, where he served as counsel to a variety of public and private companies. Mr. Tenerelli received a bachelor’s degree from UCLA, a Juris Doctor degree from Loyola Law School, and an MBA from the UCLA Anderson School of Management.

Chris Porter has served as Chief Financial Officer of Landsea Homes since December 2021. He has over 30 years of diverse experience in corporate finance in both public and private equity settings across multiple industries, including all major commercial real estate sectors, senior housing, defense contracting and banking/finance. In 2013, Chris co-founded, and served as President and Chief Financial Officer of Silverstone Healthcare Company, a senior housing real estate development company, and was instrumental in growing it to nine luxury developments and successfully raising approximately $1 billion in debt and equity. During his tenure he also oversaw all accounting, reporting, finance, human resources, liquidity and asset management functions. Prior to Silverstone, Chris was Vice President and Treasurer of Dyn-Corp International, responsible for its global Treasury, Risk Management, Liquidity and Investor Relations. Chris spent the previous 10 years at Crescent Real Estate Equities, ending as Managing Director, in charge of Capital Markets, Risk Management and Treasury. Throughout his career, Chris has created processes and procedures to streamline operations, drive process standardization and improvement efforts, reduce costs and optimize cash flow. He has extensive experience developing and presenting board and institutional investor financial reporting and has raised over $6 billion in debt and equity.

Information About Our Directors

Stockholder’s Agreement

On the Closing Date, we and the Seller entered into a Stockholder’s Agreement whereby, among other things, the parties agreed to certain rights and obligations of the Company and the Seller with respect to the Company’s corporate governance.

Board Composition

The Stockholder’s Agreement initially provided that the authorized number of directors for our Board of Directors (the “Board”) be nine. The Seller initially had the right to nominate seven directors to serve on the Board, two of whom had to satisfy the independent director requirements under Nasdaq rules. The Seller designated Messrs. Tian, Ho, Frank, Hartfield, Miller, and Chang and Ms. Zhou to serve as directors following the closing of the Business Combination on January 7, 2021. In December 2021, the Stockholder’s Agreement was Amended to increase the number of authorized directors to 11.

Under the amended Stockholder’s Agreement, the Seller shall have the right to nominate for election to the Board the following number of directors for so long as its Combined Ownership Percentage (as defined in the Stockholder’s Agreement) is equal to or greater than the percentage indicated in the left hand column of the table below:

Combined Ownership Percentage	Director Designees
50% plus one share	8
39%	5
28%	3
17%	2
6%	1

In the event a decrease in the Combined Ownership Percentage reduces the number of director designees the Seller is entitled to nominate, the reduction in the number of director designees shall be reduced in accordance with the table set forth above.

The Stockholder’s Agreement provided that the Company initially designate Ming (Martin) Tian as Chairman of the Board.

Background and Qualifications

The terms of each of our current directors will expire at the 2022 annual meeting of stockholders (the “Annual Meeting”) and until their successors have been elected and qualified. For each of the 11 current directors, the following describes certain biographical information, including their age, committee membership, and independence, as well as the specific experience, qualifications, attributes or skills that qualify them to serve as our directors and, as applicable, the Board committees on which they serve.

Ming (Martin) Tian | 61
Chairman Director Since: 2021	Other Public Company Boards Landsea Green Landsea Green Life Service Company Limited ("Landsea Green Life Service”) Chevron Holdings Co., Ltd Committees Compensation
Background
•Served on the board of directors of Landsea Homes (the “Landsea Homes Board”) from 2013 until the Business Combination.
•Founded the former ultimate parent company of Landsea Homes, Landsea Group Co., Ltd. (“Landsea Group”), a real estate developer and operator of green tech companies, in 2001 in China, and is now Landsea Group’s largest shareholder
•Has served as chairman and president of Landsea Group and one of its subsidiaries, Landsea Green, an international property development service provider with green building technologies and vertically integrated business capabilities, since 2001.
•Under Mr. Tian’s leadership, Landsea Group’s assets have grown from a registered capital investment of $1.5 million (at incorporation) to a total asset value exceeding $4.7 billion.

•Is Non-Executive Director and Chairman of the Board of Landsea Green Life Service.
•Has served as president and chairman of Seller since 2015, and is chairman of private company Shanghai Landleaf Architecture Technology Co., Ltd.
•Is Independent Director of Chervon Holdings Co., Ltd.(“Chervon”), a provider of power tools and outdoor power equipment.
•Received a master’s degree from the Nanjing University in Foreign-Related Economic Administration and a master’s degree in EMBA from China Europe International Business School in Shanghai, China.

Mr. Tian was selected to serve on our Board due to his significant leadership experience and his extensive global management and investment experience, including in the real estate sector.

John Ho | 39
CEO Director Since: 2021	Other Public Company Boards None Committees Nominating and Governance; Executive Land
Background
•Established Landsea Homes in August 2013 and served as its CEO and board member from 2014 until the Business Combination.
•Has served as CEO of the Company since the Business Combination and served as interim Chief Financial Officer of the Company from the Business Combination until December 2021
•Served as interim Chief Financial Officer of Landsea Homes from January 2019 until the Business Combination.
•Prior to forming Landsea Homes, spent 10 years in real estate investment and development with a focus on cross-border transactions between the U.S. and China working at global real estate investment management and consulting firms Colliers International and Jones Lang LaSalle (“JLL”).

•Served as Director of JLL from July 2011 to October 2013, and Vice President at JLL from December 2008 to June 2011. During that time, he led the firm in cross-border business development, focused on delivering transactional, consultancy and other integrated real estate services to outbound Chinese businesses investing overseas
•Served as a director of the Seller from 2014 to January 2021.
•Received a bachelor’s degree from the University of Southern California and an MBA from the UCLA Anderson School of Management.

Mr. Ho was selected to serve on our Board due to his extensive leadership experience within the real estate industry, his financial management expertise, his experience growing the workforce for Landsea Homes, and his experience operating the Company for the past nine years. Under Mr. Ho’s leadership, Landsea Homes has grown from a start up operation with no revenue in 2013 into a 380+ employee business with just over $1 billion in revenues in 2021 despite numerous challenges and the pandemic.

Qin (Joanna) Zhou | 48
Director Since: 2021	Other Public Company Boards Landsea Green Life Service Committees Compensation; Nominating and Governance (Chair); Executive Land (Chair)
Background
•Served on the Landsea Homes Board from 2013 until the Business Combination.
•CEO and director of the Seller since January 2021.
•Has over 21 years of experience in business development, investment and operational management in real estate.
•Joined Landsea Green in 2002 and served as the regional general manager in multiple locations, such as Nanjing, Suzhou and Shanghai. Ms. Zhou retired by rotation from Landsea Green effective June 19, 2020 to focus on the business efforts of Landsea Group, the controlling shareholder of Landsea Green
•Served as non-executive director for Landsea Green from January 2015 to August 2016, when she was redesigned as an executive director.

•Previously led Landsea Group’s global strategic deployment while serving as the assistant to the chairman, general manager of Shanghai Landsea Architecture Technology Co., Ltd. and general manager of Landsea Architecture Design Institute. Ms. Zhou also served as the Chief Human Resource Officer of Landsea Group, and has served as vice president of Landsea Group since 2015
•Is Executive Director and Vice Chairwoman of the Board of Landsea Green Life Service.
•Received an Executive MBA from China Europe International Business School and an MBA from Nanjing University.

Ms. Zhou was selected to serve on our Board due to her extensive experience and knowledge in the real estate industry, including as an executive of the Seller, and her service as a member of the Landsea Homes Board. Ms. Zhou played a fundamental role in facilitating Landsea Group’s U.S. business development and investment in Landsea Homes.

Bruce Frank | 68 (Independent)
Lead Independent Director Director Since: 2021
Other Public Company Boards
Morgan Stanley Direct Lending Fund
SL Investment Corp
T Series Middle Market Loan Fund LLC
North Haven Private Income Fund LLC

Committees
Audit (Chair); Compensation; Nominating and Governance

Background

•Served on the Landsea Homes Board from 2015 until the Business Combination.
•Served as a senior partner within the assurance service line of Ernst & Young LLP’s real estate practice from April 1997 to June 2014, when he retired.
•Chairs the Audit Committees of Morgan Stanley Direct Lending Fund, SL Investment Corp., T Series Middle Market Loan Fund LLC, and North Haven Private Income Fund LLC.

•Served as a member of the board of directors of VEREIT, Inc. from July 2014 through March 2017 and was a member of its Audit and Nominating and Corporate Governance Committees.
•Served as a member of the board of directors of ACRE Realty Investors Inc. from October 2014 through October 2017 and was a member of its Audit and Compensation Committees.
•Earned a bachelor’s degree from Bentley College.

Mr. Frank is a member of the American Institute of Certified Public Accountants and is a Certified Public Accountant in the State of New York. Mr. Frank was selected to serve on our Board due to his more than 35 years’ experience in the real estate industry, including in executive and leadership positions. He also brings significant public company board experience.

Mr. Frank currently serves on the audit committee of four other public companies, all of which are business development companies under the Investment Company Act of 1940, as amended and are related entities within the same fund family. The Board has determined that such simultaneous service does not impair the ability of Mr. Frank to effectively serve on the Company’s Audit Committee. In making this determination, the Board considered the mix of companies involved and the fact that they are all business development companies within the same fund family, as well as Mr. Frank’s 100% attendance at 2021 meetings of the Audit Committee and the Board, his valued contribution as Audit Committee Chair, and his extensive background and experience in accounting, including as a Certified Public Accountant and former senior partner of Ernst & Young LLP.

Thomas J. Hartfield | 68 (Independent)
Director Since: 2021	Other Public Company Boards None Committees Compensation (Chair); Nominating and Governance; Executive Land
Background
•Served on the Landsea Homes Board from 2017 until the Business Combination.
•Has over 30 years of investment banking experience, much of it in the building products, home building and real estate sectors.
•Served as a senior advisor at Annascaul Advisors LLC, a registered broker-dealer, in New York from 2006 to 2010, when he retired.
•Served as managing director of the Homebuilding and Building Products Group at the global investment bank Houlihan Lokey Howard & Zukin from 2002 to 2006.

•Served as a managing director and partner at investment bank Dillon Read & Co. and its successor firm, UBS AG, from 1982 to 2001, where he was a senior member of the Homebuilding and Building Products Group and headed the Private Financing Group. His clients included Meritage Homes, Ryland Homes, KB Homes and Highland Homes. At UBS, he started the Private Equity Grou
•Received a B.S. from the University of Oregon and an MBA from Leonard N. Stern School of Business at New York University.

Mr. Hartfield was selected to serve on our Board due to his extensive experience and industry knowledge of homebuilders, and his 30 years of investment banking experience.

Robert Miller | 57 (Independent)
Director Since: 2021	Other Public Company Boards None Committees Audit; Compensation; Nominating and Governance

Background
•Served on the Landsea Homes Board from 2014 until the Business Combination.
•Has over 25 years of experience in real estate transactions, entitlements and related litigation in California and out of state.
•Mr. Miller’s practice involves a range of real estate and development activities, with a skill set that addresses a wide variety of issues that confront real estate developers, owners and builders.

•Has been a partner at the law firm Lubin Olson & Niewiadomski LLP in San Francisco, California since 2014.
•Served as general counsel of Braddock & Logan Homes for 15 years.
•Received a bachelor’s degree from Princeton University and a Juris Doctor degree from Harvard Law School.

Mr. Miller was selected to serve on our Board due to his considerable leadership roles and homebuilding industry experience.

Scott Reed | 51
Director Since: 2021	Other Public Company Boards Silvergate Capital Corporation InBankshares, Corp LF Capital Acquisition Corp. II Committees None
Background
•Served on the LFAC Board from 2017 until the Business Combination.
•Served as LFAC’s President and Chief Financial Officer from October 2017 to July 2020, and as CEO from July 2020 through the closing of the Business Combination.
•Serves as President, Chief Executive Officer, and as a member of the board of directors of LF Capital Acquisition Corp. II, a special purpose acquisition company, since March 2021.
•Co-founded BankCap Partners, a private equity firm that focuses on investments in the U.S. commercial banking space, in May 2006, where he has since served as a Partner and Director.
•Has over 20 years in the financial services and strategic consulting industries, including positions as a derivatives trader with Swiss Bank Corporation and an investment banker at Bear Stearns.
•As a Partner at BankCap, Mr. Reed focuses on transaction sourcing, structuring and processing, capital raising activities and oversight of BankCap’s portfolio investments.
•Began his career as a derivatives trader at Swiss Bank Corporation from 1992 to 1995.
•Worked as a consultant at Bain & Company from 1997 to 2000.

•Worked as an investment banker in the Financial Institutions Group at Bear Stearns from 2000 to 2002.
•Prior to founding BankCap, served as Senior Vice President, Director of Corporate Strategy and Planning of Carreker Corporation, a financial technology company based in Dallas, Texas.
•Currently serves as a director of Silvergate Capital Corporation, Vista Bancshares and InBankshares Corp (as well as a director of each of the three institutions’ underlying commercial banks) and Uncommon Giving Corporation, where he has served on the Compensation Committees of their boards. Additionally, he serves as a director on the board of Nobul Corporation, a Toronto-based technology company, and Performance Trust, a Chicago-based securities firm
•Previously served as a director of Xenith Bankshares and the institution’s underlying commercial bank from January 2009 to December 2017.
•Graduate of the University of Virginia with a B.S. in Commerce and a B.A. in History. Received his MBA from the Amos Tuck School of Business at Dartmouth College, where he was an Edward Tuck Scholar

Mr. Reed was selected to serve on our Board due to his experience as a member of the board of directors of both public and private companies, and expertise in fundraising, management of high-growth companies and all levels of corporate governance.

Elias Farhat | 56 (Independent)

Director Since: 2021	Other Public Company Boards LF Capital Acquisition Corp. II Committees Audit
Background
•Served on the LFAC Board from 2017 until the Business Combination.
•Serves as Executive Chairman of the board of LF Capital Acquisitions II, a special purpose acquisition company, since March 2021.
•Served as Chief Strategy Officer for Candriam Investors Group, an asset management company with over $160 billion under management, from October 2016 until October 2021. He was also as a member of Candriam’s Group Strategy Committee and Executive Committee and served as a member of its board of directors
•Partner of Capital E, a private equity and real estate firm, from 2003 to 2016 and held several board and advisory positions at portfolio companies with ties to Capital E.
•In 2003, founded Velocity Advisors, a private equity advisory firm which sourced and structured transactions on behalf of institutional investors, and served as Managing Partner from 2003 to 2016.

•Vice President and Partner at Bain & Company from 1990 to 2002, where he spent 12 years as a management consultant across Europe, the U.S. and Latin America and has advised boards, CEOs and senior management of Fortune 1000 companies as well as several buyout funds on a broad range of strategic, operational, financial and organizational issues.
•Led Bain’s Private Equity Group activities in the Southern US region and was involved in its Investment Committee.
•Currently serves as a director of Lakeside Advisors Inc., a private equity firm registered with the SEC.
•Previously served as a director of Huron Inc. and CBI, Inc.
•Graduate of Ecole Supérieure des Sciences Economiques et Commerciales (ESSEC) in Paris.

Mr. Farhat was selected to serve on our Board due to his experience related to private equity, capital markets, transactional matters and post-acquisition oversight of operational performance at portfolio companies.

Tim Chang | 56 (Independent)
Director Since: 2021	Other Public Company Boards None Committees Compensation; Nominating and Governance
Background
•Has served as a partner at Musick Peeler & Garrett, LLP, a law firm in Los Angeles, California, since 2011.
•Has over 26 years of significant experience as a lawyer in private practice in the areas of corporate, commercial transactions, governance, real estate and nonprofit laws.
•Serves as an independent member of the board of directors of First Commercial Bank (USA); Hoyu Investment Co. Ltd., a private investment company; Hotai Shinyeh Co. Ltd., exclusive distributor of Daikin HVAC equipment in Taiwan; and Chang Yuan Motor Co. Ltd., exclusive distributor and general agent of Hino industrial motors in Taiwan; and a trustee of the Board of Trustees of the University of the West.

•Formerly served on the board of directors for Hotai Motor Co. Ltd., a TSE listed company and a distributor and general agent of Toyota and Lexus automobiles in China and Taiwan.
•Received his B.A. from the University of Southern California and J.D. from the University of the Pacific, McGeorge School of Law. Mr. Chang also possesses a Certificate in Corporate Governance from Tulane Law School

Mr. Chang was selected to serve on our Board due to his experience and background as a member of the board of directors of large-scale international corporations, including over a decade of experience in various industries, his experience representing clients in the waste, solar and renewable energy industries, and his knowledge of corporate and commercial transactions and governance.

Susan Lattmann | 54 (Independent)
Director Since: 2021	Other Public Company Boards Aterian, Inc. Committees None
Background
•Has served as Chief Financial Officer for The Row, an international privately held luxury apparel retailer, since August 2021.
•Previously, worked for Bed Bath & Beyond Inc. for more than 23 where she held several roles, including Chief Administrative Officer from May 2018 to December 2019; Chief Financial Officer and Treasurer from February 2014 to May 2018, and leading many areas including finance, merchandising operations, real estate, and information technology.
•Began professional career at Arthur Andersen LLP, and held progressive roles including Audit Manager during her tenure, auditing public and private companies in the consumer products, gaming and financial industries.

•Currently serves as a director on the board of directors of Aterian, Inc., a technology-enabled consumer products selling platform and is a member of the compensation committee and audit committee, as a director on the board and audit committee chair of Farmer Focus, a private organic and Humane Certified chicken company, and as a director on the board of ARCTRUST III, a private growth and income real estate investment trust.
•Received a B.S. in Business Administration, magna cum laude, from Bucknell University, is a member of the National Association of Corporate Directors, holds a Private Company Governance Certification from the Private Directors Association, and is a Certified Public Accountant.

Mrs. Lattmann was selected to serve on our Board due to her leadership experience and background, including as a senior executive of a large public company, her expertise in financial and accounting matters, and her experience on private and public company boards.

Mollie Fadule | 39 (Independent)
Director Since: 2021	Other Public Company Boards None Committees None
Background

•Has served as Chief Financial and Investment Officer at JPI, a developer, builder and investment manager, since 2021.
•Is also Founder and Partner of Cephas Partners, a private equity firm formed in 2012 that specializes in alternative investments with a primary focus on real estate opportunities.
•Prior to joining Cephas Partners in 2012, served as Vice President at Bank of America Merrill Lynch in the Real Estate Principal Investments group in New York, from May 2006 to December 2011.
•Since 2015 has invested in and advised multiple companies bringing new technologies to the real estate and construction industries.

•Previously served on the Global CREW Network Board, serving over 11,000 women in commercial real estate.
•Currently serves as a director on the boards of directors of private companies, including: Pallet, a Social Purpose Corporation focused on portable shelter systems, Green Canopy, an impact real estate development, fund management, and homebuilding company, and Urban Housing Ventures.
•Received a Bachelor’s degree in history and science from Harvard University.

Ms. Fadule was selected to serve on our Board due her experience and background in the real estate and homebuilding industries, and her experience related to private equity, capital markets, financial and transactional matters.

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

Item 11. Executive Compensation

LFAC

The following disclosure concerns the compensation of LFAC’s officers and directors for the portion of the fiscal year ended December 31, 2021 prior to the consummation of the Business Combination.

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

Alberto Bianchinotti, LFAC’s chief financial officer prior to the Business Combination, is the sole owner of the accounting services firm, AM Knight Financial Services. LFAC paid AM Knight Financial Services to provide certain accounting services to LFAC prior to Mr. Bianchinotti’s appointment as chief financial officer. For the years ended December 31, 2020 and 2021, LFAC paid AM Knight Financial Services $55,200 and $0, respectively.

Landsea Homes

The following discussion and analysis of compensation arrangements of the named executive officers of the Company for the fiscal year ended December 31, 2021 should be read together with the compensation tables and related disclosures provided below.

Compensation information included in the following discussion is presented in actual dollar amounts. Because the Company is an emerging growth company, the Company has opted to comply with the executive compensation rules applicable to “smaller reporting companies,” when detailing the executive compensation of our executives, as such term is defined under the Exchange Act. This section discusses the material elements of compensation awarded to, earned by or paid to the principal executive officer of the Company and the two next most highly compensated executive officers of the Company. These individuals are referred to as the “Named Executive Officers” or “NEOs.”

Summary Compensation Table

The following table presents information regarding the compensation of the NEOs for services rendered during the fiscal years ended December 31, 2021 (the “2021 Fiscal Year”) and the fiscal year ended December 31, 2020:

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Non-Equity Incentive Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
John Ho	2021	$607,236	$1,683,972	$3,861,783	$1,087,000	$29,438	$7,269,429
Chief Executive Officer and Former Interim Chief Financial Officer	2020	$550,000	$342,395	$—	$500,000	$29,438	$1,421,833
Michael Forsum	2021	$558,478	$1,707,215	$3,601,090	$1,337,000	$13,480	$7,217,263
President and Chief Operating Officer	2020	$512,500	$342,395	$—	$750,000	$13,480	$1,618,375
Franco Tenerelli	2021	$389,231	$328,872	$251,057	$502,000	$55,778	$1,526,938
Executive Vice President, Chief Legal Officer, and Secretary	2020	$345,833	$102,695	$—	$250,000	$51,028	$749,556

(1)    Amounts in this column for the 2021 Fiscal Year include cash payments and the value of shares (based on the closing price of the shares on the issuance date of $10.53 per share) received in settlement of shares of phantom stock which vested and were settled in connection with the Business Combination, as described below under “Narrative Disclosure to the Summary Compensation Table-Long-Term Incentive Compensation.”
(2)    Amounts in this column represent the grant date fair value computed in accordance with FASB ASC Topic 718 of (i) fully vested stock awards granted to Messrs. Ho and Forsum on March 30, 2021, which have a per share grant date fair value of $9.69 calculated based on the closing price of the Common Stock on the date of grant, (ii) restricted stock units (“RSUs”) granted to Messrs. Ho and Forsum on March 30, 2021, which have a per RSU grant date fair value of $9.69 calculated based on the closing price of the Common Stock on the date of grant, (iii) RSUs granted to each NEO on April 19, 2021, which have a per RSU grant date fair value of $9.44 calculated based on the closing price of the Common Stock on the date of grant, and (iv) performance share units (“PSUs”) granted to each NEO on April 19, 2021, which have a per target PSU grant date fair value of $9.44, in each case, under the Landsea Homes Corporation 2020 Stock Incentive Plan (the “Incentive Plan”). Please read Note 15 to our consolidated financial statements for the fiscal year ending December 31, 2021 for a discussion of the assumptions used to determine the FASB ASC Topic 718 value of the PSU awards. PSUs are shown assuming target achievement of the applicable performance conditions. If maximum performance were assumed, the PSUs included in these totals for 2021 would be as follows: Mr. Ho, $1,867,912; Mr. Forsum, $1,687,155; and Mr. Tenerelli, $301,268.
(3)    Amounts in this column represent amounts paid under Landsea Homes’ short-term incentive bonus program for performance in the 2021 Fiscal Year. For more information regarding the short-term incentive bonus program for 2021 see “Narrative Disclosure to the Summary Compensation Table-Short-Term Incentive Bonus Program” below.

(4)    Amounts in this column include (i) matching contributions under Landsea Homes’ 401(k) plan made during the 2021 Fiscal Year, (ii) payment of tuition expenses for the UCLA Anderson Executive MBA, and (iii) other perquisites and benefits, which include Company payments of automobile leases, monthly cell phone allowances, gym memberships, and executive physicals through Hoag Executive Health.

Name	Company 401(k) Matching Contributions ($)	Tuition ($)	Other ($)	Total ($)
John Ho	$9,750	$—	$19,688	$29,438
Michael Forsum	$—	$—	$13,480	$13,480
Franco Tenerelli	$5,500	$34,998	$15,280	$55,778

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

Base Salaries

Base salary is a fixed element within a total compensation package intended to attract and retain the talent necessary to successfully manage our business and execute our business strategies. Base salaries for our NEOs are established based on the scope of their responsibilities, taking into account relevant experience, internal pay equity, tenure, and other factors deemed relevant. On April 19, 2021, the Board approved, upon recommendation by the Compensation Committee, an increase to Mr. Ho’s base salary from $580,000 to $625,000 and an increase to Mr. Forsum’s base salary from $525,000 to $575,000, in each case, retroactive to January 7, 2021.

Short-Term Incentive Bonus Program

For the 2021 Fiscal Year, each NEO was eligible to participate in the Landsea Homes Corporation Executive Cash Incentive Plan, pursuant to which the Company established the annual bonus program for 2021. Under the annual bonus program for 2021, each NEO was eligible to receive a cash bonus payment based on the Company’s performance. The Board, upon recommendation of the Compensation Committee, established 2021 target annual bonus levels for each NEO, as set forth below:

Name	2021 Target Annual Bonus
John Ho	$650,000
Michael Forsum	$800,000
Franco Tenerelli	$300,000

Under the 2021 annual bonus program, payment of annual bonuses to the NEOs was based on achievement of a revenue performance target with respect to 60% of the annual bonus and a pre-tax income margin performance target with respect to 40% of the annual bonus. To receive an annual bonus payment, each NEO must have been employed by the Company on the date on which the Company actually paid bonuses under the annual bonus program. For the 2021 Fiscal Year, the Company achieved a payout percentage of 164% with respect to the revenue performance goal and a payout percentage of 172% with respect to the pre-tax income margin performance goal, resulting in a total payout percentage of 167%. Based on this performance, annual bonus payments to the NEOs of Landsea Homes for the 2021 Fiscal Year were as follows:

Name	2021 Annual Bonus
John Ho	$1,087,000
Michael Forsum	$1,337,000
Franco Tenerelli	$502,000

Long Term Incentive Compensation

Pre-Business Combination

Historically, Landsea Homes’ NEOs have received long-term incentive compensation in the form of phantom stock awards issued under the Landsea Phantom Stock Plan (the “Phantom Stock Plan”). Each share of phantom stock representED the right to receive an amount in cash equal to the fair market value of a share of phantom stock of Landsea Homes, as determined by the Landsea Homes Board at the end of each plan year upon the vesting and settlement of such award. Landsea Homes accounts for these awards under Financial Accounting Standards Board Accounting Standards Codification Topic 710, rather than under Topic 718, and as such, the phantom equity awards are not considered equity incentive compensation for purposes of these disclosures.

In connection with the Business Combination, the outstanding phantom stock awards granted in 2020 to Messrs. Ho and Forsum were settled in Common Stock, and the other outstanding phantom stock awards were accelerated and settled in cash. The following table sets forth the cash and Common Stock received by each NEO in connection with the Business Combination.

		Settlement Upon the Business Combination
Name	Number of Shares of Phantom Stock	Cash Payment	Number of Shares of Common Stock
John Ho	159.95	$783,014	85,561
Michael Forsum	162.13	$896,363	77,004
Franco Tenerelli	31.19	$328,872	0

Post-Business Combination

In connection with the Business Combination, the Company adopted the Incentive Plan, pursuant to which the Company may grants RSUs, PSUs and other equity-based awards.

On March 30, 2021, the Board, upon recommendation by the Compensation Committee, granted 30,712 fully vested shares to Mr. Ho and 19,354 fully vested shares to Mr. Forsum in recognition of their service to the Company. In addition, the Board also approved the grant of 207,182 RSUs to Messrs. Ho and Forsum in satisfaction of the requirements under their respective employment agreements. In accordance with the employment agreements, these RSUs will vest as to 20% on the first and second anniversaries of March 15, 2021, the date the Form S-8 was filed and as to 30% on the third and fourth anniversaries of such date, in each case, subject to the NEO’s continued employment through such dates.

On April 19, 2021, the Board, upon recommendation by the Compensation Committee, approved annual equity awards to each NEOs in the form of RSUs (representing 40% of the total grant) and PSUs (representing 60% of the total grant), as set forth in the table below:

Name	Number of RSUs	Target Number of PSUs
John Ho	65,957	98,936
Michael Forsum	59,574	89,362
Franco Tenerelli	10,638	15,957

The RSU awards will vest as to one-third on each of the first, second and third anniversaries of the date of grant. The PSUs will be eligible to vest in one-third tranches based on the Company’s adjusted earnings per share (“Adjusted EPS”) performance during each one-year period during the performance period beginning January 1, 2021 and ending December 31, 2023. For purposes of the PSUs, Adjusted EPS is calculated based on the Company’s adjusted net income, as described on page 69 of this Annual Report, divided by the diluted weighted average shares of Common Stock outstanding. The first one-third tranche of the PSUs (the “Tranche 1 PSUs”) vested at 200% of target in accordance with the following table:

Performance Level	Adjusted EPS	Percentage of Tranche 1 PSUs That Become Earned PSUs
Below Threshold	< $0.71	0%
Threshold	$0.71	50%
Target	$0.95	100%
Maximum	$1.19	200%
Actual	$1.44	200%

Employment Arrangements with the Named Executive Officers

Messrs. Ho, Forsum, and Tenerelli entered into executive employment agreements with the Seller on August 31, 2020, which were assumed by Landsea Homes upon the consummation of the Business Combination. The employment agreements generally provide for an initial term ending on December 31, 2023, which will automatically renew for successive one-year terms thereafter unless either party gives written notice of non-extension to the other party. The employment agreements generally provide for an annual base salary, eligibility to participate in the annual bonus plan, and eligibility to participate in benefit plans. Additionally, the employment agreements for Messrs. Ho and Forsum provided for the grant of RSUs under the Incentive Plan having a grant date value of $2,000,000, which were granted on March 30, 2021 as described above.

Under the employment agreements, Messrs. Ho, Forsum, and Tenerelli are eligible to receive severance benefits upon certain terminations of employment, as described under “Additional Narrative Disclosure-Potential Payments Upon Termination or Change in Control-Employment Agreements.” The employment agreements also include customary confidentiality covenants.

Outstanding Equity Awards at Fiscal Year-End

The following table reflects information regarding outstanding unvested RSUs and PSUs granted under the Incentive Plan held by each NEO as of December 31, 2021.

	Stock Awards
Name	Number of Shares of Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Note Vested ($)(1)
John Ho	273,139(2)	$1,999,377	131,914(3)	$965,610
Michael Forsum	266,756(4)	$1,952,654	119,150(3)	$872,178
Franco Tenerelli	10,638(5)	$77,870	21,276(3)	$155,740
(1)    Amounts in these columns reflect the value of outstanding RSUs or PSUs as of December 31, 2021, based on a per share price of $7.32, the closing price of the Common Stock on December 31, 2021.
(2)    Represents RSUs held by Mr. Ho which vest as follows: (i) 207,182 will vest as to 20% on each of March 15, 2022 and March 15, 2023 and as to 30% on each of March 15, 2024 and March 15, 2025; and (ii) 65,957 will vest as to one-third on each of April 19, 2022, April 19, 2023 and April 19, 2024.
(3)    Represents the maximum number of PSUs which will vest between 0% and 200% of target based on the Company’s Adjusted EPS performance during the 2022 fiscal year (with respect to one-half of such target amount) and during the 2023 fiscal year (with respect to one-half of such target amount).

(4)    Represents RSUs held by Mr. Forsum which vest as follows: (i) 207,182 will vest as to 20% on each of March 15, 2022 and March 15, 2023 and as to 30% on each of March 15, 2024 and March 15, 2025; and (ii) 59,574 will vest as to one-third on each of April 19, 2022, April 19, 2023 and April 19, 2024.

(5)    Represents RSUs held by Mr. Tenerelli which will vest as to one-third on each of April 19, 2022, April 19, 2023 and April 19, 2024.

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

Potential Payments Upon Termination or Change in Control

Incentive Plan Award Agreements

In the event of the NEO’s death or disability, the RSUs granted under the Incentive Plan will become fully vested, and the PSUs granted under the Incentive Plan will become fully vested and earned based on the target performance level.

In the event of an NEO’s involuntary termination without cause (and not as a result of death or disability) or a voluntary resignation for good reason, subject to execution and nonrevocation of a general release of claims, the RSUs granted under the Incentive Plan will become fully vested, and the PSUs granted under the Incentive Plan will remain outstanding eligible to be earned based on actual achievement of the applicable performance measures.

Employment Agreements

The employment agreements with Messrs. Ho, Forsum and Tenerelli provide for certain severance benefits upon the NEO’s involuntary termination without cause (and not as a result of death or disability) or a voluntary resignation for good reason, which are each referred to as a covered termination:

•In the event of a covered termination at any time other than during the 24-month period following a change in control, each NEO is eligible to receive (i) a lump sum cash amount equal to 2.0x (or, for Mr. Tenerelli, 1.0x) the sum of the NEO’s base salary and target annual bonus, (ii) a pro-rata portion of the NEO’s annual bonus for the year of termination based on actual performance, (iii) payment of or reimbursement for premiums to continue health coverage for 24 months (unless the NEO becomes eligible for coverage under another employer’s plan, at which time the reimbursements will cease), and (iv) full acceleration of any outstanding equity awards, with performance-based awards determined based on the terms of the applicable award agreement or, if the award agreement does not specify, based on the target level of performance.
•In the event of a covered termination during the 24-month period following a change in control, each NEO is eligible to receive, in lieu of the benefits described in clause (i) above, a lump sum cash amount equal to 2.5x (or, for Mr. Tenerelli, 2.0x) the sum of the NEO’s base salary and target annual bonus. Each NEO is also eligible to receive the benefits described in clauses (ii)-(iv) above.
Additionally, in the event of an NEO’s death or disability, each NEO (or the NEO’s beneficiary or estate) is eligible to receive a pro-rata portion of the NEO’s target bonus for the year of termination and full acceleration of any outstanding equity awards, with performance-based awards determined based on the terms of the applicable award agreement or, if the award agreement does not specify, based on the target level of performance. All severance under the new employment agreements is subject to execution of a release of claims. Under the new employment agreements:

•“Cause” generally means (i) material breach of the NEO’s obligations under any agreement with Seller, (ii) intentional misconduct or material violation of any material written policy, (iii) material breach of any fiduciary duty, or (iv) commission of a felony or crime involving fraud, embezzlement, dishonesty or moral turpitude, subject in the case of clauses (i), (ii) and (iii) to standard notice and cure provisions.
•“Change in Control” generally means the occurrence of any one of the following: (i) any person becomes the beneficial owner of securities of the Company representing 50% or more of the combined voting power of the Company’s then outstanding securities, (ii) the incumbent directors (and those appointed or nominated by a majority of the incumbent directors) cease to constitute a majority of the Board, (iii) consummation of a merger or consolidation of the Company, other than any merger or consolidation which would result in the holders of the voting securities of the Company continuing to represent at least 50% of the combined voting power of the surviving entity, (iv) implementation of a plan of complete liquidation or dissolution of the Company, or (v) sale of all or substantially all of the Company’s assets to an entity, other than any sale to an entity where the holders of the voting securities of the Company represent at least 50% of the combined voting power of such entity.
•“Good Reason” generally includes any of the following arising without the NEO’s prior written consent: (i) diminution in title, authority, duties or responsibilities, (ii) material reduction in base salary or target bonus, (iii) relocation of the NEO’s principal office by more than 50 miles, or (iv) material breach by Seller of any material provision of the employment agreement, in each case, subject to standard notice and cure provisions.

Director Compensation

Landsea Homes entered into a services agreement with each of its non-employee, independent directors, pursuant to which each director is provided a retainer to serve on the Landsea Homes Board and stipends for specific committee service, as described below:

•Annual retainer of $80,000, paid on a monthly basis; and
•Annual stipend of $30,000, paid on a monthly basis, for service as the chair of Landsea Homes’ Compensation Committee or Audit Committee.

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

In accordance with the terms of the director compensation program, each member of our Board (other than Mr. Tian) who is not an employee of the Company received a grant of 11,671 RSUs under the Incentive Plan, which vested on January 1, 2022. The following table presents information regarding compensation paid to the Company’s directors for services rendered during the 2021 Fiscal Year:

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Total ($)
Tim Chang	$84,516	$94,652	$179,168
Elias Farhat	$81,518	$94,652	$176,170
Mollie Fadule(3)	$—	$—	$—
Bruce Frank	$204,357	$94,652	$299,009
Tom Hartfield	$187,105	$94,652	$281,757
Susan Lattmann(3)	$—	$—	$—
Robert Miller	$178,105	$94,652	$272,757
Scott Reed	$74,014	$94,652	$168,666
Martin Tian	$—	$—	$—
Joanna Zhou	$104,498	$94,652	$199,150
(1)    In addition to cash retainers and stipends, amounts in this column for the 2021 Fiscal Year include cash payments and the value of shares (based on the closing price of the shares on the issuance date of $10.53 per share) received in settlement of shares of phantom stock held by Messrs. Frank, Hartfield and Miller which vested and were settled in connection with the Business Combination, as described below.
(2)    Amounts in this column represent the aggregate grant date fair value of the restricted stock units (“RSUs”) granted during the 2021 Fiscal Year, calculated in accordance with FASB ASC Topic 718. Please read Note 15 to our consolidated financial statements for the fiscal year ending December 31, 2021 for a discussion of the assumptions used to determine the FASB ASC Topic 718 value of the awards. As of December 31, 2021, each non-employee director other than Mr. Tian held 11,671 unvested RSUs.

(3)    Ms. Lattmann and Ms. Fadule were appointed to our Board on December 21, 2021 and, as such, did not receive any compensation during the 2021 Fiscal Year.

Each of Messrs. Frank, Hartfield and Miller also received 2.57 shares of phantom stock under the Phantom Stock Plan on January 1, 2020, which were scheduled to vest on March 1, 2023, subject to each director’s continued service to Landsea Homes through such date. As described above under “Narrative Disclosure to the Summary Compensation Table-Long Term Incentive Compensation,” each share of phantom stock, including those held by the non-employee directors, became fully vested in connection with the Business Combination. Additionally, the nonemployee directors received settlement of their phantom equity awards in a combination of cash and shares of Common Stock. The following table sets forth the cash and Common Stock received by Messrs. Frank, Hartfield and Miller in connection with the Business Combination.

		Settlement Upon the Business Combination
Name	Number of Shares of Phantom Equity	Cash Payment	Number of Shares of Common Stock
Bruce Frank	7.85	24,786.71	5,491
Tom Hartfield	7.85	24,786.71	5,491
Robert Miller	7.85	24,786.71	5,491

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table sets forth information about our Common Stock that may be issued under equity compensation plans as of December 31, 2021. Our only equity compensation plan on of December 31, 2021 was the Incentive Plan.

	(a)	(b)	(c)
Plan Category	Number of Securities To be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (3)
Equity Compensation Plans Approved by Security Holders	836,485	—	5,113,449
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	836,485	—	5,113,449
(1)    This column reflects outstanding RSUs and PSUs (assuming achievement of target performance) as of December 31, 2021. Each RSU and earned PSU represents the right to receive one share of Common Stock.

(2)    RSUs and PSUs reflected in column (A) are not reflected in this column as they do not have an exercise price.

(3)    This column reflects the total shares of our Common Stock remaining available for issuance under the Incentive Plan as of December 31, 2021.

Beneficial Ownership of Securities

The following table sets forth information known to the Company regarding beneficial ownership of shares of the Company’s Common Stock as of March 9, 2022 by:

•each person known by the Company to be the beneficial owner of more than 5% of the Company’s outstanding common stock;
•each of the Company’s named executive officers and directors; and
•all executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options, warrants and certain other derivative securities that are currently exercisable or will become exercisable within 60 days. The percentage of beneficial ownership is based on 46,436,185 shares of Company Common Stock, 15,525,000 shares of public warrants, and 5,500,000 Private Placement Warrants issued and outstanding as of March 9, 2022. Public warrants entitle the holder to purchase one-tenth of one share of our Common Stock at $1.15 per one-tenth share ($11.50 per whole share of Common Stock), and they may only be exercised in amounts evenly divisible by ten. The Private Placement Warrants, registered under a Form S-1, entitle the holder to purchase one share of our Common Stock at a price of $11.50 per share, subject to adjustment. The public warrants and Private Placement Warrants are non-voting, but may be exercised at any time by the warrant holders.

Unless otherwise indicated, and subject to community property laws and similar laws, the Company believes that all parties named in the table below have sole voting and investment power with respect to all shares of

Common Stock beneficially owned by them, and the business address of each is 660 Newport Center Drive, Suite 300, Newport Beach, CA 92660.

Name and Address of Beneficial Owners	Number of Shares(1)	Number of Private Placement Warrants	Ownership Percentage(%)
Ming (Martin) Tian(2)	32,878,265	2,200,000	65.6%
Qin (Joanna) Zhou	11,671	—	**
Thomas Hartfield	21,912	—	**
Bruce Frank	17,162	—	**
Tim Chang	11,671	—	**
Robert Miller	19,662	—	**
Elias Farhat(3)	2,255,924	2,799,600	9.5%
Scott Reed	39,171	—	**
Susan Lattmann	—	—	**
Mollie Fadule	—	—	**
John Ho	212,950	—	**
Michael Forsum	190,835	—	**
Franco Tenerelli	10,505	—	**
Alberto Bianchinotti(4)	—	—	**
All directors and executive officers as a group (14 individuals)	35,669,728	4,999,600	76.0%
Landsea Holdings Corporation(5)	32,878,265	2,200,000	65.6%
Level Field Capital, LLC(6)	2,227,835	2,799,600	9.4%
** Less than one percent.

(1)    The number of shares beneficially owned by the directors, director nominees and executive officers listed in the table includes shares that may be acquired within 60 days of March 9, 2022 by the exercise or vesting of restricted stock units is as follows: Mr. Ho — 63,422; Mr. Forsum — 61,294; Mr. Tenerelli — 3,546; all current executive officers and directors as a group — 128,262.

(2)    Includes shares and Private Placement Warrants that Mr. Tian may be deemed to beneficially own by virtue of his relationship to the Seller, as described in Note 5 below. Mr. Tian disclaims beneficial ownership of these shares other than to the extent of any pecuniary interest he may have therein.

(3)    Includes shares and Private Placement Warrants that Mr. Farhat may be deemed to beneficially own by virtue of his relationship to the Sponsor, as described in Note 6 below. Mr. Farhat disclaims beneficial ownership of these shares other than to the extent of any pecuniary interest he may have therein.

(4)    As previously disclosed, Mr. Albert Bianchinotti served as Chief Financial Officer of LFAC until January 7, 2021. Mr. Bianchinotti’s beneficial ownership is based on his Form 3 filed with the SEC on August 18, 2020.

(5)    Information based on the Schedule 13D filed by the Seller, Landsea Green, and Ming Tian (the “Landsea Parties”) with the SEC on January 19, 2021. The Landsea Parties disclosed shared voting and dispositive power over 32,878,265 shares and ownership of 2,200,000 Private Placement Warrants.

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

(6)    Information based on the Schedule 13G filed by the Sponsor, Level Field Partners, LLC (“LF Partners”), Level Field Management, LLC (“LF Management”), Djemi Traboulsi, and Elias Farhat with the SEC on January 20, 2021 (the “LF Parties”). The LF Parties disclosed shared voting and dispositive power over 5,027,435 shares. This includes 2,227,835 shares of common stock and 2,799,600 private placement warrants. The Sponsor is the record holder of the shares reported. LF Partners is the managing member of the Sponsor. LF Management is the managing member of LF Partners. LF Management is managed by its two members, Elias Farhat and Djemi Traboulsi. Messrs. Farhat and Traboulsi may be deemed to indirectly beneficially own the shares of common stock directly beneficially owned by the Sponsor. Messrs. Farhat and Traboulsi disclaim beneficial ownership of these shares other than to the extent of any pecuniary interest they may have therein.

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

Registration Rights

We entered into a Demand Registration Rights Agreement with respect to the warrants exercisable to purchase one share of Common Stock at an exercise price of $11.50 per share issued to the Sponsor, BlackRock Credit Alpha Master Fund L.P. and HC NCBR Fund (the “BlackRock Holders”) in a private placement on the closing date of the IPO and the shares of Common Stock issuable upon exercise of the foregoing and upon conversion of the Founder Shares. Pursuant to the Demand Registration Rights Agreement, each of those persons holding Founder Shares (each an “LF Capital Restricted Stockholder”) and their permitted transferees can demand that we register the shares of Common Stock into which Founder Shares will automatically convert at the time of the consummation of the Business Combination. Holders of our Private Placement Warrants and their permitted transferees can demand that we register the Private Placement Warrants and the shares of Common Stock issuable upon exercise of the Private Placement Warrants. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of the Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Accounting Services

Alberto Bianchinotti, our chief financial officer prior to the Business Combination, is the sole owner of the accounting services firm, AM Knight Financial Services. LFAC paid AM Knight Financial Services to provide certain accounting services to us prior to Mr. Bianchinotti’s appointment as chief financial officer prior to the Business Combination. For the years ended December 31, 2020 and 2021, LFAC paid AM Knight Financial Services $55,200 and $0, respectively.

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

Founders’ Voting and Support Agreement

Concurrent with the execution of the Merger Agreement, the Seller and the LF Capital Restricted Stockholders, other than the BlackRock Holders, entered into that certain Voting and Support Agreement with LFAC and the Seller, pursuant to which each of the LF Capital Restricted Stockholders party thereto agreed to, among other things, vote their Founder Shares and other acquired Common Stock (representing as of September 17, 2020, approximately 22.6% of the voting power of LFAC) (i) in favor of the adoption of the Merger Agreement and the accompanying transaction, (ii) against any action, proposals, transaction or agreement that would result in a breach of any representation, warrant, covenant, obligation or agreement of LFAC or Merger Sub contained in the Merger Agreement, and (iii) in favor or the proposals set forth in the corresponding proxy statement. Additionally, each LF Capital Restricted Stockholder party thereto agreed to certain standstill obligations, in each case on terms and subject to the conditions set forth therein. The Voting and Support Agreement terminated upon the closing of the Business Combination.

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

Land and Home Sales

In July 2021, the Company entered into a landbank agreement for a project in its California segment with a Landsea Capital, a wholly-owned subsidiary of Landsea Holdings. The Company will make regular payments to Landsea Holdings based on an annualized rate of 7% of the undeveloped land costs while the land is developed and will purchase the lots at a predetermined price of $28.9 million at the Company's discretion. The total amount of interest payments made during 2021 is $0.4 million. No payments have been made to purchase developed lots from Landsea Capital during the year ended December 31, 2021.

In December 2021, the Company sold model homes to Landsea Capital for total consideration of $15.2 million. The Company had right-of-use asset and lease liability balances of $2.0 million and $2.0 million, respectively, as of December 31, 2021 related to the model home sales.

In December 2021, the Company sold a home to Ms. Zhou for a net price of $309,565. In addition, in December 2021, the Company sold a home to Mr. Tian’s daughter, Ms. Diana Tian, for a net price of $2,910,000, with the loan for the home guaranteed by Mr. Tian. These sales were done at arms-length and included no more than a nominal discount on purchase price.

Director Independence

Our Board has determined Ms. Fadule, Ms. Lattman, and Messrs. Frank, Hartfield, Miller, Chang and Farhat are independent within the meaning of Nasdaq Listing Rule 5605(a)(2). In making these independence determinations, our Board has reviewed and discussed information provided by the directors to us with regard to each director’s business and personal activities and relationships as they may relate to us and our management, including Mr. Farhat’s beneficial ownership of 9.5% of the Company, including 2,227,835 shares of the Company’s Common Stock and 2,799,600 private placement warrants by virtue of his relationship to the Sponsor, Level Field Capital, LLC, of which Mr. Farhat is a co-managing member.

Under the Nasdaq listing rules and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. In addition to determining whether each director satisfies the director independence requirements set forth in the Nasdaq listing rules, in the case of members of the Audit Committee, our Board has also made an affirmative determination that each of the current members of the Audit Committee, Messrs. Frank, Farhat and Miller, satisfy separate independence requirements under the SEC rules for such members.

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

Item 14. Principal Accountant Fees and Services

The following is a summary of fees paid or to be paid to PricewaterhouseCoopers LLP (“PwC”) for services rendered over the prior two fiscal years.

	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020
Audit Fees(1)	$1,576,700	$1,028,000
Audit-Related Fees(2)	453,000	927,763
Tax Fees	—	—
All Other Fees(3)	900	1,800
Total	$2,030,600	$1,957,563
(1)    Audit fees are the aggregate fees bills or expected to be billed for each of fiscal 2021 and 2020 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of quarterly financial statements for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years.
(2)    Audit-related fees are the aggregate fees bills or expected to be billed for each of fiscal 2021 and 2020 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements.
(3)    All other fees are the aggregate fees bills or expected to be billed for each of fiscal 2021 and 2020 for products and services provided by the principal accountant, including a subscription fee for access to PwC’s professional literature guide online.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this Annual Report:

1. Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm (PCAOB ID: 238)

Balance Sheets as of December 31, 2021 and 2020

Statements of Operations for the years ended December 31, 2021, 2020, and 2019

Statements of Equity for the years ended December 31, 2021, 2020, and 2019

Statements of Cash Flows for the years ended December 31, 2021, 2020, and 2019

Notes to Consolidated Financial Statements

2. Financial Statement Schedules

All schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or because it is not required.

3. Exhibits

See exhibits listed under Part (b) below.

(b) Exhibits

Exhibit Number	Exhibit Description
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

4.5*	Description of the Registrant’s Securities
10.1
Stockholder’s Agreement, by and between Landsea Homes Corporation and Landsea Holdings Corporation, dated January 7, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 13, 2021)

10.2
First Amendment to the Stockholder’s Agreement, dated December 21, 2021, by and between Landsea Homes Corporation and Landsea Holdings Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 27, 2021)

10.3
Trademark License Agreement, by and among Landsea Homes Corporation and certain of its subsidiaries set forth on Exhibit A thereto and Landsea Group Co., Ltd., dated January 7, 2021 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on January 13, 2021)

10.4
Credit Agreement, dated October 6, 2021, by and among Landsea Homes Corporation, as borrower, Western Alliance Bank as administrative agent, Western Alliance Bank and BofA Securities, Inc., as joint lead arrangers and joint bookrunners, and the lender parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 7, 2021)

10.5
First Amendment Agreement, dated November 30, 2021, by and among Landsea Homes Corporation, as borrower, the subsidiaries of Landsea Homes Corporation party thereto, Western Alliance Bank as administrative agent, Western Alliance Bank, and the lender parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 2, 2021)

10.6+
Membership Interest Purchase Agreement, dated January 18, 2022, by and among Landsea Homes Corporation, Landsea Homes of Florida LLC, SAM Building Partners, LLC and Edge Creek Ventures, LLC, as the sellers, and SWO Holdings Irrevocable Trust dated April 3, 2017, AJO Holdings Irrevocable Trust dated April 3, 2017, JMO Holdings Irrevocable Trust dated April 3, 2017, Stephen W. Orosz, Andrew J. Orosz, and J. Matthew Orosz. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 20, 2022)

10.7
Hanover Agreement, dated January 18, 2022, by and among Landsea Homes Corporation, Landsea Homes of Florida LLC, Hanover Land Company, LLC and the other seller parties thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 20, 2022).

10.8^
Letter Agreement, dated June 19, 2018, by and among the Company, each of its officers, directors, and Level Field Capital, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 25, 2018)

10.9^
Form of LF Capital Acquisition Corp. Director and Officer Indemnity Agreement, incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Company’s registration statement on Form S-1 filed with the SEC on June 13, 2018)

10.10^
Employment Agreement of John Ho, by and between Landsea Holdings Corporation and John Ho, dated August 31, 2020, and assigned to and assumed by Landsea Homes Corporation on January 7, 2021 (incorporated by reference to Annex O-1-1 to the Company’s Definitive Proxy Statement on Form DEF 14A filed with the SEC on November 23, 2020)

10.11^
Employment Agreement of Michael Forsum, by and between Landsea Holdings Corporation and Michael Forsum, dated August 31, 2020, and assigned to and assumed by Landsea Homes Corporation on January 7, 2021 (incorporated by reference to Annex O-2-1 to the Company’s Definitive Proxy Statement on Form DEF 14A filed with the SEC on November 23, 2020)

10.12^
Employment Agreement of Franco Tenerelli, by and between Landsea Holdings Corporation and Franco Tenerelli, dated August 31, 2020, and assigned to and assumed by Landsea Homes Corporation on January 7, 2021 (incorporated by reference to Annex O-3-1 to the Company’s Definitive Proxy Statement on Form DEF 14A filed with the SEC on November 23, 2020)

10.13^
Executive Employment Agreement by and between Christopher Porter and Landsea Homes Corporation, dated November 15, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 16, 2021)

10.14^
Form of Landsea Homes Corporation Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2021)

10.15^	Landsea Homes Corporation 2020 Stock Incentive Plan (incorporated by reference to Annex F to the Company’s Definitive Proxy Statement on Form DEF 14A filed with the SEC on November 23, 2020)
10.16^
Landsea Homes Corporation Executive Cash Incentive Plan, effective as of January 1, 2021. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2021)

10.17^
Form of Grant Notice for Restricted Stock Unit Award and Standard Terms and Conditions for Restricted Stock Units (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2021)

10.18^
Form of Grant Notice for Performance Share Unit Award and Standard Terms and Conditions for Performance Share Units (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2021)

10.19^	Form of Grant Notice for Restricted Stock Award (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2021)
10.20
Registration Rights Agreement, dated June 19, 2018, by and between the Company and Level Field Capital, LLC, James Erwin, Karen Wendel, Gregory P. Wilson, Multi-Strategy Master Fund Limited, BlackRock Credit Alpha Master Fund L.P and HC NCBR Fund (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 25, 2018)

10.21
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

21.1*	List of Subsidiaries
23.1*	Consent of PricewaterhouseCoopers LLP
31.1*	Certification of John Ho, Chief Executive Officer of Landsea Homes Corporation, pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934
31.2*	Certification of Chris Porter, Chief Financial Officer of Landsea Homes Corporation, pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934
32.1**	Certification of John Ho, Chief Executive Officer of Landsea Homes Corporation, pursuant to 18 U.S.C. Section 1350
32.2**	Certification of Chris Porter, Chief Financial Officer of Landsea Homes Corporation, pursuant to 18 U.S.C. Section 1350
101
The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL: (i) Balance Sheets as of December 31, 2021 and 2020; (ii) Statements of Operations for the years ended December 31, 2021, 2020, and 2019, (iii) Statements of Equity for the years ended December 31, 2021, 2020, and 2019; (iv) Statements of Cash Flows for the years ended December 31, 2021, 2020, and 2019 and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The Cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL (included as Exhibit 101).
* Filed herewith.
** Furnished herewith.
^ Management contract or compensatory plan or arrangement

+ Certain schedules to or portions of this Exhibit have been omitted in accordance with Item 601(b)(1) of Regulation S-K. The Company hereby agrees to furnish supplementally a copy of all omitted schedules to the SEC upon request.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Landsea Homes Corporation

Date: March 16, 2022	By:	/s/ John Ho
John Ho
Chief Executive Officer
(Principal Executive Officer)

Date: March 16, 2022	By:	/s/ Chris Porter
Chris Porter
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ John Ho	Chief Executive Officer and Director	March 16, 2022
John Ho	(Principal Executive Officer)

/s/ Chris Porter	Chief Financial Officer	March 16, 2022
Chris Porter	(Principal Financial Officer)

/s/ Trent Schreiner	Senior Vice President of Accounting and Chief Accounting Officer	March 16, 2022
Trent Schreiner	(Principal Accounting Officer)

/s/ Ming Tian	Chairman of the Board	March 16, 2022
Ming Tian

/s/ Qin Zhou	Director	March 16, 2022
Qin Zhou

/s/ Bruce D. Frank	Director	March 16, 2022
Bruce D. Frank

/s/ Thomas Hartfield	Director	March 16, 2022
Thomas Hartfield

/s/ Robert S. Miller	Director	March 16, 2022
Robert S. Miller

/s/ Scott Reed	Director	March 16, 2022
Scott Reed

/s/ Elias Farhat	Director	March 16, 2022
Elias Farhat

/s/ Tim T. Chang	Director	March 16, 2022
Tim T. Chang

/s/ Mollie Fadule	Director	March 16, 2022
Mollie Fadule

/s/ Susan Lattmann	Director	March 16, 2022
Susan Lattmann