Form 10-K/A
period 2021-12-31
Landsea Homes Corp
filed 2022-03-29
CIK 1721386

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

EXPLANATORY NOTE

Landsea Homes Corporation (the “Company,” “Landsea Homes,” “our,” “us” or “we”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “Original Form 10-K”), which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 16, 2022, to amend Item 10 to include disclosure under the caption “Delinquent Section 16(a) Filings.” This Amendment No. 1 amends and restates in its entirety Item 10 of Part III of the Original Form 10-K.

In addition, as required by Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 12b-15 of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, updated certifications of the Company’s principal executive officer and principal financial officer are included as Exhibits 31.3 and 31.4 hereto. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment No. 1.

No other changes have been made to the Original Form 10-K other than those described above. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Original Form 10-K or modify or update the disclosures made in the Form 10-K in any way other than as required to reflect the amendments discussed above. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K.

Page
PART III
Item 10. Directors, Executive Officers, and Corporate Governance	2

PART IV
Item 15. Exhibits and Financial Statement Schedules	11

Signatures	14

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

Ming (Martin) Tian | 61
Chairman Director Since: 2021	Other Public Company Boards Landsea Green Landsea Green Life Service Company Limited (“Landsea Green Life Service”) Chevron Holdings Co., Ltd Committees Compensation
Background

●Served on the board of directors of Landsea Homes (the “Landsea Homes Board”) from 2013 until the Business Combination.

●Founded the former ultimate parent company of Landsea Homes, Landsea Group Co., Ltd. (“Landsea Group”), a real estate developer and operator of green tech companies, in 2001 in China, and is now Landsea Group’s largest shareholder

●Has served as chairman and president of Landsea Group and one of its subsidiaries, Landsea Green, an international property development service provider with green building technologies and vertically integrated business capabilities, since 2001.

●Under Mr. Tian’s leadership, Landsea Group’s assets have grown from a registered capital investment of $1.5 million (at incorporation) to a total asset value exceeding $4.7 billion.

●Is Non-Executive Director and Chairman of the Board of Landsea Green Life Service.

●Has served as president and chairman of Seller since 2015, and is chairman of private company Shanghai Landleaf Architecture Technology Co., Ltd.

●Is Independent Director of Chervon Holdings Co., Ltd.(“Chervon”), a provider of power tools and outdoor power equipment.

●Received a master’s degree from the Nanjing University in Foreign-Related Economic Administration and a master’s degree in EMBA from China Europe International Business School in Shanghai, China.

Mr. Tian was selected to serve on our Board due to his significant leadership experience and his extensive global management and investment experience, including in the real estate sector.

John Ho | 39
CEO Director Since: 2021	Other Public Company Boards None Committees Nominating and Governance; Executive Land
Background

●Established Landsea Homes in August 2013 and served as its CEO and board member from 2014 until the Business Combination.

●Has served as CEO of the Company since the Business Combination and served as interim Chief Financial Officer of the Company from the Business Combination until December 2021

●Served as interim Chief Financial Officer of Landsea Homes from January 2019 until the Business Combination.

●Prior to forming Landsea Homes, spent 10 years in real estate investment and development with a focus on cross-border transactions between the U.S. and China working at global real estate investment management and consulting firms Colliers International and Jones Lang LaSalle (“JLL”).

●Served as Director of JLL from July 2011 to October 2013, and Vice President at JLL from December 2008 to June 2011. During that time, he led the firm in cross-border business development, focused on delivering transactional, consultancy and other integrated real estate services to outbound Chinese businesses investing overseas

●Served as a director of the Seller from 2014 to January 2021.

●Received a bachelor’s degree from the University of Southern California and an MBA from the UCLA Anderson School of Management.

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
Background

●Served on the Landsea Homes Board from 2013 until the Business Combination.

●CEO and director of the Seller since January 2021.

●Has over 21 years of experience in business development, investment and operational management in real estate.

●Joined Landsea Green in 2002 and served as the regional general manager in multiple locations, such as Nanjing, Suzhou and Shanghai. Ms. Zhou retired by rotation from Landsea Green effective June 19, 2020 to focus on the business efforts of Landsea Group, the controlling shareholder of Landsea Green

●Served as non-executive director for Landsea Green from January 2015 to August 2016, when she was redesigned as an executive director.

●Previously led Landsea Group’s global strategic deployment while serving as the assistant to the chairman, general manager of Shanghai Landsea Architecture Technology Co., Ltd. and general manager of Landsea Architecture Design Institute. Ms. Zhou also served as the Chief Human Resource Officer of Landsea Group, and has served as vice president of Landsea Group since 2015

●Is Executive Director and Vice Chairwoman of the Board of Landsea Green Life Service.

●Received an Executive MBA from China Europe International Business School and an MBA from Nanjing University.

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

T Series Middle Market Loan Fund LLC

North Haven Private Income Fund LLC

Committees

Audit (Chair); Compensation; Nominating and Governance

Background

●Served on the Landsea Homes Board from 2015 until the Business Combination.

●Served as a senior partner within the assurance service line of Ernst & Young LLP’s real estate practice from April 1997 to June 2014, when he retired.

●Chairs the Audit Committees of Morgan Stanley Direct Lending Fund, SL Investment Corp., T Series Middle Market Loan Fund LLC, and North Haven Private Income Fund LLC.

●Served as a member of the board of directors of VEREIT, Inc. from July 2014 through March 2017 and was a member of its Audit and Nominating and Corporate Governance Committees.

●Served as a member of the board of directors of ACRE Realty Investors Inc. from October 2014 through October 2017 and was a member of its Audit and Compensation Committees.

●Earned a bachelor’s degree from Bentley College.

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
Background

●Served on the Landsea Homes Board from 2017 until the Business Combination.

●Has over 30 years of investment banking experience, much of it in the building products, home building and real estate sectors.

●Served as a senior advisor at Annascaul Advisors LLC, a registered broker-dealer, in New York from 2006 to 2010, when he retired.

●Served as managing director of the Homebuilding and Building Products Group at the global investment bank Houlihan Lokey Howard & Zukin from 2002 to 2006.

●Served as a managing director and partner at investment bank Dillon Read & Co. and its successor firm, UBS AG, from 1982 to 2001, where he was a senior member of the Homebuilding and Building Products Group and headed the Private Financing Group. His clients included Meritage Homes, Ryland Homes, KB Homes and Highland Homes. At UBS, he started the Private Equity Grou

●Received a B.S. from the University of Oregon and an MBA from Leonard N. Stern School of Business at New York University.

Mr. Hartfield was selected to serve on our Board due to his extensive experience and industry knowledge of homebuilders, and his 30 years of investment banking experience.

Robert Miller | 57 (Independent)
Director Since: 2021	Other Public Company Boards None Committees Audit; Compensation; Nominating and Governance
Background

●Served on the Landsea Homes Board from 2014 until the Business Combination.

●Has over 25 years of experience in real estate transactions, entitlements and related litigation in California and out of state.

●Mr. Miller’s practice involves a range of real estate and development activities, with a skill set that addresses a wide variety of issues that confront real estate developers, owners and builders.

●Has been a partner at the law firm Lubin Olson & Niewiadomski LLP in San Francisco, California since 2014.

●Served as general counsel of Braddock & Logan Homes for 15 years.

●Received a bachelor’s degree from Princeton University and a Juris Doctor degree from Harvard Law School.

Mr. Miller was selected to serve on our Board due to his considerable leadership roles and homebuilding industry experience.

Scott Reed | 51
Director Since: 2021	Other Public Company Boards Silvergate Capital Corporation InBankshares, Corp LF Capital Acquisition Corp. II Committees None
Background

●Served on the LFAC Board from 2017 until the Business Combination.

●Served as LFAC’s President and Chief Financial Officer from October 2017 to July 2020, and as CEO from July 2020 through the closing of the Business Combination.

●Serves as President, Chief Executive Officer, and as a member of the board of directors of LF Capital Acquisition Corp. II, a special purpose acquisition company, since March 2021.

●Co-founded BankCap Partners, a private equity firm that focuses on investments in the U.S. commercial banking space, in May 2006, where he has since served as a Partner and Director.

●Has over 20 years in the financial services and strategic consulting industries, including positions as a derivatives trader with Swiss Bank Corporation and an investment banker at Bear Stearns.

●As a Partner at BankCap, Mr. Reed focuses on transaction sourcing, structuring and processing, capital raising activities and oversight of BankCap’s portfolio investments.

●Began his career as a derivatives trader at Swiss Bank Corporation from 1992 to 1995.

●Worked as a consultant at Bain & Company from 1997 to 2000.

●Worked as an investment banker in the Financial Institutions Group at Bear Stearns from 2000 to 2002.

●Prior to founding BankCap, served as Senior Vice President, Director of Corporate Strategy and Planning of Carreker Corporation, a financial technology company based in Dallas, Texas.

●Currently serves as a director of Silvergate Capital Corporation, Vista Bancshares and InBankshares Corp (as well as a director of each of the three institutions’ underlying commercial banks) and Uncommon Giving Corporation, where he has served on the Compensation Committees of their boards. Additionally, he serves as a director on the board of Nobul Corporation, a Toronto-based technology company, and Performance Trust, a Chicago-based securities firm

●Previously served as a director of Xenith Bankshares and the institution’s underlying commercial bank from January 2009 to December 2017.

●Graduate of the University of Virginia with a B.S. in Commerce and a B.A. in History. Received his MBA from the Amos Tuck School of Business at Dartmouth College, where he was an Edward Tuck Scholar

Mr. Reed was selected to serve on our Board due to his experience as a member of the board of directors of both public and private companies, and expertise in fundraising, management of high-growth companies and all levels of corporate governance.

Elias Farhat | 56 (Independent)
Director Since: 2021	Other Public Company Boards LF Capital Acquisition Corp. II Committees Audit
Background

●Served on the LFAC Board from 2017 until the Business Combination.

●Serves as Executive Chairman of the board of LF Capital Acquisitions II, a special purpose acquisition company, since March 2021.

●Served as Chief Strategy Officer for Candriam Investors Group, an asset management company with over $160 billion under management, from October 2016 until October 2021. He was also as a member of Candriam’s Group Strategy Committee and Executive Committee and served as a member of its board of directors

●Partner of Capital E, a private equity and real estate firm, from 2003 to 2016 and held several board and advisory positions at portfolio companies with ties to Capital E.

●In 2003, founded Velocity Advisors, a private equity advisory firm which sourced and structured transactions on behalf of institutional investors, and served as Managing Partner from 2003 to 2016.

●Vice President and Partner at Bain & Company from 1990 to 2002, where he spent 12 years as a management consultant across Europe, the U.S. and Latin America and has advised boards, CEOs and senior management of Fortune 1000 companies as well as several buyout funds on a broad range of strategic, operational, financial and organizational issues.

●Led Bain’s Private Equity Group activities in the Southern US region and was involved in its Investment Committee.

●Currently serves as a director of Lakeside Advisors Inc., a private equity firm registered with the SEC.

●Previously served as a director of Huron Inc. and CBI, Inc.

●Graduate of Ecole Supérieure des Sciences Economiques et Commerciales (ESSEC) in Paris.

Mr. Farhat was selected to serve on our Board due to his experience related to private equity, capital markets, transactional matters and post-acquisition oversight of operational performance at portfolio companies.

Tim Chang | 56 (Independent)
Director Since: 2021	Other Public Company Boards None Committees Compensation; Nominating and Governance
Background

●Has served as a partner at Musick Peeler & Garrett, LLP, a law firm in Los Angeles, California, since 2011.

●Has over 26 years of significant experience as a lawyer in private practice in the areas of corporate, commercial transactions, governance, real estate and nonprofit laws.

●Serves as an independent member of the board of directors of First Commercial Bank (USA); Hoyu Investment Co. Ltd., a private investment company; Hotai Shinyeh Co. Ltd., exclusive distributor of Daikin HVAC equipment in Taiwan; and Chang Yuan Motor Co. Ltd., exclusive distributor and general agent of Hino industrial motors in Taiwan; and a trustee of the Board of Trustees of the University of the West.

●Formerly served on the board of directors for Hotai Motor Co. Ltd., a TSE listed company and a distributor and general agent of Toyota and Lexus automobiles in China and Taiwan.

●Received his B.A. from the University of Southern California and J.D. from the University of the Pacific, McGeorge School of Law. Mr. Chang also possesses a Certificate in Corporate Governance from Tulane Law School

Mr. Chang was selected to serve on our Board due to his experience and background as a member of the board of directors of large-scale international corporations, including over a decade of experience in various industries, his experience representing clients in the waste, solar and renewable energy industries, and his knowledge of corporate and commercial transactions and governance.

Susan Lattmann | 54 (Independent)
Director Since: 2021	Other Public Company Boards Aterian, Inc. Committees None
Background

●Has served as Chief Financial Officer for The Row, an international privately held luxury apparel retailer, since August 2021.

●Previously, worked for Bed Bath & Beyond Inc. for more than 23 where she held several roles, including Chief Administrative Officer from May 2018 to December 2019; Chief Financial Officer and Treasurer from February 2014 to May 2018, and leading many areas including finance, merchandising operations, real estate, and information technology.

●Began professional career at Arthur Andersen LLP, and held progressive roles including Audit Manager during her tenure, auditing public and private companies in the consumer products, gaming and financial industries.

●Currently serves as a director on the board of directors of Aterian, Inc., a technology-enabled consumer products selling platform and is a member of the compensation committee and audit committee, as a director on the board and audit committee chair of Farmer Focus, a private organic and Humane Certified chicken company, and as a director on the board of ARCTRUST III, a private growth and income real estate investment trust.

●Received a B.S. in Business Administration, magna cum laude, from Bucknell University, is a member of the National Association of Corporate Directors, holds a Private Company Governance Certification from the Private Directors Association, and is a Certified Public Accountant.

Mrs. Lattmann was selected to serve on our Board due to her leadership experience and background, including as a senior executive of a large public company, her expertise in financial and accounting matters, and her experience on private and public company boards.

Mollie Fadule | 39 (Independent)
Director Since: 2021	Other Public Company Boards None Committees None
Background

●Has served as Chief Financial and Investment Officer at JPI, a developer, builder and investment manager, since 2021.

●Is also Founder and Partner of Cephas Partners, a private equity firm formed in 2012 that specializes in alternative investments with a primary focus on real estate opportunities.

●Prior to joining Cephas Partners in 2012, served as Vice President at Bank of America Merrill Lynch in the Real Estate Principal Investments group in New York, from May 2006 to December 2011.

●Since 2015 has invested in and advised multiple companies bringing new technologies to the real estate and construction industries.

●Previously served on the Global CREW Network Board, serving over 11,000 women in commercial real estate.

●Currently serves as a director on the boards of directors of private companies, including: Pallet, a Social Purpose Corporation focused on portable shelter systems, Green Canopy, an impact real estate development, fund management, and homebuilding company, and Urban Housing Ventures.

●Received a Bachelor’s degree in history and science from Harvard University.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act, requires our directors, officers, and persons that own more than 10 percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10 percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based on our review of the copies of such filings and based on written representations, we believe that all reports required to be filed pursuant to Section 16(a) of the Exchange Act with respect to the year ending December 31, 2021 were filed with the SEC on a timely basis, except for the following: one Form 4 for each of Landsea Holdings Corporation and Robert Miller, each relating to one transaction, and one Form 3 for each of Mollie Fadule and Susan Lattmann due to administrative difficulties. Each of these forms was subsequently filed with the SEC.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this Annual Report:

1. Exhibits

See exhibits listed under Part (b) below.

(b) Exhibits

Exhibit Number	Exhibit Description
2.1+	Merger Agreement, dated August 31, 2020, by and among LF Capital Acquisition Corp., LFCA Merger Sub, Inc., Landsea Homes Incorporated and Landsea Holdings Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 31, 2020).
3.1	Second Amended and Restated Certificate of Incorporation of Landsea Homes Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 13, 2021).
3.2	Second Amended and Restated Bylaws of Landsea Homes Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 13, 2021).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed with the SEC on February 24, 2020).
4.2	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K filed with the SEC on February 24, 2020).
4.3	Warrant Agreement, dated June 19, 2018, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K filed with the SEC on February 24, 2020).
4.4	First Amendment to the Warrant Agreement, dated January 7, 2021, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on January 13, 2021).
4.5	Description of the Registrant’s Securities (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2022).
10.1	Stockholder’s Agreement, by and between Landsea Homes Corporation and Landsea Holdings Corporation, dated January 7, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 13, 2021).
10.2	First Amendment to the Stockholder’s Agreement, dated December 21, 2021, by and between Landsea Homes Corporation and Landsea Holdings Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 27, 2021).
10.3	Trademark License Agreement, by and among Landsea Homes Corporation and certain of its subsidiaries set forth on Exhibit A thereto and Landsea Group Co., Ltd., dated January 7, 2021 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on January 13, 2021).
10.4	Credit Agreement, dated October 6, 2021, by and among Landsea Homes Corporation, as borrower, Western Alliance Bank as administrative agent, Western Alliance Bank and BofA Securities, Inc., as joint lead arrangers and joint bookrunners, and the lender parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 7, 2021).
10.5	First Amendment Agreement, dated November 30, 2021, by and among Landsea Homes Corporation, as borrower, the subsidiaries of Landsea Homes Corporation party thereto, Western Alliance Bank as administrative agent, Western Alliance Bank, and the lender parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 2, 2021).

10.6+	Membership Interest Purchase Agreement, dated January 18, 2022, by and among Landsea Homes Corporation, Landsea Homes of Florida LLC, SAM Building Partners, LLC and Edge Creek Ventures, LLC, as the sellers, and SWO Holdings Irrevocable Trust dated April 3, 2017, AJO Holdings Irrevocable Trust dated April 3, 2017, JMO Holdings Irrevocable Trust dated April 3, 2017, Stephen W. Orosz, Andrew J. Orosz, and J. Matthew Orosz. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 20, 2022).
10.7	Hanover Agreement, dated January 18, 2022, by and among Landsea Homes Corporation, Landsea Homes of Florida LLC, Hanover Land Company, LLC and the other seller parties thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 20, 2022).
10.8^	Letter Agreement, dated June 19, 2018, by and among the Company, each of its officers, directors, and Level Field Capital, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 25, 2018).
10.9^	Form of LF Capital Acquisition Corp. Director and Officer Indemnity Agreement, incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Company’s registration statement on Form S-1 filed with the SEC on June 13, 2018).
10.10^	Employment Agreement of John Ho, by and between Landsea Holdings Corporation and John Ho, dated August 31, 2020, and assigned to and assumed by Landsea Homes Corporation on January 7, 2021 (incorporated by reference to Annex O-1-1 to the Company’s Definitive Proxy Statement on Form DEF 14A filed with the SEC on November 23, 2020).
10.11^	Employment Agreement of Michael Forsum, by and between Landsea Holdings Corporation and Michael Forsum, dated August 31, 2020, and assigned to and assumed by Landsea Homes Corporation on January 7, 2021 (incorporated by reference to Annex O-2-1 to the Company’s Definitive Proxy Statement on Form DEF 14A filed with the SEC on November 23, 2020).
10.12^	Employment Agreement of Franco Tenerelli, by and between Landsea Holdings Corporation and Franco Tenerelli, dated August 31, 2020, and assigned to and assumed by Landsea Homes Corporation on January 7, 2021 (incorporated by reference to Annex O-3-1 to the Company’s Definitive Proxy Statement on Form DEF 14A filed with the SEC on November 23, 2020).
10.13^	Executive Employment Agreement by and between Christopher Porter and Landsea Homes Corporation, dated November 15, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 16, 2021).
10.14^	Form of Landsea Homes Corporation Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2021).
10.15^	Landsea Homes Corporation 2020 Stock Incentive Plan (incorporated by reference to Annex F to the Company’s Definitive Proxy Statement on Form DEF 14A filed with the SEC on November 23, 2020).
10.16^	Landsea Homes Corporation Executive Cash Incentive Plan, effective as of January 1, 2021. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2021).
10.17^	Form of Grant Notice for Restricted Stock Unit Award and Standard Terms and Conditions for Restricted Stock Units (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2021).
10.18^	Form of Grant Notice for Performance Share Unit Award and Standard Terms and Conditions for Performance Share Units (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2021).
10.19^	Form of Grant Notice for Restricted Stock Award (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2021).
10.20	Registration Rights Agreement, dated June 19, 2018, by and between the Company and Level Field Capital, LLC, James Erwin, Karen Wendel, Gregory P. Wilson, Multi-Strategy Master Fund Limited, BlackRock Credit Alpha Master Fund L.P and HC NCBR Fund (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 25, 2018).

10.21	Investor Representation Letter, dated January 7, 2021, by Landsea Holdings Corporation (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2021).
16.1	Letter from RSM US LLP addressed to the Securities and Exchange Commission, dated as of March 24, 2021 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 24, 2021).
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2022).
23.1	Consent of PricewaterhouseCoopers LLP (incorporated by reference to Exhibit 23.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2022).
31.1	Certification of John Ho, Chief Executive Officer of Landsea Homes Corporation, pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 31.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2022).
31.2	Certification of Chris Porter, Chief Financial Officer of Landsea Homes Corporation, pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 31.2 to the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2022).
31.3*	Certification of John Ho, Chief Executive Officer of Landsea Homes Corporation, pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.
31.4*	Certification of Chris Porter, Chief Financial Officer of Landsea Homes Corporation, pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.
32.1***	Certification of John Ho, Chief Executive Officer of Landsea Homes Corporation, pursuant to 18 U.S.C. Section 1350 (incorporated by reference to Exhibit 32.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2022).
32.2***	Certification of Chris Porter, Chief Financial Officer of Landsea Homes Corporation, pursuant to 18 U.S.C. Section 1350 (incorporated by reference to Exhibit 32.2 to the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2022).
101**	The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL: (i) Balance Sheets as of December 31, 2021 and 2020; (ii) Statements of Operations for the years ended December 31, 2021, 2020, and 2019, (iii) Statements of Equity for the years ended December 31, 2021, 2020, and 2019; (iv) Statements of Cash Flows for the years ended December 31, 2021, 2020, and 2019 and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document and included as Exhibit 101).

* Filed herewith.

** Previously filed with the Original Form 10-K

*** Previously furnished with the Original Form 10-K

^ Management contract or compensatory plan or arrangement.
+ Certain schedules to or portions of this Exhibit have been omitted in accordance with Item 601(b)(1) of Regulation S-K. The Company hereby agrees to furnish supplementally a copy of all omitted schedules to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Landsea Homes Corporation

Date: March 29, 2022	By:	/s/ John Ho
John Ho
Chief Executive Officer
(Principal Executive Officer)

Date: March 29, 2022	By:	/s/ Chris Porter
Chris Porter
Chief Financial Officer
(Principal Financial Officer)