Form 10-Q
period 2022-03-31
Landsea Homes Corp
filed 2022-05-05
CIK 1721386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR
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

As of May 3, 2022, 45,324,405 Class A common stock, par value $0.0001 per share, were outstanding.

Landsea Homes Corporation
Form 10-Q Index
For the Three Months Ended March 31, 2022

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Landsea Homes Corporation
Consolidated Balance Sheets - (Unaudited)
(in thousands, except share and per share amounts)

	March 31, 2022	December 31, 2021
Assets
Cash and cash equivalents	$76,858	$342,810
Cash held in escrow	8,349	4,079
Restricted cash	—	443
Real estate inventories (including related party interest of $6,108 and $7,509, respectively)	1,110,423	844,792
Due from affiliates	5,033	4,465
Investment in and advances to unconsolidated joint ventures (including related party interest of $35 and $70, respectively)	186	470
Goodwill	70,242	24,457
Other assets (including right-of-use assets with a related party of $1,827 and $2,010, respectively)	62,671	43,998
Total assets	$1,333,762	$1,265,514

Liabilities
Accounts payable	$75,212	$73,734
Accrued expenses and other liabilities (including lease liabilities with a related party of $1,827 and $2,010, respectively)	116,587	97,724
Due to affiliates	2,357	2,357
Warrant liability	14,740	9,185
Notes and other debts payable, net	494,386	461,117
Total liabilities	703,282	644,117

Commitments and contingencies

Equity
Stockholders' equity:
Preferred stock, $0.0001 par value, 50,000,000 shares authorized, none issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized, 46,485,156 issued and 46,047,328 outstanding as of March 31, 2022, 46,281,091 issued and outstanding as of December 31, 2021	5	5
Additional paid-in capital	531,367	535,345
Retained earnings	97,862	84,797
Total stockholders' equity	629,234	620,147
Noncontrolling interests	1,246	1,250
Total equity	630,480	621,397
Total liabilities and equity	$1,333,762	$1,265,514
See accompanying notes to the consolidated financial statements.

Landsea Homes Corporation
Consolidated Statements of Operations - (Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2022	2021
Revenue
Home sales	$297,966	$154,765
Lot sales and other (including to related parties of $1,086 and $0, respectively)	18,261	5,654
Total revenue	316,227	160,419

Cost of sales
Home sales (including related party interest of $1,517 and $2,902, respectively)	235,702	136,841
Lot sales and other (including cost of sales to related parties of $1,064 and $0, respectively)	15,371	4,780
Total cost of sales	251,073	141,621

Gross margin
Home sales	62,264	17,924
Lot sales and other	2,890	874
Total gross margin	65,154	18,798

Sales and marketing expenses	19,148	9,931
General and administrative expenses	22,586	14,986
Total operating expenses	41,734	24,917

Income (loss) from operations	23,420	(6,119)

Other income, net	264	(61)
Equity in net loss of unconsolidated joint ventures (including related party interest of $35 and $348, respectively)	(1)	(21)
Loss on remeasurement of warrant liability	(5,555)	(4,950)
Pretax income (loss)	18,128	(11,151)

Provision (benefit) for income taxes	5,067	(4,065)

Net income (loss)	13,061	(7,086)
Net loss attributable to noncontrolling interests	(4)	(12)
Net income (loss) attributable to Landsea Homes Corporation	$13,065	$(7,074)

Income (loss) per share:
Basic	$0.28	$(0.16)
Diluted	$0.28	$(0.16)

Weighted average common shares outstanding:
Basic	45,347,369	44,245,847
Diluted	45,508,556	44,245,847
See accompanying notes to the consolidated financial statements.

Landsea Homes Corporation
Consolidated Statements of Equity - (Unaudited)
(in thousands, except shares)

	Common Stock
	Shares	Amount	Additional paid-in capital	Retained earnings	Noncontrolling interests	Total stockholders' equity
Balance at December 31, 2021	46,281,091	$5	$535,345	$84,797	$1,250	$621,397
Shares issued under share-based awards	204,065	—	—	—	—	—
Cash paid for shares withheld for taxes	—	—	(672)	—	—	(672)
Stock-based compensation expense	—	—	518	—	—	518
Repurchase of common stock	(437,828)	—	(3,824)	—	—	(3,824)
Net income (loss)	—	—	—	13,065	(4)	13,061
Balance at March 31, 2022	46,047,328	$5	$531,367	$97,862	$1,246	$630,480

	Common Stock
	Shares	Amount	Additional paid-in capital	Retained earnings	Noncontrolling interests	Total stockholders' equity
Balance at December 31, 2020	1,000	$—	$496,174	$32,011	$1,301	$529,486
Retroactive application of recapitalization	32,556,303	3	(3)	—	—	—
Adjusted balance, beginning of period	32,557,303	$3	$496,171	$32,011	$1,301	$529,486
Recapitalization transaction, net of fees and deferred taxes	13,673,722	2	31,880	—	—	31,882
Stock-based compensation expense	—	—	2,376	—	—	2,376
Net income (loss)	—	—	—	(7,074)	(12)	(7,086)
Balance at March 31, 2021	46,231,025	$5	$530,427	$24,937	$1,289	$556,658

See accompanying notes to the consolidated financial statements.

Landsea Homes Corporation
Consolidated Statements of Cash Flows - (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2022	2021
	(dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$13,061	$(7,086)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	1,623	914
Loss on remeasurement of warrant liability	5,555	4,950
Stock-based compensation expense	518	2,376
Abandoned project costs	90	88
Equity in net loss (income) of unconsolidated joint ventures	1	21
Deferred taxes	(270)	116
Changes in operating assets and liabilities:
Cash held in escrow	(4,270)	7,480
Real estate inventories	(32,191)	(35,755)
Due from affiliates	(568)	(434)
Other assets	(16,152)	(4,539)
Accounts payable	(4,851)	4,583
Accrued expenses and other liabilities	5,313	(11,060)
Net cash used in operating activities	(32,141)	(38,346)

Cash flows from investing activities:
Purchases of property and equipment	(1,521)	(157)
Distributions of capital from unconsolidated joint ventures	283	4,149
Payments for business acquisition, net of cash acquired	(260,330)	—
Net cash (used in) provided by investing activities	(261,568)	3,992

Cash flows from financing activities:
Borrowings from notes and other debts payable	69,612	154,017
Repayments of notes and other debts payable	(37,715)	(100,062)
Proceeds from merger, net of fees and other costs	—	64,434
Cash paid for shares withheld for taxes	(672)	—
Repayment of convertible note	—	(1,500)
Repurchases of common stock	(3,824)	—
Deferred offering costs paid	—	(1,612)
Debt issuance costs paid	(87)	(235)
Net cash provided by financing activities	27,314	115,042

Net (decrease) increase in cash, cash equivalents, and restricted cash	(266,395)	80,688
Cash, cash equivalents, and restricted cash at beginning of period	343,253	110,048
Cash, cash equivalents, and restricted cash at end of period	$76,858	$190,736
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") and should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 16, 2022. The accompanying unaudited consolidated financial statements include all adjustments, consisting of normal recurring entries, necessary for the fair statement of our results for the interim periods presented. Results for the interim periods are not necessarily indicative of the results to be expected for the full year due to seasonal variations and other factors.
Use of Estimates—The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ materially from these estimates.
Recent Accounting Pronouncements
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

In October 2021, the FASB issued ASU 2021-08, which requires application of ASC 606, Revenue from Contracts with Customers, to recognize and measure contract assets and liabilities from contracts with customers acquired in a business combination. ASU 2021-08 creates an exception to the general recognition and measurement principle in ASC 805 and will result in recognition of contract assets and contract liabilities consistent with those recorded by the acquiree immediately before the acquisition date. The standard is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The adoption is not expected to have a material impact on the Company's consolidated financial statements.

Landsea Homes Corporation
Notes to Consolidated Financial Statements - (unaudited)
3.     Business Combinations
On January 18, 2022, the Company acquired 100% of Hanover Family Builders, LLC (“Hanover”), a Florida-based homebuilder, for an aggregate cash purchase price of $264.2 million. The aggregate purchase price included a pay-off of $69.3 million related to debt held by Hanover and a payment of $15.6 million for land related deposits. The total assets of Hanover included approximately 20 development projects and 3,800 lots in various stages of development. The determination of the final purchase accounting allocation related to the working capital calculations and resulting goodwill are in process as of the date the consolidated financial statements were issued.
In accordance with Accounting Standards Codification ("ASC") Topic 805, Business Combinations, the assets acquired and liabilities assumed from our acquisitions of Hanover were measured and recognized at fair value as of the date of the acquisitions to reflect the purchase price paid.
Acquired inventories consist of land, land deposits, and work in process inventories. For acquired land and land options, the Company typically utilizes, with the assistance of a third party appraiser, a sales comparison approach. For work in process inventories, the Company estimates the fair value based upon the stage of production of each unit and a gross margin that management believes a market participant would require to complete the remaining development and requisite selling efforts. On the acquisition date, the stage of production for each lot ranged from recently started lots to fully completed homes. The intangible asset acquired relates to the Hanover trade name, which is estimated to have a fair value of $1.6 million and is being amortized over one year. Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed and relates primarily to the assembled workforce and business synergies. Goodwill of $45.8 million was recorded on the consolidated balance sheets as a result of this transaction and is expected to be deductible for tax purposes over 15 years. The acquired goodwill is included in the Florida reporting segment in Note 12, Segment Reporting. The Company incurred transaction related costs of $0.6 million related to the Hanover acquisition during the three months ended March 31, 2022.
The Company's results of operations include homebuilding revenues from the Hanover acquisition of $78.4 million for the three months ended March 31, 2022. The accompanying consolidated statement of operations before tax also includes income of $0.1 million during the three months ended March 31, 2022, inclusive of purchase price accounting and an allocation of corporate general and administrative expenses.
The following is a summary of the allocation of the purchase price based on the fair value of assets acquired and liabilities assumed (dollars in thousands).

Assets Acquired
Cash	$3,857
Real estate inventories	232,071
Goodwill	45,785
Trade name	1,590
Other assets	378
Total assets	$283,681

Liabilities Assumed
Accounts payable	$6,329
Accrued expenses	13,165
Total liabilities	19,494
Net assets acquired	$264,187
On May 4, 2021, the Company acquired 100% of Mercedes Premier Homes, LLC (also known as Vintage Estate Homes, LLC, or “Vintage”), a Florida- and Texas-based homebuilder, for cash consideration of approximately $54.6 million. In addition, we assumed $32.1 million of debt, of which we paid down $3.8 million in connection with the acquisition. Total assets included approximately 20 development projects and 1,800 lots in various stages of development. The intangible asset acquired relates to the Vintage trade name, which is estimated to have a fair value of $1.6 million and is being amortized over one year. Goodwill of $3.8 million was recorded on the consolidated

Landsea Homes Corporation
Notes to Consolidated Financial Statements - (unaudited)
balance sheets as a result of this transaction and is expected to be deductible for tax purposes over 15 years. The acquired goodwill is included in the Florida reporting segment. The Company incurred transaction costs less than $0.1 million related to the Vintage acquisition during the three months ended March 31, 2021.
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
Unaudited Pro Forma Financial Information
Unaudited pro forma revenue and net income (loss) for the following periods presented give effect to the results of the acquisitions of Hanover and Vintage as though the respective acquisition dates were as of January 1, 2021 and January 1, 2020, the beginning of the year preceding the respective acquisitions. Unaudited pro forma net income (loss) adjusts the operating results of Hanover and Vintage to reflect the additional costs that would have been recorded assuming the fair value adjustments had been applied as of the beginning of the year preceding the year of acquisition including the tax-effected amortization of the acquired trade name and transaction related costs.

	Three Months Ended March 31,
	2022	2021
	(dollars in thousands)
Revenue	$321,336	$252,305

Pretax income (loss)	36,553	(23,278)
Provision (benefit) for income taxes	10,217	(8,486)
Net income (loss)	$26,336	$(14,792)
4.     Real Estate Inventories
Real estate inventories are summarized as follows:

	March 31, 2022	December 31, 2021
	(dollars in thousands)
Deposits and pre-acquisition costs	$106,155	$65,724
Land held and land under development	270,074	243,310
Homes completed or under construction	720,475	526,950
Model homes	13,719	8,808
Total real estate inventory	$1,110,423	$844,792
Deposits and pre-acquisition costs include land deposits and other due diligence costs related to potential land acquisitions. Land held and land under development includes costs incurred during site development such as

Landsea Homes Corporation
Notes to Consolidated Financial Statements - (unaudited)
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
For the three months ended March 31, 2022 and 2021 the Company did not recognize any real estate inventory impairments.
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
For the periods reported, interest incurred, capitalized, and expensed was as follows:

	Three Months Ended March 31,
	2022	2021
	(dollars in thousands)
Related party interest incurred	$116	$—
Other interest incurred	7,135	5,106
Total interest incurred	7,251	5,106

Related party interest capitalized	116	—
Other interest capitalized	7,135	5,106
Total interest capitalized	7,251	5,106

Previously capitalized related party interest included in cost of sales	$1,517	$2,902
Previously capitalized other interest included in cost of sales	4,872	4,165
Related party interest relieved to equity in loss from unconsolidated joint ventures	35	348
Other interest relieved to equity in loss from unconsolidated joint ventures	—	5
Other interest expensed	—	11
Total interest expense included in pretax income (loss)	$6,424	$7,431

Landsea Homes Corporation
Notes to Consolidated Financial Statements - (unaudited)
6.    Other Assets
Other assets consist of the following:

	March 31, 2022	December 31, 2021
	(dollars in thousands)
Deferred tax asset, net	$7,540	$7,270
Property and equipment, net	7,538	6,601
Right-of-use asset	11,949	12,593
Contract assets	17,530	6,133
Prepaid income taxes	645	645
Intangible asset, net	1,526	910
Prepaid expenses	7,483	5,309
Other	8,460	4,537
Total other assets	$62,671	$43,998

As of March 31, 2022 and December 31, 2021, the Company had contract assets of $17.5 million and $6.1 million, respectively, related to lot sales and other revenue. The contract asset balance represents cash to be received for work already performed on lot sale and other contracts. The amount of the transaction price for lot sales and other contracts allocated to performance obligations that were unsatisfied, or partially unsatisfied, as of March 31, 2022 and December 31, 2021 was $46.1 million and $63.9 million, respectively. As of March 31, 2022 and December 31, 2021, the Company had $1.1 million and $4.0 million deferred revenue, respectively, related to lot sales and other revenue. The Company recognizes these amounts as development progresses and the related performance obligations are completed. The Company recognized $3.0 million of lot sales and other revenue during the three months ended March 31, 2022 related to the deferred revenue balance as of December 31, 2021.

7.     Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following:

	March 31, 2022	December 31, 2021
	(dollars in thousands)
Land development and home construction accrual	$24,560	$22,082
Warranty accrual	16,757	15,692
Accrued compensation and benefits	9,042	14,913
Lease liabilities	12,547	13,190
Sales tax payable	1,740	2,885
Income tax payable	17,406	12,079
Interest payable	3,220	2,494
Deferred revenue	1,075	3,969
Homebuyer deposits	24,439	7,825
Other deposits and liabilities	5,801	2,595
Total accrued expenses and other liabilities	$116,587	$97,724

Landsea Homes Corporation
Notes to Consolidated Financial Statements - (unaudited)
Estimated future direct warranty costs are accrued and charged to cost of sales in the period when the related homebuilding revenues are recognized. Changes in the Company’s warranty accrual are detailed in the table below:

	Three Months Ended March 31,
	2022	2021
	(dollars in thousands)
Beginning warranty accrual	$15,692	$11,730
Warranty provision	1,601	917
Warranty payments	(536)	(627)
Ending warranty accrual	$16,757	$12,020

8.     Notes and Other Debts Payable, net
Amounts outstanding under notes and other debts payable, net consist of the following:

	March 31, 2022	December 31, 2021
	(dollars in thousands)
Construction loan	$82,514	$82,617
Line of credit facilities	422,300	390,300
Notes Payable	504,814	472,917
Deferred loan costs	(10,428)	(11,800)
Notes and other debts payable, net	$494,386	$461,117
In October 2021, the Company entered into a line of credit agreement (the "Credit Agreement"). The Credit Agreement provides for a senior unsecured borrowing of up to $585 million as of March 31, 2022. The Company may increase the borrowing amount up to $850.0 million, under certain conditions. Borrowings under the Credit Agreement bear interest at LIBOR plus 3.25% or Prime Rate plus 2.75%. The interest rate includes a floor of 3.75%. As of March 31, 2022, the interest rate on the loan was 3.75%. The Credit Agreement matures in October 2024. The Credit Agreement includes terms to replace LIBOR upon its ultimate sunset with Ameribor.
In addition, the Company has one project-specific construction loan. The loan has a variable interest rate of LIBOR plus 6.50% with a floor of 8.25%. As of March 31, 2022, the interest rate on the loan was 8.25%. The construction loan matures in September 2022. Subsequent to March 31, 2022, in April 2022 the construction loan was repaid in full with proceeds from borrowings under the Credit Agreement.
The Company's loans have certain financial covenants, such as requirements for the Company to maintain a minimum liquidity balance, minimum tangible net worth, and leverage and interest coverage ratios. The Company's loans are collateralized by the assets of the Company and contain various representations, warranties, and covenants that are customary for these types of agreements. As of March 31, 2022, the Company was in compliance with all financial loan agreement covenants.
The aggregate maturities of the principal balances of the notes and other debts payable during the five years subsequent to March 31, 2022 are as follows (dollars in thousands):

2022	$82,514
2023	—
2024	422,300
2025	—
2026	—
Thereafter	—
$504,814

Landsea Homes Corporation
Notes to Consolidated Financial Statements - (unaudited)
9.    Commitments and Contingencies
Legal—The Company is currently involved in various legal actions and proceedings that arise from time to time and may be subject to similar or other legal and/or regulatory actions in the future. The Company is currently unable to estimate the likelihood of an unfavorable result in any such proceeding that could have a material adverse effect on our results of operations, financial position, or liquidity.
The Company’s insurance companies agreed in the fourth quarter of 2021 to fund $14.9 million to cover the Company's portion of a settlement resolving litigation involving a wrongful death caused by a former employee. The insurers have reserved the right to later file a claim seeking recovery for some or all of the amounts paid in connection with the settlement of the case. At this time, the Company is not able to estimate the likelihood or timing of such a suit.
Performance Obligations—In the ordinary course of business, and as part of the entitlement and development process, the Company’s subsidiaries are required to provide performance bonds to assure completion of certain public facilities. The Company had $177.1 million and $94.7 million of performance bonds outstanding as of March 31, 2022 and December 31, 2021, respectively.
Operating Leases—The Company has various operating leases, most of which relate to office facilities. Future minimum payments under the noncancelable operating leases in effect at March 31, 2022 were as follows (dollars in thousands):

2022	$3,738
2023	3,651
2024	2,494
2025	1,534
2026	1,241
Thereafter	996
Total lease payments	13,654
Less: Discount	(1,107)
Present value of lease liabilities	$12,547
During December 2021 the Company sold model homes and immediately leased these models back for up to two years. The Company recognized lot sales and other revenue of $1.1 million during the three months ended March 31, 2022. Corresponding lot and other cost of sales of $1.1 million were also recognized during the same period. All of the leases from the sale-leasebacks are accounted for as operating leases, and are now reflected as part of the Company’s right-of-use assets and lease liabilities in the accompanying consolidated balance sheets. Certain of these sales were to a related party, refer to Note 10 - Related Party Transactions for further detail.
Operating lease expense for the three months ended March 31, 2022 was $0.5 million, and is included in general and administrative expense on the consolidated statements of operations. For the three months ended March 31, 2021 operating lease expense was $0.4 million.
The Company primarily enters into operating leases for the right to use office space, model homes, and computer and office equipment, which have remaining lease terms that range from 1 to 7 years and often include one or more options to renew. The weighted average remaining lease term as of March 31, 2022 and December 31, 2021 was 3.9 and 4.1 years, respectively. Renewal terms are included in the lease term when it is reasonably certain the option will be exercised.
The Company established a right-of-use asset and a lease liability based on the present value of future minimum lease payments at the commencement date of the lease, or, if subsequently modified, the date of modification for active leases. As the rate implicit in each lease is not readily determinable, the Company's incremental borrowing rate is used in determining the present value of future minimum payments as of the commencement date. The weighted average rate as of March 31, 2022 was 3.8%. Lease components and non-lease components are accounted

Landsea Homes Corporation
Notes to Consolidated Financial Statements - (unaudited)
for as a single lease component. As of March 31, 2022, the Company had $11.9 million and $12.5 million recognized as a right-of-use asset and lease liability, respectively, which are presented on the consolidated balance sheets within other assets and accrued expenses and other liabilities, respectively. As of December 31, 2021, the Company had $12.6 million and $13.2 million recognized as a right-of-use asset and lease liability, respectively.
10.    Related Party Transactions
Following the Merger, the Company continues to pay for certain costs on behalf of its former parent and current majority shareholder as the two companies' respective processes are separated. The Company records a due from affiliate balance for all such payments. As of March 31, 2022 and December 31, 2021, the Company had a net receivable due from affiliates balance of $2.7 million and $2.1 million, respectively.
In July 2021, the Company entered into a landbank agreement for a project in its California segment with a related party. The Company will make regular payments to the related party based on an annualized rate of 7% of the undeveloped land costs while the land is developed and will purchase the lots at a predetermined price of $28.9 million at the Company's discretion. The total amount of interest payments made during the three months ended March 31, 2022 is $0.3 million. During the three months ended March 31, 2022 payments of $0.9 million have been made to purchase developed lots from the related party.
The Company sold model homes to a related party for total consideration of $15.2 million in December 2021. The Company recognized lot sales and other revenue of $1.1 million during the three months ended March 31, 2022. Corresponding lot and other cost of sales of $1.1 million were also recognized during the same period. As part of this transaction, the Company leased these models back. The total amount of rent payments made during the three months ended March 31, 2022 is $0.2 million. The right-of-use asset and lease liability balances associated with these leases was $1.8 million and $1.8 million, respectively, as of March 31, 2022 and $2.0 million and $2.0 million, respectively, as of December 31, 2021.
In connection with the Merger in January 2021, we transferred a deferred tax asset ("DTA") to Landsea Holdings, our majority shareholder, of $12.1 million. The DTA represented the deferred tax on interest expensed through Cost of Sales from a related party loan that remained with Landsea Holdings after the Merger.

11.    Income Taxes
The effective tax rate of the Company was 28.0% for the three months ended March 31, 2022 with an effective tax rate of 36.5% for the three months ended March 31, 2021. The difference between the statutory tax rate and the effective tax rate for the three months ended March 31, 2022 is primarily related to state income taxes net of federal income tax benefits, estimated deduction limitations for executive compensation, and warrant fair market value adjustments. The difference between the statutory tax rate and the effective tax rate for the three months ended March 31, 2021 is primarily related to state income taxes net of federal income tax benefits, estimated deduction limitations for executive compensation, warrant fair market value adjustments, and tax credits for energy efficient homes.
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
12. Segment Reporting

The Company is engaged in the acquisition, development, and sale of homes and lots in multiple states across the country. The Company is managed by geographic location and each of the five geographic regions targets a wide range of buyer profiles including: first time, move-up, and luxury homebuyers.

Landsea Homes Corporation
Notes to Consolidated Financial Statements - (unaudited)
Management of the five geographic regions report to the Company's chief operating decision makers (“CODMs”), the Chief Executive Officer and Chief Operating Officer of the Company. The CODMs review the results of operations, including total revenue and pretax income (loss) to assess profitability and to allocate resources. Accordingly, the Company has presented its operations as the following five reportable segments:

•Arizona
•California
•Florida
•Metro New York
•Texas
The Company has also identified the Corporate operations as a non-operating segment, as it serves to support the homebuilding operations through functional departments such as executive, finance, treasury, human resources, accounting, and legal. The majority of the corporate personnel and resources are primarily dedicated to activities relating to the operations and are allocated based on each segment's respective percentage of assets, revenue, and dedicated personnel.

The following table summarizes total revenue and income before income tax expense by segment:

	Three Months Ended March 31,
	2022	2021
	(dollars in thousands)
Revenue
Arizona	$75,205	$65,326
California	116,638	95,093
Florida	107,192	—
Metro New York	7,700	—
Texas	9,492	—
Total revenue	$316,227	$160,419

Pretax income (loss)
Arizona	$5,142	$1,433
California	25,337	(159)
Florida	72	—
Metro New York	(542)	(831)
Texas	(14)	—
Corporate	(11,867)	(11,594)
Total pretax income (loss)	$18,128	$(11,151)

The following table summarizes total assets by segment:

	March 31, 2022	December 31, 2021
	(dollars in thousands)
Assets
Arizona	$331,960	$360,598
California	391,675	400,292
Florida	406,611	102,158
Metro New York	127,310	124,962
Texas	36,907	35,984
Corporate	39,299	241,520
Total assets	$1,333,762	$1,265,514

Landsea Homes Corporation
Notes to Consolidated Financial Statements - (unaudited)
As of March 31, 2022, goodwill of $20.7 million and $49.5 million were allocated to the Arizona and Florida segments, respectively. As of December 31, 2021, goodwill of $20.7 million and $3.8 million was allocated to the Arizona and Florida segment, respectively.

13. Fair Value

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

The following table presents carrying values and estimated fair values of financial instruments:

		March 31, 2022		December 31, 2021
	Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
		(dollars in thousands)
Liabilities:
Construction loan (1)	Level 2	$82,514	$82,514	$82,617	$82,617
Line of credit facilities (1)	Level 2	$422,300	$422,300	$390,300	$390,300
Warrant liability	Level 3	$14,740	$14,740	$9,185	$9,185
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

The Private Placement Warrants are measured at fair value on a recurring basis using a Black-Scholes option pricing model. The significant unobservable input as of March 31, 2022 and 2021 was the volatility rate implied from the public warrants, which are exchanged on an open market, of 50.6% and 42.2%, respectively.

Landsea Homes Corporation
Notes to Consolidated Financial Statements - (unaudited)
The following table reconciles the beginning and ending balances for the Level 3 recurring fair value measurements during the periods presented:

	Three Months Ended March 31,
	2022	2021
Warrant liability	(dollars in thousands)
Beginning balance(1)	$9,185	$11,275
Changes in fair value	5,555	4,950
Ending balance	$14,740	$16,225
(1)     The beginning balance for the period ended March 31, 2021 represents the balance as of January 7, 2021, the Closing Date of the Merger.

14. Stock-Based Compensation

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

The Company adopted the Landsea Homes Corporation 2020 Stock Incentive Plan (the "Plan") which provides for the grant of options, stock appreciation rights, restricted stock units ("RSUs"), and restricted stock, any of which may be performance-based, as determined by the Company's Compensation Committee. The Company reserved a total of 6.0 million shares of our common stock for issuance under the Plan. As of March 31, 2022, approximately 4.4 million shares of common stock remained available for issuance under the Plan.

The Company granted long term performance share unit awards (“PSUs”) to certain executives under the Plan. The PSUs are earned based upon the Company’s performance over three years, measured by adjusted earnings per share ("EPS") over fiscal years 2021, 2022 and 2023 (the "Performance Periods"). Each award is conditioned upon the Company achieving adjusted EPS targets over the Performance Periods. Target awards of 100% will be earned if the Company’s adjusted EPS meets set thresholds in each of the Performance Periods ("Target Goals"). If adjusted EPS is below or above the target thresholds by defined amounts, an award may be earned in a range between 50%-200% of the Target Goals. In March 2022, the 2021 PSU tranche vested at 200% and 136,170 shares of common stock vested.

Landsea Homes Corporation
Notes to Consolidated Financial Statements - (unaudited)
The following table presents a summary of the Company’s nonvested PSUs and RSUs for the three months ended March 31, 2022:

	Awards	Weighted Average Grant Date Fair Value
	(in thousands, except fair value amounts)
Outstanding, at December 31, 2021	768	$9.43
Granted	—	—
Vested	(165)	8.91
Forfeited	—	—
Outstanding, at March 31, 2022	603	$9.58

Most awards vest ratably over three years; however, some have been granted with different vesting schedules. The Company records actual forfeitures related to unvested awards upon employee terminations.

The Company granted 0.7 million stock options during the three months ended March 31, 2022 with a weighted-average exercise price of $8.82 per share. The weighted-average grant date fair value of stock options granted during the three months ended March 31, 2022 was $4.38 per share. The aggregate intrinsic value of options at March 31, 2022 is $0 based on the Company's stock price of $8.55 per share. The stock options generally vest ratably over three years.

Stock-based compensation expense related to our RSUs, PSUs, and stock options of $0.5 million and $2.4 million is included in general and administrative expenses on our consolidated statements of operations during the three months ended March 31, 2022 and 2021, respectively.

A summary of our outstanding RSUs and PSUs, assuming current estimated level of performance achievement, are as follows (in thousands, except years):

March 31, 2022
(in thousands, except period)
Unvested units	603
Remaining cost on unvested units	$4,625
Remaining vesting period	2.96 years

Stock-based compensation expense associated with the outstanding RSUs and PSUs is measured using the grant date fair value. The expense associated with the PSUs also incorporates the estimated achievement of the established performance criteria at the end of each reporting period until the performance period ends.

15. Stockholders' Equity

The Company’s authorized capital stock consists of 500.0 million shares of common stock with a par value of $0.0001 per share, and 50.0 million shares of preferred stock with a par value of $0.0001 per share. As of March 31, 2022, there were 46.5 million shares of common stock issued and 46.0 million outstanding, and no shares of preferred stock issued or outstanding.

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

Landsea Homes Corporation
Notes to Consolidated Financial Statements - (unaudited)
In January 2022, the Board of Directors authorized a stock repurchase program. The program allows for the repurchase of up to $10.0 million worth of common stock, inclusive of associated fess, so long as the purchase price per share does not exceed $15.00 per share. The authorization to effect stock repurchases expires June 30, 2022. During the three months ended March 31, 2022, we repurchased 437,828 shares of common stock for a total of $3.8 million which was recorded as a reduction to additional paid-in capital. The maximum amount available to be repurchased under the stock repurchase program as of March 31, 2022 was $6.2 million.

Subsequent to March 31, 2022, in April 2022, the Board of Directors authorized an extension of our stock repurchase program for the repurchase of an additional $10.0 million worth of common stock which expires December 31, 2022.

As of March 31, 2022 there were 21,025,000 outstanding Warrants, consisting of 15,525,000 public warrants and 5,500,000 Private Placement Warrants. At the time of the Merger, the Warrant Agreement was amended so that each public warrant is exercisable at $1.15 into one tenth of a share of common stock. As part of the amendment, each holder of the public warrants received $1.85 for a total of $28.7 million paid by the Company upon closing of the Merger. Each Private Placement Warrant is exercisable at $11.50 into one share of common stock. The Warrants will expire five years after the completion of the Merger or earlier upon redemption or liquidation.

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

Landsea Homes Corporation
Notes to Consolidated Financial Statements - (unaudited)
16. Earnings Per Share

The following table sets forth the computation of basic and diluted EPS for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(dollars in thousands, except share and per share amounts)
Numerator
Net income (loss) attributable to Landsea Homes Corporation	$13,065	$(7,074)
Less: undistributed earnings allocated to participating shares	(289)	147
Net income (loss) attributable to common stockholders	$12,776	$(6,927)

Denominator
Weighted average common shares outstanding - basic	46,347,369	45,167,513
Adjustment for weighted average participating shares outstanding	(1,000,000)	(922,222)
Adjustment for weighted average shares vested but awaiting issuance	—	556
Adjusted weighted average common shares outstanding under two class method - basic	45,347,369	44,245,847
Dilutive effect of warrants	—	—
Dilutive effect of share-based awards	161,187	—
Adjusted weighted average common shares outstanding under two class method - diluted	45,508,556	44,245,847

Earnings per share
Basic	$0.28	$(0.16)
Diluted	$0.28	$(0.16)

Warrants are excluded from the calculation of diluted EPS as they are antidilutive. We excluded 7.1 million common stock unit equivalents from our diluted EPS during the three months ended March 31, 2022 and 2021.
17.    Supplemental Disclosures of Cash Flow Information
The following table presents certain supplemental cash flow information:

	Three Months Ended March 31,
	2022	2021
	(dollars in thousands)
Supplemental disclosures of cash flow information
Interest paid, net of amounts capitalized	$—	$11
Income taxes paid	$—	$2

Supplemental disclosures of non-cash investing and financing activities
Amortization of deferred financing costs capitalized to inventory	$1,459	$951
Right-of-use assets obtained in exchange for operating lease liabilities for new or modified operating leases	$385	$—
Transfer of deferred tax asset to Landsea Holdings	$—	$12,119
Conversion of deferred offering costs to additional paid-in-capital	$—	$9,229

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with and is qualified in its entirety by the consolidated financial statements and notes thereto included elsewhere in this document. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements. Factors that may cause such a difference include, but are not limited to, those discussed in the section entitled “Risk Factors” of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2022. This section discusses certain items in the three month periods ended March 31, 2022 and 2021 and year-to-year comparisons between those periods.

Consolidated Financial Data

The following table summarizes our unaudited results of operations for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
	2022	2021
	(dollars in thousands, except per share amounts)
Revenue
Home sales	$297,966	$154,765
Lot sales and other	18,261	5,654
Total revenue	316,227	160,419

Cost of sales
Home sales	235,702	136,841
Inventory impairments	—	—
Lot sales and other	15,371	4,780
Total cost of sales	251,073	141,621

Gross margin
Home sales	62,264	17,924
Lot sales and other	2,890	874
Total gross margin	65,154	18,798

Sales and marketing expenses	19,148	9,931
General and administrative expenses	22,586	14,986
Total operating expenses	41,734	24,917

Income (loss) from operations	23,420	(6,119)

Other income, net	264	(61)
Equity in net loss of unconsolidated joint ventures	(1)	(21)
Loss on remeasurement of warrant liability	(5,555)	(4,950)
Pretax income (loss)	18,128	(11,151)

Provision (benefit) for income taxes	5,067	(4,065)

Net income (loss)	13,061	(7,086)
Net loss attributable to noncontrolling interests	(4)	(12)
Net income (loss) attributable to Landsea Homes Corporation	$13,065	$(7,074)

Income (loss) per share:
Basic	$0.28	$(0.16)
Diluted	$0.28	$(0.16)

Weighted average common shares outstanding:
Basic	45,347,369	44,245,847
Diluted	45,508,556	44,245,847

Business Overview

Driven by a commitment to sustainability, Landsea Homes Corporation ("LHC") designs and builds homes and communities in Arizona, California, Florida, Metro New York, and Texas. We create inspired spaces for modern living and feature homes and communities in vibrant, prime locations which connect seamlessly with their surroundings and enhance the local lifestyle for living, working, and playing. The defining principle, “Live in Your Element®,” creates the foundation for our customers to live where they want to live, how they want to live – in a home created especially for them.

The Company's operations are engaged in the acquisition, development, and sale of homes and lots in the states of Arizona, California, Florida, New Jersey, New York, and Texas. The Company's operations are organized into five reportable segments: Arizona, California, Florida, Metro New York, and Texas. The Company builds and sells an extensive range of home types across a variety of price points but we focus our efforts on the first-time homebuyer. Our Corporate operations are a non-operating segment that supports our homebuilding operations by providing executive, finance, treasury, human resources, accounting and legal services.

With the lifting of restrictions in 2021 related to the COVID-19 pandemic, we also saw significant increases in demand across our markets. We believe the increase in demand has been fueled by historically low interest rates on mortgage loans and a general tightening supply of homes for sale. Recent increases in interest rates may put downward pressure on demand and increase our financing costs, however, the current overall macroeconomic effects have allowed us to increase prices and derive additional revenue from our home deliveries. We frequently see increased revenues partially offset by higher costs associated with labor and supply shortages. In certain markets we have seen our construction cycle lengthen primarily due to supply chain constraints and in those markets we have slowed our home sales pace to more closely align with our production level. Based on the current availability of labor and materials, the stage of completion of our current homes in inventory, and production schedules, we expect to continue restricting the pace of our sales orders in some of our communities in the near term. We continue to monitor inflation and interest rate macroeconomic and geopolitical actions

The Company continues to capitalize on opportunities to shift inventory and product to more affordable offerings through our recent growth in Florida and Texas through acquisitions. During May 2021, we completed the acquisition of Vintage Estate Homes ("Vintage"), a Florida- and Texas-based homebuilder. The Vintage acquisition added the Florida and Texas reportable segments. During January 2022, we acquired 100% of Hanover Family Builders, LLC ("Hanover"), a Florida-based homebuilder for an aggregate cash purchase price of $264.2 million. The Hanover acquisition increases our presence in Florida with a backlog of 522 units valued at $228.1 million as of the acquisition date. These acquisitions fit with and continue to advance our overall business strategy by expanding into new geographic and diverse markets.

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

Summary Results of Operations

For the three months ended March 31, 2022, home sales revenue increased 93% to $298.0 million from $154.8 million and home deliveries increased 83% to 552 units from 301 units as compared to the same period in the prior year. The increase in home deliveries and home sales revenue year-over-year is derived primarily from our Florida segment due to the recent acquisitions in that segment. We had 201 home deliveries generating revenue of $78.4 million from our Hanover acquisition. In addition, both our Arizona and California segments have seen significant demand and price appreciation. This resulted in the average selling price ("ASP") to rise 32% and 13% in those two segments, respectively, during the three months ended March 31, 2022 compared to the same prior year period.

We remain focused on growth and view our leverage ratios as a key factor in allowing us to expand. Even as the Company has grown organically and through acquisitions in recent years, we remain in a position to act on our strategy and to be opportunistic about acquisitions and other growth opportunities. Our debt-to-capital ratio increased to 44.0% as of March 31, 2022 compared to 42.6% as of December 31, 2021. We believe the strength of our balance sheet and operating platform have positioned us well to continue to execute our growth strategy.

We anticipate the homebuilding markets in each of our operating segments to be tied to both the local economy and the macro-economic environment. Accordingly, net orders, home deliveries, and ASPs in future years could be negatively affected by economic conditions, such as rising interest rates, decreases in employment and median household incomes, as well as decreases in household formations and increasing supply of inventories. Shortages in labor or materials could also significantly increase costs, reduce gross margins, and lower our overall profitability. During 2021 and into the first quarter of 2022, we experienced increases in our production cycle times due to labor and material shortages that have caused us to reduce our absorption rate in certain markets, mainly in our Arizona segment. Additionally, the results could be impacted by a decrease in home affordability as a result of price appreciation, increases in mortgage interest rates, or tightening of mortgage lending standards.

Net New Home Orders, Dollar Value of Orders, and Monthly Absorption Rates

Changes in the dollar value of net new orders are impacted by changes in the number of net new orders and the ASP of those homes. Monthly Absorption Rate is calculated as total net new orders per period, divided by the average active communities during the period, divided by the number of months per period.

	Three Months Ended March 31,
	2022				2021				% Change
	Homes	Dollar Value	ASP	Monthly Absorption Rate	Homes	Dollar Value	ASP	Monthly Absorption Rate	Homes	Dollar Value	ASP	Monthly Absorption Rate
	(dollars in thousands)
Arizona	139	$74,061	$533	4.6	283	$105,718	$374	6.3	(51%)	(30%)	43%	(27%)
California	174	162,175	932	5.0	143	152,386	1,066	4.0	22%	6%	(13)%	25%
Florida	307	139,364	454	3.6	—	—	N/A	—	N/A	N/A	N/A	N/A
Metro New York	13	34,316	2,640	4.3	—	—	N/A	—	N/A	N/A	N/A	N/A
Texas	4	4,182	1,046	0.4	—	—	N/A	—	N/A	N/A	N/A	N/A
Total	637	$414,098	$650	3.9	426	$258,104	$606	5.3	50%	60%	7%	(26%)

For the three months ended March 31, 2022, the decrease in net new orders and dollar value in Arizona is primarily due to intentional delays in our sales process. We are experiencing constraints in our production processes due to labor and material shortages for homes currently under construction and that has extended our production cycle. We expect such delays are likely to continue in the short-term. The decrease in the dollar value of net new home orders in Arizona was partially offset by a 43% increase in ASP during the three months ended March 31, 2022, compared to the same period in 2021. This is primarily due to price appreciation in the Arizona market and a larger number of homes in communities with higher-end products.

For the three months ended March 31, 2022, the increase in net new orders in California was primarily due to an increase in the monthly absorption rate, which was driven by entry-level communities with a lower ASP that sold at a much faster pace.

The Company began operations in the Florida and Texas segments in May 2021 following the acquisition of Vintage and we expanded our Florida operations with the acquisition of Hanover in January 2022.

The Metro New York segment began selling homes during the second quarter of 2021 and continued during the three months ended March 31, 2022 at its one active community.

Average Selling Communities

Average Selling Communities is the sum of communities actively selling homes each month, divided by the total months in the calculation period.

	Three Months Ended March 31,
	2022	% Change	2021
Arizona	10.0	(33%)	15.0
California	11.7	(3%)	12.0
Florida	28.7	N/A	—
Metro New York	1.0	N/A	—
Texas	3.0	N/A	—
Total	54.4	101%	27.0

Home Deliveries and Home Sales Revenue

Changes in home sales revenue are the result of changes in the number of homes delivered and the ASP of those delivered homes. Commentary on significant changes for each of the segments in these metrics is provided below.

	Three Months Ended March 31,
	2022			2021			% Change
	Homes	Dollar Value	ASP	Homes	Dollar Value	ASP	Homes	Dollar Value	ASP
	(dollars in thousands)
Arizona	143	$62,015	$434	182	$59,672	$328	(21%)	4%	32%
California	128	115,552	903	119	95,093	799	8%	22%	13%
Florida	271	106,541	393	—	—	N/A	N/A	N/A	N/A
Metro New York	4	7,700	1,925	—	—	N/A	N/A	N/A	N/A
Texas	6	6,158	1,026	—	—	N/A	N/A	N/A	N/A
Total	552	$297,966	$540	301	$154,765	$514	83%	93%	5%

Our Arizona segment delivered 143 homes and generated $62.0 million in home sales revenue for the three months ended March 31, 2022. The decrease in home closings compared to the same periods in 2021 was primarily attributable to production delays, which was offset by an increase in ASP of 32% for the three months ended March 31, 2022 over the same period in 2021. The increase was primarily due to price appreciation in the Arizona market and a larger number of homes delivered in communities with higher-end products.

Our California segment delivered 128 homes and generated $115.6 million in home sales revenue for the three months ended March 31, 2022, an increase of 8% and 22%, respectively, compared to the corresponding period in 2021. These increases were the result of strengthening market conditions, including strong demand and rising prices in the current period.

The Company began operations in the Florida and Texas segments in May 2021 following the acquisition of Vintage and we expanded our Florida operations with the acquisition of Hanover in January 2022.

The Metro New York segment delivered its first homes during the three months ended March 31, 2022. The higher price point of the segment generates a significantly higher ASP than our other offerings. As of March 31, 2022 there are 46 remaining units in the currently selling project in Metro New York.

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

	Three Months Ended March 31,
	2022	%	2021	%
	(dollars in thousands)
Home sales revenue	$297,966	100.0%	$154,765	100.0%
Cost of home sales	235,702	79.1%	136,841	88.4%
Home sales gross margin	62,264	20.9%	17,924	11.6%
Add: Interest in cost of home sales	6,382	2.1%	7,013	4.5%
Add: Inventory impairments	—	—%	—	—%
Adjusted home sales gross margin excluding interest and inventory impairments (1)	68,646	23.0%	24,937	16.1%
Add: Purchase price accounting for acquired inventory	17,738	6.0%	2,801	1.8%
Adjusted home sales gross margin excluding interest, inventory impairments, and purchase price accounting for acquired inventory (1)	$86,384	29.0%	$27,738	17.9%
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

Home sales gross margin increased 930 basis points to 20.9% for the three months ended March 31, 2022, compared to the corresponding period in 2021 primarily due to price appreciation amid high product demand in our Arizona and California segments. Adjusted home sales gross margin excluding interest, inventory impairments, and purchase price accounting for acquired inventory increased 1,110 basis points to 29.0% for the three months ended March 31, 2022, compared to the corresponding period in 2021 primarily due to price appreciation and an increase in gross margins within our California segment and the establishment of the Florida segment with high gross margins excluding purchase price accounting. The purchase price accounting for acquired inventory is a result of the recent business combinations.

Backlog

Backlog reflects the number of homes, net of cancellations, for which we have entered into a sales contract with a customer but have not yet delivered the home.

	March 31, 2022			March 31, 2021			% Change
	Homes	Dollar Value	ASP	Homes	Dollar Value	ASP	Homes	Dollar Value	ASP
	(dollars in thousands)
Arizona	419	$193,278	$461	609	$218,978	$360	(31)%	(12)%	28%
California	302	272,999	904	266	273,704	1,029	14%	—%	(12)%
Florida(1)	840	376,458	448	—	—	N/A	N/A	N/A	N/A
Metro New York	34	77,303	2,274	—	—	N/A	N/A	N/A	N/A
Texas	10	10,372	1,037	—	—	N/A	N/A	N/A	N/A
Total	1,605	$930,410	$580	875	$492,682	$563	83%	89%	3%
(1)    Backlog acquired in Florida at the date of the Hanover acquisition was 522 homes with a value of $228,097 thousand.
The increase in the number of backlog homes and value as of March 31, 2022 as compared to March 31, 2021 is primarily attributable to the Hanover and Vintage acquisitions which added a significant backlog in the Florida segment. Additionally, the Metro New York segment began sales in the second quarter of 2021. The increase in value and ASP coincides with price appreciation for the net new home orders for the three months ended March 31, 2022.

Lot Sales and Other Revenue

Lot sales and other revenue and gross margin can vary significantly between reporting periods based on the number of lots under contract and the percentage of completion related to the development activities required as part of the lot sales and other contracts. For the three months ended March 31, 2022, we recognized $18.3 million of lot sales and other revenue from the sale of lots in our Arizona, Florida, and Texas segments and the subsequent development of the lots and homes under contract. For the three months ended March 31, 2021, we recognized $5.7 million of lot sales and other revenue in our Arizona segment.

As of March 31, 2022 and December 31, 2021, the Company had contract assets of $17.5 million and $6.1 million, respectively, related to lot sales and other revenue. The contract asset balance represents cash to be received for work already performed on lot sale and other contracts. The amount of the transaction price for lot sales and other contracts allocated to performance obligations that were unsatisfied, or partially unsatisfied, as of March 31, 2022 and December 31, 2021 was $46.1 million and $63.9 million, respectively. As of March 31, 2022 and December 31, 2021, the Company had $1.1 million and $4.0 million deferred revenue, respectively, related to lot sales and other revenue. The Company recognizes these amounts as development progresses and the related performance obligations are completed. The Company recognized $3.0 million of lot sales and other revenue during the three months ended March 31, 2022 related to the deferred revenue balance as of December 31, 2021.

Lots Owned or Controlled

The table below summarizes the lots owned or controlled by reportable segment as of the dates presented. Lots controlled includes lots where we have placed a deposit and have a signed purchase contract or rolling option contract.

	March 31, 2022			March 31, 2021
	Lots Owned	Lots Controlled	Total	Lots Owned	Lots Controlled	Total	% Change
Arizona	3,132	1,669	4,801	3,042	1,675	4,717	2%
California	762	1,016	1,778	1,136	643	1,779	—%
Florida	2,048	3,138	5,186	—	—	—	N/A
Metro New York	46	—	46	50	—	50	(8%)
Texas	39	918	957	—	—	—	N/A
Total	6,027	6,741	12,768	4,228	2,318	6,546	95%

The total lots owned and controlled at March 31, 2022 increased 95% from March 31, 2021, primarily due to the acquisitions of Vintage and Hanover, which added approximately 1,800 and 3,800 lots owned and controlled, respectively.

Results of Operations and Assets by Segment

	Three Months Ended March 31,
	2022	2021
Pretax income (loss)	(dollars in thousands)
Arizona	$5,142	$1,433
California	25,337	(159)
Florida	72	—
Metro New York	(542)	(831)
Texas	(14)	—
Corporate	(11,867)	(11,594)
Total	$18,128	$(11,151)

	March 31, 2022	December 31, 2021
Assets	(dollars in thousands)
Arizona	$331,960	$360,598
California	391,675	400,292
Florida	406,611	102,158
Metro New York	127,310	124,962
Texas	36,907	35,984
Corporate	39,299	241,520
Total assets	$1,333,762	$1,265,514

Our Arizona segment recorded pretax income of $5.1 million in the three months ended March 31, 2022 compared to $1.4 million in the comparable period during 2021. The increase in pretax income in 2022 is primarily due to an increase in gross margins stemming from high demand which has allowed us to increase pricing.

Our California segment recorded pretax income of $25.3 million for the three months ended March 31, 2022 compared to a pretax loss of $0.2 million in the comparable periods in 2021. The increase was due primarily to increasing demand in the current period. This allowed us to increase pricing, even with a shift in product mix that lowered the average cost of homes delivered, both of which contributed to an increase in gross margins in California.

The Company began operations in the Florida and Texas segments in May 2021 following the acquisition of Vintage, and we expanded our Florida operations with the acquisition of Hanover in January 2022. Included in Florida's pretax income for the three months ended March 31, 2022 is $16.9 million of purchase price accounting amortization recorded in cost of home sales for acquired inventory related to the Vintage and Hanover acquisitions.

The Metro New York segment experienced a smaller pretax loss for the three months ended March 31, 2022 as compared to the same prior period, which is primarily due to closings beginning at our consolidated project in this segment at the end of the first quarter in 2022, while during the comparable period in 2021 the only income-generating activities were from an unconsolidated joint venture.

We have also identified our Corporate operations as a non-operating segment, as it serves to support the business's operations through functional departments such as executive, finance, treasury, human resources, accounting, and legal. The majority of the corporate personnel and resources are primarily dedicated to activities relating to the business's operations and are allocated accordingly. The Corporate non-operating segment generated a consistent pretax loss comparable to the prior period.

Sales, Marketing, and General and Administrative Expenses

	Three Months Ended March 31,		As a Percentage of Home Sales
	2022	2021	2022	2021
	(dollars in thousands)
Sales and marketing expenses	$19,148	$9,931	6.4%	6.4%
General and administrative expenses	22,586	14,986	7.6%	9.7%
Total sales, marketing, and G&A expenses	$41,734	$24,917	14.0%	16.1%

For the three months ended March 31, 2022, the sales, marketing, and general and administrative ("SG&A") expense rate as a percentage of home sales revenue was 14.0%, a decrease of 2.1%, from the prior period. The decrease in general and administrative ("G&A") expenses as a percentage of home sales revenue for the three months ended March 31, 2022 was primarily due to a drop in transaction costs as significant transaction costs were incurred related to the Merger in the prior comparative period. The Company also benefited from being able to leverage the existing G&A base to support more operations as the Company grows.

Provision (Benefit) for Income Taxes

The provision (benefit) for income taxes for the three months ended March 31, 2022 was a provision of $5.1 million, as compared to a benefit of $4.1 million for the three months ended March 31, 2021. The effective tax rate for the three months ended March 31, 2022 was 28.0%, as compared to 36.5% for the three months ended March 31, 2021. The difference between the statutory tax rate and the effective tax rate for the three months ended March 31, 2022 is primarily related to state income taxes net of federal income tax benefits, estimated deduction limitations for executive compensation, and warrant fair market value adjustments. The difference between the statutory tax rate and the effective tax rate for the three months ended March 31, 2021 is primarily related to state income taxes net of federal income tax benefits, estimated deduction limitations for executive compensation, warrant fair market value adjustments, and tax credits for energy-efficient homes.

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

Critical Accounting Estimates
Critical accounting estimates are those that we believe are both significant and that require us to make difficult, subjective, or complex judgments, often because we need to estimate the effect of inherently uncertain matters. We base our estimates and judgments on historical experiences and various other factors that we believe to be appropriate under the circumstances. Actual results may differ from these estimates, and the estimates included in the consolidated financial statements might be impacted if we used different assumptions or conditions. There have been no material changes to our critical accounting policies and estimates as compared to those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 16, 2022.
Liquidity and Capital Resources

Overview

As of March 31, 2022, we had $76.9 million of cash, cash equivalents, and restricted cash, a $266.4 million decrease from December 31, 2021, primarily due to a net payment of $260.3 million for the Hanover acquisition as well as other land purchases and construction costs, partially offset by net borrowings on debt of $31.9 million. In addition, we had $8.3 million of cash held in escrow as of March 31, 2022.

Our principal sources of capital are cash generated from home and land sales activities and borrowings from credit facilities. Principal uses of capital are land purchases, land development, home construction, repayments on credit facilities, the acquisitions of other homebuilders, and the payment of routine liabilities.

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

We intend to utilize debt as part of our ongoing financial strategy, coupled with redeployment of cash flows from operations to finance our business. As of March 31, 2022, we had outstanding borrowings of $504.8 million in aggregate principal, excluding deferred loan costs. We will consider a number of factors when evaluating our level of indebtedness and when making decisions regarding the incurrence of new indebtedness, including the purchase price of assets to be acquired with debt financing, the market value of our assets and the ability of particular assets, and our business as a whole, to generate cash flow to cover the expected debt service. In addition, our credit facilities contain certain financial covenants, among other things, that limit the amount of leverage we can maintain, as well as minimum tangible net worth and liquidity requirements.

We believe that we will be able to fund our current and foreseeable liquidity needs with our cash on hand, cash generated from operations, and cash expected to be available from our credit facilities or through accessing debt or equity capital as needed.

Credit Facilities
In October 2021, the Company entered into a line of credit agreement (the "Credit Agreement"). The Credit Agreement provides for a senior unsecured borrowing of up to $585 million as of March 31, 2022. The Company may increase the borrowing amount up to $850 million, under certain conditions. Borrowings under the Credit Agreement bear interest at LIBOR plus 3.25% or Prime Rate plus 2.75%. The interest rate includes a floor of 3.75%. As of March 31, 2022, the interest rate on the loan was 3.75%. The Credit Agreement matures in October 2024. The Credit Agreement includes terms to replace LIBOR upon its ultimate sunset with Ameribor.
In addition, the Company has one project-specific construction loan. The loan has a variable interest rate of LIBOR plus 6.50% with a floor of 8.25%. As of March 31, 2022, the interest rate on the loan was 8.25%. The construction loan matures in September 2022. Subsequent to March 31, 2022, in April 2022 the construction loan was repaid in full with proceeds from borrowings under the Credit Agreement.
The Company’s loans have certain financial covenants, such as requirements for the Company to maintain a minimum liquidity balance, minimum tangible net worth, gross profit margin, leverage and interest coverage ratios. The Company's loans are secured by the assets of the Company and contain various representations, warranties, and covenants that are customary for these types of agreements. As of March 31, 2022, the Company was in compliance with all financial loan agreement covenants.

Letters of Credit and Performance Bonds

In the ordinary course of business, and as part of the entitlement and development process, the Company's subsidiaries are required to provide performance bonds to assure completion of certain public facilities. As of March 31, 2022 and December 31, 2021, we had $177.1 million and $94.7 million, respectively, in performance bonds issued and outstanding. Although significant development and construction activities have been completed related to the improvements at these sites, the performance bonds are generally not released until all development and construction activities are completed.

Financial Covenants

Our loans have certain financial covenants, including requirements for us to maintain a minimum liquidity balance, minimum tangible net worth as well as maximum leverage and interest coverage ratios. See the table below for the covenant calculations.

	March 31, 2022		December 31, 2021
Financial Covenants	Actual	Covenant Requirement	Actual	Covenant Requirement
	(dollars in thousands)		(dollars in thousands)
Minimum Liquidity Covenant	$247,907	$50,000	$346,889	$50,000
Interest Coverage Ratio - Adjusted EBITDA to Interest Incurred	5.07	1.75	3.7	1.5
Tangible Net Worth	$558,713	$356,421	$596,030	$329,182
Maximum Leverage Ratio (1)	43.7%	<60%	18.7%	<65%
(1)     Calculation is debt, net of certain cash amounts, divided by that same net debt balance plus tangible net worth.

The loan agreements also contain certain restrictive covenants, including limitations on incurrence of other indebtedness, liens, dividends and other distributions, asset dispositions, investments, and limitations on fundamental changes. The agreements contain customary events of default, subject to cure periods in certain circumstances, that would result in the termination of the commitments and permit the lender to accelerate payment on outstanding borrowings. These events of default include nonpayment of principal, interest and fees or other amounts; violation of covenants; inaccuracy of representations and warranties; cross default to certain other indebtedness; unpaid judgments; change in control; and certain bankruptcy and other insolvency events. As of March 31, 2022, we were in compliance with all required covenants.

Cash Flows—Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

For the three months ended March 31, 2022 and 2021, the comparison of cash flows is as follows:

•Net cash used in operating activities was $32.1 million during the three months ended March 31, 2022 compared to $38.3 million used during the same period in 2021. The decrease in net cash flows from operating activities was primarily due to proceeds from home sales, with net income growing $20.1 million compared to the same period in 2021. This was partially offset by an increase of cash held in escrow of $11.8 million which affected the timing of our cash flows from operating activities.

•Net cash used in investing activities was $261.6 million during the three months ended March 31, 2022, compared to $4.0 million cash provided by investing activities during the same period in 2021. This difference was primarily related to payments of $260.3 million, net of cash received, for our acquisition of Hanover during the three months ended March 31, 2022.

•Net cash provided by financing activities was $27.3 million during the three months ended March 31, 2022, compared to $115.0 million during the same period in 2021. The decrease was largely due to net proceeds of $64.4 million from the Merger during the three months ended March 31, 2021. Additionally, net of paydowns, we borrowed $22.1 million less from notes and other debts payable during the three months ended March 31, 2022 as compared to the prior period in 2021.

Option Contracts

In the ordinary course of business, we enter into land purchase contracts in order to procure lots for the construction of homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require a cash deposit, and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers and others as a method of acquiring land in staged takedowns, to help manage the financial and market risk associated with land holdings, and to reduce the use of funds from financing sources. Option contracts generally require payment of a non-refundable deposit for the right to acquire lots over a specified period of time at pre-determined prices. Our obligations with respect to purchase contracts and option contracts are generally limited to the forfeiture of the related non-refundable cash deposits. As of March 31, 2022, we had outstanding purchase and option contracts totaling $460.0 million, net of $57.8 million related cash deposits pertaining to these contracts.

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

Material Cash Requirements

The material cash requirements as of March 31, 2022 were as follows:

	Payments due by Periods
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
	(dollars in thousands)
Long-term debt maturities (1)	$504,814	$82,514	$422,300	$—	$—
Operating leases (2)	13,654	3,738	6,145	2,775	996
Land option and purchase contracts (3)	460,030	236,257	203,317	20,456	—
Total contractual obligations	$978,498	$322,509	$631,762	$23,231	$996
(1)     Principal payments in accordance with the line of credit and construction loan. Total future interest payments of $43.6 million associated with our current outstanding debt are based on the current outstanding balance and interest rate as of March 31, 2022 through maturity.
(2)     Operating lease obligations do not include payments to property owners covering common area maintenance charges.
(3)     Includes the remaining purchase price for all land option and purchase contracts, net of deposits, as of March 31, 2022.

We are subject to certain requirements associated with entering into contracts (including land option contracts) for the purchase, development, and sale of real estate in the routine conduct of business. Option contracts for the purchase of land enable us to defer acquiring portions of properties owned by third parties until we have determined whether to exercise our option, which may serve to reduce the financial risks associated with long-term land holdings. As of March 31, 2022, the Company had $57.8 million of deposits, of which $0.2 million are refundable. We expect to acquire the majority of such land within the next four years. Our performance on these contracts, including the timing and amount of purchase, if any, on the remaining purchase and option contracts is subject to change.

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

The non-GAAP ratio of net debt to net capital is computed as the quotient obtained by dividing net debt (which is total debt, net of issuance costs, less cash, cash equivalents, and restricted cash as well as cash held in escrow to the extent necessary to reduce the debt balance to zero) by net capital (sum of net debt plus total equity). The most comparable GAAP financial measure is the ratio of debt to capital. We believe the ratio of net debt to net capital is a relevant financial measure for investors to understand the leverage employed in our operations and as an indicator of our ability to obtain financing. We believe that by deducting our cash from our debt, we provide a measure of our indebtedness that takes into account our cash liquidity. We believe this provides useful information as the ratio of debt to capital does not take into account our liquidity and we believe that the ratio of net debt to net capital provides supplemental information by which our financial position may be considered.

See table below reconciling this non-GAAP measure to the ratio of debt to capital.

	March 31, 2022	December 31, 2021
	(dollars in thousands)
Total notes and other debts payable, net	$494,386	$461,117
Total equity	630,480	621,397
Total capital	$1,124,866	$1,082,514
Ratio of debt to capital	44.0%	42.6%

Total notes and other debts payable, net	$494,386	$461,117
Less: cash, cash equivalents and restricted cash	76,858	343,253
Less: cash held in escrow	8,349	4,079
Net debt	409,179	113,785
Total equity	630,480	621,397
Net capital	$1,039,659	$735,182
Ratio of net debt to net capital	39.4%	15.5%

EBITDA and Adjusted EBITDA

The following table presents EBITDA and Adjusted EBITDA for the three months ended March 31, 2022 and 2021. Adjusted EBITDA is a non-GAAP financial measure used by management in evaluating operating performance. We define Adjusted EBITDA as net income before (i) income tax expense (benefit), (ii) interest expenses, (iii) depreciation and amortization, (iv) inventory impairments, (v) purchase accounting adjustments for acquired work in process inventory related to business combinations, (vi) (gain) loss on debt extinguishment, (vii) transaction costs related to the Merger and business combinations, (viii) the impact of income or loss allocations from our unconsolidated joint ventures, (ix) gain on forgiveness of PPP loan, and (x) gain (loss) on remeasurement of warrant liability. We believe Adjusted EBITDA provides an indicator of general economic performance that is not affected by fluctuations in interest, effective tax rates, levels of depreciation and amortization, and items considered to be non-recurring. The economic activity related to our unconsolidated joint ventures is not core to our operations and is the reason we have excluded those amounts. Accordingly, we believe this measure is useful for comparing our core operating performance from period to period. Our presentation of Adjusted EBITDA should not be considered as an indication that our future results will be unaffected by unusual or non-recurring items.

	Three Months Ended March 31,
	2022	2021
	(dollars in thousands)
Net income (loss)	$13,061	$(7,086)
Provision (benefit) for income taxes	5,067	(4,065)
Interest in cost of sales	6,389	7,067
Interest relieved to equity in net loss (income) of unconsolidated joint ventures	35	353
Interest expense	—	11
Depreciation and amortization expense	1,623	914
EBITDA	26,175	(2,806)
Purchase price accounting in cost of home sales	17,738	2,801
Transaction costs	948	3,479
Equity in net income of unconsolidated joint ventures, excluding interest relieved	(34)	(332)
Loss on remeasurement of warrant liability	5,555	4,950
Adjusted EBITDA	$50,382	$8,092

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

	Three Months Ended March 31,
	2022	2021
	(dollars in thousands)
Net income (loss) attributable to Landsea Homes Corporation	$13,065	$(7,074)

Previously capitalized related party interest included in cost of sales	1,517	2,902
Equity in net loss of unconsolidated joint ventures	1	21
Purchase price accounting for acquired inventory	17,738	2,801
Merger related transaction costs	—	2,656
Loss on remeasurement of warrant liability	5,555	4,950
Total adjustments	24,811	13,330
Tax-effected adjustments (1)	19,763	8,471

Adjusted net income attributable to Landsea Homes Corporation	$32,828	$1,397
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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(3) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") that are designed to ensure that information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

As of March 31, 2022, management, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of such date due to material weaknesses in internal control over financial reporting as described under the section Material Weaknesses in Internal Control Over Financial Reporting below.

Based upon SEC staff guidance, an assessment of internal controls over financial reporting of a recently acquired business may be excluded from management's evaluation of disclosure controls and procedures for up to a year from the date of acquisition. We excluded Hanover Family Builders from our assessment of disclosure controls and procedures as of March 31, 2022 because it was acquired by the Company in a purchase business combination during the first quarter 2022. The elements of the acquired business’ internal controls over financial reporting that have been excluded represent less than 1% of our total assets as of March 31, 2022 and 25% of our total revenue for the three months ended March 31, 2022.

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

Remediation Efforts

We continue to implement measures designed to improve our internal control over financial reporting to remediate these material weaknesses, including hiring additional personnel with appropriate education, experience and certifications for key positions in the financial reporting and accounting function, as well as continuing to design improved processes and internal controls, including transaction-level controls, controls over the maintenance of appropriate segregation of duties over journal entries, account reconciliations, and strengthening supervisory reviews by our management.

While we believe that these efforts will improve our internal control over financial reporting, the implementation of these measures is ongoing and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles. Due to this ongoing testing, we cannot provide assurance that the measures we have taken to date, and are continuing to implement, will be sufficient to remediate the material weakness we have identified or avoid potential future material weaknesses. If the steps we take do not correct the material weakness in a timely manner, we will be unable to conclude that we maintain effective internal control over financial reporting. Accordingly, there could continue to be a reasonable possibility that a material misstatement of our financial statements would not be prevented or detected on a timely basis.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Item 1, Part 1, “Note 9. Commitments and Contingencies - Legal.”

Item 1A. Risk Factors

There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 that was filed with the SEC on March 16, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

We may repurchase shares of our common stock pursuant to our common stock repurchase authorization. The following table sets forth information concerning our common stock repurchases during the three months ended March 31, 2022.

In January 2022, the Board of Directors authorized a stock repurchase program. The program allows for the repurchase of up to $10.0 million worth of common stock, inclusive of associated fees, so long as the purchase price per share does not exceed $15.00 per share. The authorization to effect stock repurchases expires June 30, 2022.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (in millions)
January 1, 2022 - January 31, 2022	—	$—	—	$10.0
February 1, 2022 - February 28, 2022	—	—	—	10.0
March 1, 2022 - March 31, 2022	437,828	8.73	437,828	6.2
Total	437,828	$8.73	437,828	$6.2

Subsequent to March 31, 2022, in April 2022, the Board of Directors authorized an extension of our stock repurchase program for the repurchase of an additional $10.0 million worth of common stock which expires December 31, 2022.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

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
10.1+
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

10.2
Third Amendment Agreement, dated April 13, 2022, by and among Landsea Homes Corporation, as borrower, the other loan parties party thereto, Western Alliance Bank as administrative agent, and the lender parties thereto.

10.3	Second Amendment to the Stockholder’s Agreement, dated April 25, 2022, by and between Landsea Homes Corporation and Landsea Holdings Corporation
31.1*	Certification of John Ho, Chief Executive Officer of Landsea Homes Corporation, pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934
31.2*	Certification of Chris Porter, Chief Financial Officer of Landsea Homes Corporation, pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934
32.1**	Certification of John Ho, Chief Executive Officer of Landsea Homes Corporation, pursuant to 18 U.S.C. Section 1350
32.2**	Certification of Chris Porter, Chief Financial Officer of Landsea Homes Corporation, pursuant to 18 U.S.C. Section 1350
101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021; (ii) Consolidated Statements of Operations for the three months ended March 31, 2022 and 2021, (iii) Consolidated Statements of Equity for the three months ended March 31, 2022 and 2021; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021 and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL (included as Exhibit 101).

*    Filed herewith.
**    Furnished herewith.
+    Certain schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(10) of Regulation S-K and the Company agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule and/or exhibit upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Landsea Homes Corporation

Date: May 5, 2022	By:	/s/ John Ho
John Ho
Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2022	By:	/s/ Chris Porter
Chris Porter
Chief Financial Officer
(Principal Financial Officer)