Form 10-Q
period 2022-06-30
Landsea Homes Corp
filed 2022-08-05
CIK 1721386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-38545
Landsea Homes Corporation
(Exact Name of Registrant as Specified in Its Charter)

Delaware	82-2196021
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

660 Newport Center Drive, Suite 300
Newport Beach, CA	92660
(Address of Principal Executive Offices)	(Zip Code)
(949) 345-8080
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	LSEA	The Nasdaq Capital Market
Warrants exercisable for Common Stock	LSEAW	The Nasdaq Capital Market
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

As of August 3, 2022, 40,925,579 Class A common stock, par value $0.0001 per share, were outstanding.

Landsea Homes Corporation
Form 10-Q Index
For the Three and Six Months Ended June 30, 2022

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Landsea Homes Corporation
Consolidated Balance Sheets - (Unaudited)
(in thousands, except share and per share amounts)

	June 30, 2022	December 31, 2021
Assets
Cash and cash equivalents	$99,681	$342,810
Cash held in escrow	4,674	4,079
Restricted cash	—	443
Real estate inventories (including related party interest of $4,548 and $7,509, respectively)	1,134,776	844,792
Due from affiliates	4,880	4,465
Investment in and advances to unconsolidated joint ventures (including related party interest of $0 and $70, respectively)	—	470
Goodwill	68,639	24,457
Other assets (including right-of-use assets with a related party of $1,641 and $2,010, respectively)	81,434	43,998
Total assets	$1,394,084	$1,265,514

Liabilities
Accounts payable	$85,452	$73,734
Accrued expenses and other liabilities (including lease liabilities with a related party of $1,641 and $2,010, respectively)	106,513	97,724
Due to affiliates	2,357	2,357
Warrant liability	—	9,185
Notes and other debts payable, net	534,626	461,117
Total liabilities	728,948	644,117

Commitments and contingencies

Equity
Stockholders' equity:
Preferred stock, $0.0001 par value, 50,000,000 shares authorized, none issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized, 42,086,330 issued and 40,925,579 outstanding as of June 30, 2022, 46,281,091 issued and outstanding as of December 31, 2021	4	5
Additional paid-in capital	496,170	535,345
Retained earnings	112,797	84,797
Total stockholders' equity	608,971	620,147
Noncontrolling interests	56,165	1,250
Total equity	665,136	621,397
Total liabilities and equity	$1,394,084	$1,265,514
See accompanying notes to the consolidated financial statements.

Landsea Homes Corp. | Q2 2022 Form 10-Q | 1

Landsea Homes Corporation
Consolidated Statements of Operations - (Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue
Home sales	$350,807	$239,600	$648,773	$394,365
Lot sales and other (including to related parties of $163, $0, $1,249 and $0, respectively)	17,872	10,674	36,133	16,328
Total revenues	368,679	250,274	684,906	410,693

Cost of sales
Home sales (including related party interest of $1,600, $4,340, $3,117 and $7,242, respectively)	276,156	198,987	511,858	335,828
Lot sales and other (including cost of sales to related parties of $192, $0, $1,256 and $0, respectively)	14,438	8,730	29,809	13,510
Total cost of sales	290,594	207,717	541,667	349,338

Gross margin
Home sales	74,651	40,613	136,915	58,537
Lot sales and other	3,434	1,944	6,324	2,818
Total gross margin	78,085	42,557	143,239	61,355

Sales and marketing expenses	24,155	12,650	43,303	22,581
General and administrative expenses	27,037	13,935	49,623	28,921
Total operating expenses	51,192	26,585	92,926	51,502

Income from operations	26,893	15,972	50,313	9,853

Other (expense) income, net	(1,977)	3,594	(1,713)	3,533
Equity in net income of unconsolidated joint ventures (including related party interest expense of $34, $416, $69 and $764, respectively)	70	667	69	646
Loss on remeasurement of warrant liability	(1,760)	(5,335)	(7,315)	(10,285)
Pretax income	23,226	14,898	41,354	3,747

Provision for income taxes	8,372	4,248	13,439	183

Net income	14,854	10,650	27,915	3,564
Net loss attributable to noncontrolling interests	(81)	(14)	(85)	(26)
Net income attributable to Landsea Homes Corporation	$14,935	$10,664	$28,000	$3,590

Income per share:
Basic	$0.34	$0.23	$0.62	$0.08
Diluted	$0.34	$0.23	$0.62	$0.08

Weighted average common shares outstanding:
Basic	43,081,762	45,281,091	44,208,307	44,833,600
Diluted	43,200,467	45,281,091	44,383,407	44,837,454
See accompanying notes to the consolidated financial statements.

Landsea Homes Corp. | Q2 2022 Form 10-Q | 2

Landsea Homes Corporation
Consolidated Statements of Equity - (Unaudited)
(in thousands, except shares)

	Common Stock
	Shares	Amount	Additional paid-in capital	Retained earnings	Noncontrolling interests	Total stockholders' equity
Balance at March 31, 2022	46,047,328	$5	$531,367	$97,862	$1,246	$630,480
Cash paid for shares withheld for taxes	—	—	(176)	—	—	(176)
Stock-based compensation expense	—	—	1,354	—	—	1,354
Repurchase of common stock	(5,121,749)	(1)	(36,375)	—	—	(36,376)
Contributions from noncontrolling interests	—	—	—	—	55,000	55,000
Net income (loss)	—	—	—	14,935	(81)	14,854
Balance at June 30, 2022	40,925,579	$4	$496,170	$112,797	$56,165	$665,136

	Common Stock
	Shares	Amount	Additional paid-in capital	Retained earnings	Noncontrolling interests	Total stockholders' equity
Balance at December 31, 2021	46,281,091	$5	$535,345	$84,797	$1,250	$621,397
Shares issued under share-based awards	204,065	—	—	—	—	—
Cash paid for shares withheld for taxes	—	—	(848)	—	—	(848)
Stock-based compensation expense	—	—	1,872	—	—	1,872
Repurchase of common stock	(5,559,577)	(1)	(40,199)	—	—	(40,200)
Contributions from noncontrolling interests	—	—	—	—	55,000	55,000
Net income (loss)	—	—	—	28,000	(85)	27,915
Balance at June 30, 2022	40,925,579	$4	$496,170	$112,797	$56,165	$665,136

	Common Stock
	Shares	Amount	Additional paid-in capital	Retained earnings	Noncontrolling interests	Total stockholders' equity
Balance at March 31, 2021	46,231,025	$5	$530,427	$24,937	$1,289	$556,658
Recapitalization transaction, net of fees and deferred taxes	—	—	(220)	—	—	(220)
Vesting of restricted stock units	50,066	—	—	—		—
Stock-based compensation expense	—	—	453	—	—	453
Net income (loss)	—	—	—	10,664	(14)	10,650
Balance at June 30, 2021	46,281,091	$5	$530,660	$35,601	$1,275	$567,541

See accompanying notes to the consolidated financial statements.

Landsea Homes Corp. | Q2 2022 Form 10-Q | 3

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

See accompanying notes to the consolidated financial statements.

Landsea Homes Corp. | Q2 2022 Form 10-Q | 4

Landsea Homes Corporation
Consolidated Statements of Cash Flows - (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2022	2021
	(dollars in thousands)
Cash flows from operating activities:
Net income	$27,915	$3,564
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	3,063	1,953
Loss on remeasurement of warrant liability	7,315	10,285
Stock-based compensation expense	1,871	2,829
Loss (gain) on extinguishment or forgiveness of debt	2,496	(4,265)
Abandoned project costs	210	216
Equity in net income of unconsolidated joint ventures	(69)	(646)
Deferred taxes	965	116
Changes in operating assets and liabilities:
Cash held in escrow	(595)	857
Real estate inventories	(55,419)	(94,614)
Due from affiliates	(415)	(921)
Other assets	(32,647)	(5,350)
Accounts payable	5,389	17,028
Accrued expenses and other liabilities	(8,035)	(16,928)
Due to affiliates	—	(181)
Net cash used in operating activities	(47,956)	(86,057)

Cash flows from investing activities:
Purchases of property and equipment	(3,228)	(768)
Distributions of capital from unconsolidated joint ventures	578	10,384
Payments for business acquisition, net of cash acquired	(258,727)	(44,537)
Net cash used in investing activities	(261,377)	(34,921)

Cash flows from financing activities:
Borrowings from notes and other debts payable	216,613	369,787
Repayments of notes and other debts payable	(145,229)	(271,516)
Proceeds from the Merger, net of fees and other costs	—	64,434
Cash paid for shares withheld for taxes	(848)	—
Payment for buyback of warrants	(16,500)	—
Repayment of convertible note	—	(1,500)
Repurchases of common stock	(40,200)	—
Contributions from noncontrolling interests	55,000	—
Deferred offering costs paid	—	(1,832)
Debt issuance and extinguishment costs paid	(3,075)	(1,156)
Net cash provided by financing activities	65,761	158,217

Net (decrease) increase in cash, cash equivalents, and restricted cash	(243,572)	37,239
Cash, cash equivalents, and restricted cash at beginning of period	343,253	110,048
Cash, cash equivalents, and restricted cash at end of period	$99,681	$147,287
See accompanying notes to the consolidated financial statements.

Landsea Homes Corp. | Q2 2022 Form 10-Q | 5

Landsea Homes Corporation
Notes to the Consolidated Financial Statements - (unaudited)

1.    Company
Landsea Homes Corporation, together with its subsidiaries, (“LHC” or the “Company”), a majority owned subsidiary of Landsea Holdings Corporation (“Landsea Holdings”), is engaged in the acquisition, development, and sale of homes and lots in Arizona, California, Florida, New Jersey, New York, and Texas. The Company's operations are organized into the following five reportable segments: Arizona, California, Florida, Metro New York, and Texas.
On August 31, 2020, LHC and its parent, Landsea Holdings, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with LF Capital Acquisition Corp. (“LF Capital”) and LFCA Merger Sub, Inc. (the “Merger Sub”), a direct, wholly-owned subsidiary of LF Capital. The Merger Agreement provided for, among other things, the merger of Merger Sub with and into Landsea Homes Incorporated (“LHI”), previously a wholly-owned subsidiary of Landsea Holdings, with LHI continuing as the surviving corporation (the “Merger”).
On January 7, 2021 (the “Closing Date”), the Merger was consummated pursuant to the Merger Agreement (the “Closing”). The name of LF Capital was changed at that time to Landsea Homes Corporation. Subject to the terms of the Merger Agreement, Landsea Holdings received $343.8 million of stock consideration, consisting of 32.6 million newly issued shares of LF Capital’s publicly-traded Class A common stock. The shares were valued at $10.56 per share for purposes of determining the aggregate number of shares payable to Landsea Holdings (the “Stock Consideration”).
Upon Closing, Level Field Capital, LLC (the “Sponsor”) held 1.0 million shares that are subject to surrender and forfeiture for no consideration in the event the common stock does not reach certain thresholds during the 24-month period following the closing of the Merger (“Earnout Shares”). The Sponsor transferred 0.5 million Earnout Shares to Landsea Holdings. Additionally, the Sponsor forfeited 2.3 million private placement warrants and transferred 2.2 million private placement warrants to Landsea Holdings (such private placement warrants, each exercisable to purchase one share of Common Stock at an exercise price of $11.50 per share, are referred to as the “Private Placement Warrants”, and together with the Company’s public warrants, are referred to as the “Warrants”).

In connection with the Merger, the Company received $64.4 million from the Merger after payments of $28.7 million related to the public warrant amendment and $7.5 million representing transaction expenses incurred. The Company incurred direct and incremental costs of approximately $16.7 million related to the equity issuance, consisting primarily of investment banking, legal, accounting and other professional fees, which were recorded to additional paid-in capital as a reduction of proceeds. The Company recorded $2.7 million in general and administrative expenses during the six months ended June 30, 2021 related to the accelerated vesting of certain phantom awards. At the time of the Merger, the Company paid cash of $2.9 million for the phantom stock awards and issued 0.2 million shares with an issuance date value of $1.9 million.
The Merger was accounted for as a reverse recapitalization. Under this method of accounting, LF Capital is treated as the “acquired” company for financial reporting purposes. This determination was primarily based on the current stockholder of LHC, Landsea Holdings, holding a relative majority of the voting power of the combined entity; the operations of LHI prior to the Merger comprising the only ongoing operations of the combined entity; and senior management of LHI comprising the senior management of the combined entity. Accordingly, for accounting purposes, the financial statements of the combined entity represent a continuation of the financial statements of LHI with the acquisition being treated as the equivalent of LHI issuing stock for the net assets of LF Capital, accompanied by a recapitalization. The net assets of LHI are stated at historical cost, with no goodwill or other intangible assets recorded. The shares and net (loss) income per share available to holders of the LHI’s common stock, prior to the Merger, have been retroactively restated as shares reflecting the exchange ratio established in the Merger Agreement.

Landsea Homes Corp. | Q2 2022 Form 10-Q | 6

Landsea Homes Corporation
Notes to the Consolidated Financial Statements - (unaudited)
2.     Summary of Significant Accounting Policies
Basis of Presentation and Consolidation—The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and all subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
Landsea Holdings holds a series of notes payable to affiliated entities of its parent. The cash Landsea Holdings received from this debt was partially utilized to fund operations of the Company. Related party interest incurred by Landsea Holdings (the “Related Party Interest”) was historically pushed down to the Company and reflected on the consolidated balance sheets of the Company, primarily in real estate inventories, and on the consolidated statements of operations in cost of sales. Refer to Note 6 - Capitalized Interest for further detail. As the Company did not guarantee the notes payable nor have any obligations to repay the notes payable, and as the notes payable will not be assigned to the Company, the notes payable do not represent a liability of the Company and accordingly have not been reflected in the consolidated balance sheets. Additionally, in connection with the Merger, LHC is precluded from repaying Landsea Holdings' notes payable to the affiliated entities of its parent. Therefore, as of January 7, 2021, the Related Party Interest is no longer pushed down to LHC.
The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 16, 2022. The accompanying unaudited consolidated financial statements include all adjustments, consisting of normal recurring entries, necessary for a fair presentation of the Company’s results for the interim periods presented. Results for the interim periods are not necessarily indicative of the results to be expected for the full year due to seasonal variations and other factors.
Use of Estimates—The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ materially from these estimates.
Recent Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions to the current guidance on contract modifications and hedge accounting. These changes are intended to simplify the market transition from the London Interbank Offered Rate (“LIBOR”) to alternative reference rates. ASU 2020-04 generally considers contract modifications related to reference rate reform to be an event that does not require contract remeasurement at the modification date nor a reassessment of a previous accounting determination. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which clarified the scope and application of ASU 2020-04. The guidance in ASU 2020-04 may be elected over time, through December 31, 2022, as reference rate reform activities occur. Once ASU 2020-04 is elected, the guidance must be applied prospectively for all eligible contract modifications. During the six months ended June 30, 2022, the Company modified its credit facility to use the Secured Overnight Financing Rate (“SOFR”) as a reference rate rather than LIBOR. The Company elected to apply this guidance which preserves the presentation of our loan consistent with the presentation prior to the modification. The Company continues to evaluate the impact of ASU 2020-04 and may apply other elections, as applicable, as the market continues to transition from LIBOR to alternative reference rates.
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
Landsea Homes Corp. | Q2 2022 Form 10-Q | 7

Landsea Homes Corporation
Notes to the Consolidated Financial Statements - (unaudited)
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
In October 2021, the FASB issued ASU 2021-08, which requires application of Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, to recognize and measure contract assets and liabilities from contracts with customers acquired in a business combination. ASU 2021-08 creates an exception to the general recognition and measurement principle in ASC 805, Business Combinations, and will result in recognition of contract assets and contract liabilities consistent with those recorded by the acquiree immediately before the acquisition date. The standard is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The adoption is not expected to have a material impact on the Company's consolidated financial statements.
3.     Business Combinations
On January 18, 2022, the Company acquired 100% of Hanover Family Builders, LLC (“Hanover”), a Florida-based homebuilder, for an aggregate cash purchase price, net of working capital adjustments, of $262.6 million. The aggregate purchase price included a pay-off of $69.3 million related to debt held by Hanover and a payment of $15.6 million for land-related deposits. The total assets of Hanover included approximately 20 development projects and 3,800 lots in various stages of development. The determination of the final purchase accounting allocation related to the working capital calculations and resulting goodwill are in process as of the date the consolidated financial statements were issued.
In accordance with ASC 805, the assets acquired and liabilities assumed from the acquisition of Hanover were measured and recognized at fair value as of the date of the acquisition to reflect the purchase price paid.
Acquired inventories consist of land, land deposits, and work in process inventories. For acquired land and land options, the Company typically utilizes, with the assistance of a third-party appraiser, a sales comparison approach. For work in process inventories, the Company estimates the fair value based upon the stage of production of each unit and a gross margin that management believes a market participant would require to complete the remaining development and requisite selling efforts. On the acquisition date, the stage of production for each lot ranged from recently started lots to fully completed homes. The intangible asset acquired relates to the Hanover trade name, which is estimated to have a fair value of $1.6 million and is being amortized over one year. Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed and relates primarily to the assembled workforce and business synergies. Goodwill of $44.2 million was preliminarily recorded on the consolidated balance sheets as a result of this transaction and is expected to be deductible for tax purposes over 15 years. The acquired goodwill is included in the Florida reporting segment in Note 12, Segment Reporting. The Company incurred transaction related costs of $0.1 million and $0.7 million related to the Hanover acquisition during the three and six months ended June 30, 2022, respectively.
The Company's results of operations include homebuilding revenues from the Hanover acquisition of $80.8 million and $159.2 million for the three and six months ended June 30, 2022, respectively. The accompanying results of operations also include pretax income of $4.0 million and $4.1 million from the Hanover acquisition during the three and six months ended June 30, 2022. respectively. The pretax income is inclusive of purchase price accounting and an allocation of corporate general and administrative expenses.
Landsea Homes Corp. | Q2 2022 Form 10-Q | 8

Landsea Homes Corporation
Notes to the Consolidated Financial Statements - (unaudited)
The following is a summary of the allocation of the purchase price based on the fair value of assets acquired and liabilities assumed (dollars in thousands).

Assets Acquired
Cash	$3,857
Real estate inventories	232,071
Goodwill	44,182
Trade name	1,590
Other assets	378
Total assets	$282,078

Liabilities Assumed
Accounts payable	$6,329
Accrued expenses	13,165
Total liabilities	19,494
Net assets acquired	$262,584
On May 4, 2021, the Company acquired 100% of Mercedes Premier Homes, LLC (also known as Vintage Estate Homes, LLC, or “Vintage”), a Florida- and Texas-based homebuilder, for cash consideration of approximately $54.6 million. In addition, the Company assumed $32.1 million of debt, of which it paid down $3.8 million in connection with the acquisition. Total assets included approximately 20 development projects and 1,800 lots in various stages of development. The intangible asset acquired relates to the Vintage trade name, which was estimated to have a fair value of $1.6 million and was amortized over one year. Goodwill of $3.8 million was recorded on the consolidated balance sheets as a result of this transaction and is expected to be deductible for tax purposes over 15 years. The acquired goodwill is included in the Florida reporting segment. The Company incurred transaction costs of $0.4 million related to the Vintage acquisition during the three and six months ended June 30, 2021.
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
Landsea Homes Corp. | Q2 2022 Form 10-Q | 9

Landsea Homes Corporation
Notes to the Consolidated Financial Statements - (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(dollars in thousands)
Revenue	$368,679	$299,291	$690,015	$551,596

Pretax income (loss)	35,700	(605)	72,253	(23,884)
Provision (benefit) for income taxes	13,264	8,272	23,481	(214)
Net income (loss)	$22,436	$(8,877)	$48,772	$(23,670)
4.     Variable Interest Entities

The Company consolidates two joint venture (“JV”) variable interest entities (“VIEs”). The consolidated VIEs include one active project in the Metro New York area (“14th Ave JV”) and one JV with the purpose of acquiring undeveloped land (the “LCF JV”). The Company has determined that it is the primary beneficiary of these VIEs as it has the power to direct activities of the operations that most significantly affect their economic performance.

Both consolidated VIEs are financed by equity contributions from the Company and the JV partner. The 14th Ave JV was also funded by third-party debt which was paid off in April 2022 with proceeds from a loan provided by the Company. The intercompany loan is eliminated upon consolidation.

The following table summarizes the carrying amount and classification of the VIEs’ assets and liabilities in the consolidated balances sheets as of June 30, 2022 and December 31, 2021.

	June 30, 2022	December 31, 2021
	(dollars in thousands)
Cash	$9,806	$130
Cash held in escrow	11	—
Restricted cash	—	443
Real estate inventories	136,663	121,040
Other assets	4,155	195
Total assets	$150,635	$121,808

Accounts payable	$1,841	$1,779
Accrued expenses and other liabilities	4,733	1,400
Due to affiliates	101	226
Notes payable, net	—	81,584
Total liabilities	$6,675	$84,989
5.     Real Estate Inventories
Real estate inventories are summarized as follows:

	June 30, 2022	December 31, 2021
	(dollars in thousands)
Deposits and pre-acquisition costs	$99,609	$65,724
Land held and land under development	195,430	243,310
Homes completed or under construction	825,262	526,950
Model homes	14,475	8,808
Total real estate inventories	$1,134,776	$844,792
Deposits and pre-acquisition costs include land deposits and other due diligence costs related to potential land acquisitions. Land held and land under development includes costs incurred during site development such as
Landsea Homes Corp. | Q2 2022 Form 10-Q | 10

Landsea Homes Corporation
Notes to the Consolidated Financial Statements - (unaudited)
development, indirect costs, and permits. Homes completed or under construction and model homes include all costs associated with home construction, including land, development, indirect costs, permits, materials, and labor.
In accordance with ASC 360, Property, Plant, and Equipment, real estate inventories are stated at cost, unless the carrying amount is determined not to be recoverable, in which case inventory is written down to its fair value. The Company reviews each real estate asset at the community-level, on a quarterly basis, or whenever indicators of impairment exist. We generally determine the estimated fair value of each community by using a discounted cash flow approach based on the estimated future cash flows at discount rates that reflect the risk of the community being evaluated. The discounted cash flow approach can be impacted significantly by the Company’s estimates of future home sales revenue, home construction costs, pace of homes sales, and the applicable discount rate, all of which are Level 3 inputs.
For each of the three and six months ended June 30, 2022 and 2021 the Company did not recognize any impairments on real estate inventories.
6.     Capitalized Interest
Interest is capitalized to real estate inventories and investment in unconsolidated joint ventures during development and as a result of other qualifying activities. Interest capitalized as a cost of real estate inventories is included in cost of sales as related inventories are delivered. Interest capitalized to investments in unconsolidated JVs is relieved to equity in net (loss) income of unconsolidated joint ventures as related joint venture homes close.
For the periods reported, interest incurred, capitalized, and expensed was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(dollars in thousands)		(dollars in thousands)
Related party interest incurred	$41	$—	$157	$—
Other interest incurred	7,458	6,998	14,593	12,104
Total interest incurred	7,499	6,998	14,750	12,104

Related party interest capitalized	41	—	157	—
Other interest capitalized	7,458	6,998	14,593	12,104
Total interest capitalized	7,499	6,998	14,750	12,104

Previously capitalized related party interest included in cost of sales	$1,600	$4,340	$3,117	$7,242
Previously capitalized other interest included in cost of sales	13,137	6,959	18,009	11,124
Related party interest relieved to equity in income from unconsolidated joint ventures	34	416	69	764
Other interest relieved to equity in income from unconsolidated joint ventures	1	6	1	11
Other interest expensed	—	10	—	21
Total interest expense included in pretax income	$14,772	$11,731	$21,196	$19,162
7.    Other Assets
As of June 30, 2022 and December 31, 2021, the Company had contract assets of $17.7 million and $6.1 million, respectively, related to lot sales and other revenue. The contract asset balance is included in other assets on the Company’s consolidated balance sheets and represents cash to be received for work already performed on lot sales and other contracts. The amount of the transaction price for lot sales and other contracts allocated to performance obligations that were unsatisfied, or partially unsatisfied, as of June 30, 2022 and December 31, 2021 was $29.5 million and $63.9 million, respectively. As of June 30, 2022 and December 31, 2021, the Company had $0.3 million and $4.0 million deferred revenue, respectively, related to lot sales and other revenue included in accrued expenses and other liabilities in the Company’s consolidated balance sheets. The Company reduces these liabilities and
Landsea Homes Corp. | Q2 2022 Form 10-Q | 11

Landsea Homes Corporation
Notes to the Consolidated Financial Statements - (unaudited)
recognizes revenue as development progresses and the related performance obligations are completed. The Company recognized $1.0 million and $4.0 million of lot sales and other revenue during the three and six months ended June 30, 2022, respectively, related to the deferred revenue balance as of December 31, 2021.
8.     Notes and Other Debts Payable, net
Amounts outstanding under notes and other debts payable, net consist of the following:

	June 30, 2022	December 31, 2021
	(dollars in thousands)
Construction loan	$—	$82,617
Line of credit facilities	544,300	390,300
Notes payable	544,300	472,917
Deferred loan costs	(9,674)	(11,800)
Notes and other debts payable, net	$534,626	$461,117
In October 2021, the Company entered into a line of credit agreement (the “Credit Agreement”). The Credit Agreement provides for a senior unsecured borrowing of up to $655.0 million as of June 30, 2022. The Company may increase the borrowing amount up to $850.0 million, under certain conditions. Borrowings under the Credit Agreement bear interest at the SOFR plus 3.35% or Prime Rate (as defined in the Credit Agreement) plus 2.75%. The interest rate includes a floor of 3.85%. As of June 30, 2022, the interest rate on the loan was 4.37%. The Credit Agreement was modified in June 2022 to increase the borrowing commitment by $70.0 million to $655.0 million and replace LIBOR with SOFR as an index rate. The Credit Agreement matures in October 2024.
In addition, the Company previously had one project-specific construction loan. In April 2022, the construction loan was repaid in full with proceeds from borrowings under the Credit Agreement. In connection with this payoff, the Company incurred $2.5 million of debt extinguishment fees which are included in other (expense) income, net, in the consolidated statements of operations.
The Company received a Paycheck Protection Program (“PPP”) loan during the second quarter of 2020 in the amount of $4.3 million, and received a notice of forgiveness of the PPP loan in June 2021. The forgiveness was recorded as other income in the consolidated statements of operations of the Company.
The Company’s loans have certain financial covenants, such as requirements for the Company to maintain a minimum liquidity balance, minimum tangible net worth, and leverage and interest coverage ratios. The Company’s loans contain customary representations, warranties, and covenants. As of June 30, 2022, the Company was in compliance with all Credit Agreement covenants.

9.    Commitments and Contingencies
Legal—The Company is currently involved in various legal actions and proceedings that arise from time to time and may be subject to similar or other legal and/or regulatory actions in the future. The Company is currently unable to estimate the likelihood of an unfavorable result in any such proceeding that could have a material adverse effect on the Company’s results of operations, financial position, or liquidity.
The Company’s insurance providers agreed in the fourth quarter of 2021 to fund $14.9 million to cover the Company's portion of a settlement resolving litigation involving a wrongful death caused by a former employee. The insurers have reserved the right to later file a claim seeking recovery for some or all of the amounts paid in connection with the settlement of the case. At this time, the Company is unable to estimate the likelihood or timing of such a suit.
Performance Obligations—In the ordinary course of business, and as part of the entitlement and development process, the Company’s subsidiaries are required to provide performance bonds to assure completion of certain public facilities. The Company had $127.2 million and $94.7 million of performance bonds outstanding as of June 30, 2022 and December 31, 2021, respectively.
Landsea Homes Corp. | Q2 2022 Form 10-Q | 12

Landsea Homes Corporation
Notes to the Consolidated Financial Statements - (unaudited)
Warranty—Estimated future direct warranty costs are accrued and charged to cost of sales in the period when the related homebuilding revenues are recognized. Changes in the Company’s warranty accrual are detailed in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(dollars in thousands)
Beginning warranty accrual	$16,757	$12,020	$15,692	$11,730
Warranty provision	1,642	1,948	3,243	2,865
Warranty payments	(389)	(373)	(925)	(1,000)
Ending warranty accrual	$18,010	$13,595	$18,010	$13,595
Operating Leases—The Company primarily enters into operating leases for the right to use office space, model homes, and computer and office equipment, which have remaining lease terms that range from 1 to 8 years and often include one or more options to renew. During December 2021, the Company sold model homes and immediately leased back these models for up to two years. Certain of these model homes were not complete at the time of sale. All of the leases from the sale-leasebacks are accounted for as operating leases and are reflected as part of the Company’s right-of-use assets and lease liabilities in the accompanying consolidated balance sheets. Certain of these sales were to a related party; refer to Note 10 - Related Party Transactions for further detail. The weighted average remaining lease term as of June 30, 2022 and December 31, 2021 was 4.7 and 4.1 years, respectively. Renewal terms are included in the lease term when it is reasonably certain the option will be exercised.
The Company established a right-of-use asset and a lease liability based on the present value of future minimum lease payments at the commencement date of the lease, or, if subsequently modified, the date of modification for active leases. As the rate implicit in each lease is not readily determinable, the Company’s incremental borrowing rate is used in determining the present value of future minimum payments as of the commencement date. The weighted average rate as of June 30, 2022 was 3.8%. Lease components and non-lease components are accounted for as a single lease component. As of June 30, 2022, the Company had $13.7 million and $14.4 million recognized as a right-of-use asset and lease liability, respectively, which are presented on the consolidated balance sheets within other assets and accrued expenses and other liabilities, respectively. As of December 31, 2021, the Company had $12.6 million and $13.2 million recognized as a right-of-use asset and lease liability, respectively.
Operating lease expense for the three and six months ended June 30, 2022 was $0.6 million and $1.1 million, and is included in general and administrative expenses on the consolidated statements of operations. For the three and six months ended June 30, 2021 operating lease expense was $0.4 million and $0.8 million, respectively.
Future minimum payments under the noncancelable operating leases in effect at June 30, 2022 were as follows (dollars in thousands):

2022	$2,098
2023	4,106
2024	2,988
2025	2,043
2026	1,765
Thereafter	2,808
Total lease payments	15,808
Less: Discount	(1,407)
Present value of lease liabilities	$14,401
10.    Related Party Transactions
Following the Merger, the Company continues to pay for certain costs on behalf of its former parent and current majority shareholder while the two companies’ respective processes are separated. The Company records a due from
Landsea Homes Corp. | Q2 2022 Form 10-Q | 13

Landsea Homes Corporation
Notes to the Consolidated Financial Statements - (unaudited)
affiliate balance for all such payments. As of June 30, 2022 and December 31, 2021, the Company had a net receivable due from affiliates balance of $2.5 million and $2.1 million, respectively.
In June 2022, the Company entered into two transactions with its majority shareholder, Landsea Holdings. On June 1, 2022, the Board of Directors authorized the Company to buyback 4.4 million shares of common stock held by Landsea Holdings. The Company paid $30.0 million at a price of $6.82 per share, a discount of 5% compared to the closing price on May 31, 2022 of $7.18. Additionally, the Company repurchased all 5.5 million outstanding Private Placement Warrants, of which Landsea Holdings held 2.2 million. The Company paid Landsea Holdings $6.6 million at $3.00 per Private Placement Warrant. In addition, 2.8 million of the repurchased Private Placement Warrants were held by Level Field Capital, LLC, a related party that is controlled by a member of the Company’s Board of Directors. The Company paid Level Field Capital, LLC $8.4 million at $3.00 per Private Placement Warrant. The Company’s common stock and Warrants are discussed further in Note 15 – Stockholders’ Equity.
In June 2022, Landsea Capital Fund, who is under common control with the Company, contributed $55.0 million to the LCF JV. The LCF JV, which is consolidated by the Company, used these proceeds to purchase undeveloped land from the Company. All intercompany transactions between the Company and the LCF JV have been eliminated upon consolidation.
In December 2021, the Company sold model homes to a related party for total consideration of $15.2 million. Construction of certain of these model homes was not complete at the time of sale. The Company recognized lot sales and other revenue of $0.2 million and $1.2 million during the three and six months ended June 30, 2022, respectively, related to the model homes still under construction on the sale date. Corresponding lot and other cost of sales of $0.2 million and $1.3 million were also recognized during the same periods. All other model homes sold were completed homes and the revenue was fully recognized in home sales revenue at the time of sale. As part of this transaction, the Company leased back these models. The total amount of rent payments made during the three and six months ended June 30, 2022 is $0.2 million and $0.4 million, respectively. The right-of-use asset and lease liability balances associated with these leases is $1.6 million and $1.6 million, respectively, as of June 30, 2022 and $2.0 million and $2.0 million, respectively, as of December 31, 2021.
In July 2021, the Company entered into a landbank agreement for a project in its California segment with a related party. The Company will make regular payments to the related party based on an annualized rate of 7% of the undeveloped land costs while the land is developed and may purchase, at the Company’s discretion, the lots at a predetermined price of $28.9 million. The total amount of interest payments made during the three and six months ended June 30, 2022 is $0.3 million and $0.5 million, respectively. During the three and six months ended June 30, 2022 payments of $5.3 million and $6.2 million, including fees, have been made to purchase developed lots from the related party, respectively.
In connection with the Merger in January 2021, the Company transferred a deferred tax asset (“DTA”) to Landsea Holdings, its majority shareholder, of $12.1 million. The DTA represented the deferred tax on interest, expensed through Cost of Sales, from a related party loan that remained with Landsea Holdings after the Merger.

11.    Income Taxes
The effective tax rate of the Company was 36.0% and 32.5% for the three and six months ended June 30, 2022, respectively, with an effective tax rate of 28.5% and 4.9% for the three and six months ended June 30, 2021, respectively. The difference between the statutory tax rate and the effective tax rate for the six months ended June 30, 2022 is primarily related to state income taxes net of federal income tax benefits, estimated deduction limitations for executive compensation, and warrant fair market value adjustments. The difference between the statutory tax rate and the effective tax rate for the six months ended June 30, 2021 is primarily related to state income taxes net of federal income tax benefits, estimated deduction limitations for executive compensation, warrant fair market value adjustments, the gain on forgiveness of the PPP loan, and tax credits for energy efficient homes.
The accounting for deferred taxes is based upon estimates of future results. Differences between the anticipated and actual outcomes of these future results could have a material impact on the Company’s consolidated results of
Landsea Homes Corp. | Q2 2022 Form 10-Q | 14

Landsea Homes Corporation
Notes to the Consolidated Financial Statements - (unaudited)
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

Management of the five geographic regions report to the Company's chief operating decision makers (“CODMs”), the Chief Executive Officer and Chief Operating Officer of the Company. The CODMs review the results of operations, including total revenues and pretax income to assess profitability and to allocate resources. Accordingly, the Company has presented its operations as the following five reportable segments:

•Arizona
•California
•Florida
•Metro New York
•Texas
The Company has also identified its Corporate operations as a non-operating segment, as they serve to support the homebuilding operations through functional departments such as executive, finance, treasury, human resources, accounting, and legal. The majority of Corporate personnel and resources are primarily dedicated to activities relating to operations and are allocated based on each segment's respective percentage of assets, revenue, and dedicated personnel.

The following table summarizes total revenues and pretax income before income tax expense by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(dollars in thousands)
Revenue
Arizona	$82,914	$71,922	$158,119	$137,248
California	107,851	141,541	224,489	236,634
Florida	109,602	28,358	216,794	28,358
Metro New York	59,926	—	67,626	—
Texas	8,386	8,453	17,878	8,453
Total revenues	$368,679	$250,274	$684,906	$410,693

Pretax income
Arizona	$6,465	$3,835	$11,607	$5,268
California	22,689	14,900	48,026	14,741
Florida	3,784	885	3,856	885
Metro New York	1,998	(139)	1,456	(970)
Texas	136	395	122	395
Corporate	(11,846)	(4,978)	(23,713)	(16,572)
Total pretax income	$23,226	$14,898	$41,354	$3,747
Landsea Homes Corp. | Q2 2022 Form 10-Q | 15

Landsea Homes Corporation
Notes to the Consolidated Financial Statements - (unaudited)

The following table summarizes total assets by segment:

	June 30, 2022	December 31, 2021
	(dollars in thousands)
Assets
Arizona	$345,435	$360,598
California	441,922	400,292
Florida	417,651	102,158
Metro New York	87,089	124,962
Texas	40,966	35,984
Corporate	61,021	241,520
Total assets	$1,394,084	$1,265,514

As of June 30, 2022, goodwill of $20.7 million and $47.9 million was allocated to the Arizona and Florida segments, respectively. As of December 31, 2021, goodwill of $20.7 million and $3.8 million was allocated to the Arizona and Florida segments, respectively.

13. Fair Value

ASC 820, Fair Value Measurement, defines fair value as the price that would be received for selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and requires assets and liabilities carried at fair value to be classified and disclosed in the following three categories:

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

The following table presents carrying values and estimated fair values of financial instruments:

		June 30, 2022		December 31, 2021
	Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
		(dollars in thousands)
Liabilities:
Construction loan (1)	Level 2	$—	$—	$82,617	$82,617
Line of credit facilities (1)	Level 2	$544,300	$544,300	$390,300	$390,300
Warrant liability	Level 3	$—	$—	$9,185	$9,185
(1)     Carrying amount approximates fair value due to the variable interest rate terms of these loans. Carrying value excludes any associated deferred loan costs.

The carrying values of restricted cash, receivables, deposits, and other assets as well as accounts payable and accrued liabilities approximate the fair value for these financial instruments based upon an evaluation of the underlying characteristics and market data because of the short period of time between origination of the instruments and their expected realization. The fair value of cash and cash equivalents is classified in Level 1 of the fair value hierarchy.

Non-financial assets such as real estate inventories are measured at fair value on a nonrecurring basis using a discounted cash flow approach with Level 3 inputs within the fair value hierarchy. This measurement is performed when events and circumstances indicate the asset’s carrying value is not fully recoverable.
Landsea Homes Corp. | Q2 2022 Form 10-Q | 16

Landsea Homes Corporation
Notes to the Consolidated Financial Statements - (unaudited)

Prior to being purchased by the Company in June 2022, the Private Placement Warrants were historically measured at fair value on a recurring basis using a Black-Scholes option pricing model. The significant unobservable input as of June 30, 2021 was the volatility rate implied from the Company’s public warrants, which are exchanged on an open market, of 68.7%.

The following table reconciles the beginning and ending balances for the Level 3 recurring fair value measurements during the periods presented:

	Six Months Ended June 30,
	2022	2021
Warrant liability	(dollars in thousands)
Beginning balance(1)	$9,185	$11,275
Changes in fair value	7,315	10,285
Repurchases of warrants	(16,500)	—
Ending balance	$—	$21,560
(1)     The beginning balance for the period ended June 30, 2021 represents the balance as of January 7, 2021, the Closing Date of the Merger.

14. Stock-Based Compensation

During 2018, Landsea Holdings created a long-term incentive compensation program designed to align the interests of Landsea Holdings, the Company, and its executives by enabling key employees to participate in the Company’s future growth through the issuance of phantom equity awards. Landsea Holdings’ phantom equity awards issued on or after January 1, 2018 were accounted for pursuant to ASC 710, Compensation, as the value was not based on the shares of comparable public entities or other equity but was instead based on the book value of Landsea Holdings’' equity. Landsea Holdings measured the value of the phantom equity awards on a quarterly basis using the intrinsic value method and pushed down the expense to the Company as the employees participating in the long-term incentive compensation program primarily benefit the Company. In connection with the Merger all of the phantom equity awards vested and were either paid out in cash or were converted to stock of LHC and the program was terminated. The Company recorded $2.7 million in general and administrative expenses in the three months ended June 30, 2021 related to the accelerated vesting of the phantom awards. The Company paid cash of $2.9 million for the phantom stock awards and granted 0.2 million shares with a grant date value of $1.9 million at the time of the Merger.

The following table presents a summary of the Company’s nonvested PSUs and RSUs for the six months ended June 30, 2022:

	Awards	Weighted Average Grant Date Fair Value
	(in thousands, except fair value amounts)
Nonvested, at December 31, 2021	768	$9.43
Granted	1,136	8.48
Vested	(278)	9.19
Forfeited	—	—
Nonvested, at June 30, 2022	1,626	$8.82

The following table presents a summary of the Company’s stock options activity for the six months ended June 30, 2022:

Landsea Homes Corp. | Q2 2022 Form 10-Q | 17

Landsea Homes Corporation
Notes to the Consolidated Financial Statements - (unaudited)

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Options outstanding at December 31, 2021	—	$—
Granted	744	8.82
Exercised	—	—
Forfeited	(14)	8.83
Options outstanding at June 30, 2022(1)	730	$8.82	9.62	$—
Options exercisable at June 30, 2022	—	$—	—	$—
(1)    As of June 30, 2022, the stock options were out-of-the-money, as the exercise price of the stock options exceeded the average market price of our common stock.

Stock-based compensation expense totaled $1.4 million and $1.9 million during the three and six months ended June 30, 2022, respectively, and is included in general and administrative expenses on the consolidated statements of operations. For the three and six months ended June 30, 2021, stock-based compensation expense was $0.5 million and $2.8 million, respectively.

The following table presents a summary of the Company’s outstanding RSUs and PSUs, assuming the current estimated level of performance achievement (in thousands, except years):

June 30, 2022
(in thousands, except period)
Unvested units	1,626
Remaining cost on unvested units	$5,054
Remaining vesting period	4.50 years

Stock-based compensation expense associated with the outstanding RSUs and PSUs is measured using the grant date fair value. The expense associated with the PSUs also incorporates the estimated achievement of the established performance criteria at the end of each reporting period until the performance period ends.

15. Stockholders' Equity

The Company’s authorized capital stock consists of 500.0 million shares of common stock with a par value of $0.0001 per share, and 50.0 million shares of preferred stock with a par value of $0.0001 per share. As of June 30, 2022, there were 42.1 million shares of common stock issued and 40.9 million outstanding, and no shares of preferred stock issued or outstanding.

On January 7, 2021, the Merger was consummated pursuant to the Merger Agreement. Prior to the Merger, LF Capital was authorized to issue, and had outstanding, two classes of common stock, Class A common stock and Class B common stock. Upon the consummation of the Merger, all issued and outstanding shares of Class B common stock converted to shares of Class A common stock. Public stockholders were offered the opportunity to redeem, upon closing of the Merger, shares of Class A common stock for cash. All outstanding shares of common stock are validly issued, fully paid and nonassessable. Following the Merger, the Company’s equity was retroactively adjusted to reflect the 32.6 million shares of common stock issued to Landsea Holdings.

In January 2022, the Board of Directors authorized a stock repurchase program. The program allowed for the repurchase of up to $10.0 million worth of common stock, inclusive of associated fees, so long as the purchase price per share did not exceed $15.00 per share. The authorization to effect stock repurchases expired on June 30, 2022, with no remaining capacity to repurchase common stock. During the three and six months ended June 30, 2022, the Company repurchased 722,923 and 1,160,751 shares of common stock for a total of $6.2 million and $10.0 million, in each case respectively, which was recorded as a reduction to additional paid-in capital.

Landsea Homes Corp. | Q2 2022 Form 10-Q | 18

Landsea Homes Corporation
Notes to the Consolidated Financial Statements - (unaudited)
In April 2022, the Board of Directors authorized an extension of the stock repurchase program for the repurchase and an additional $10.0 million of capacity to repurchase common stock, which expires December 31, 2022. As of June 30, 2022, no shares had been repurchased under this authorization.

In May 2022, the Board of Directors additionally authorized a repurchase of 4,398,826 shares of our common stock directly from the Company’s majority shareholder for $30.0 million, or a per-share price of $6.82 per share. The Company consummated this repurchase in June 2022.

As of June 30, 2022 there were 15,525,000 outstanding Warrants, consisting entirely of public warrants. At the time of the Merger, the Warrant Agreement was amended so that each public warrant is exercisable at $1.15 into one tenth of a share of common stock. As part of the amendment, each holder of the public warrants received $1.85 per warrant for a total of $28.7 million paid by the Company upon closing of the Merger. The Warrants will expire five years after the completion of the Merger or earlier upon redemption or liquidation.

The Company may call the public warrants for redemption:

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

The Company repurchased all 5.5 million outstanding Private Placement Warrants, which were exercisable at $11.50 into one share of common stock, during the three and six months ended June 30, 2022. The Company paid $16.5 million, or $3.00 per warrant, to repurchase all of the outstanding Private Placement Warrants. This amount included $6.6 million for the repurchase of 2.2 million of the Private Placement Warrants that were held by the Company’s majority shareholder, Landsea Holdings, and $8.4 million to Level Field Capital, LLC, a related party, for the repurchase of 2.8 million Private Placement Warrants. Refer to Note 10 - Related Party Transactions for additional information. The loss recognized on the repurchase of the Private Placement Warrants is recorded as loss on remeasurement of warrant liability on the Company’s consolidated statements of operations.

Landsea Homes Corp. | Q2 2022 Form 10-Q | 19

Landsea Homes Corporation
Notes to the Consolidated Financial Statements - (unaudited)
16. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(dollars in thousands, except share and per share amounts)
Numerator
Net income attributable to Landsea Homes Corporation	$14,935	$10,664	$28,000	$3,590
Less: undistributed earnings allocated to participating shares	(339)	(236)	(619)	(78)
Net income attributable to common stockholders	$14,596	$10,428	$27,381	$3,512

Denominator
Weighted average common shares outstanding - basic	44,081,762	46,281,091	45,208,307	45,800,267
Adjustment for weighted average participating shares outstanding	(1,000,000)	(1,000,000)	(1,000,000)	(966,667)
Adjusted weighted average common shares outstanding under two class method - basic	43,081,762	45,281,091	44,208,307	44,833,600
Dilutive effect of warrants	—	—	—	—
Dilutive effect of share-based awards	118,705	—	175,100	3,854
Adjusted weighted average common shares outstanding under two class method - diluted	43,200,467	45,281,091	44,383,407	44,837,454

Earnings per share
Basic	$0.34	$0.23	$0.62	$0.08
Diluted	$0.34	$0.23	$0.62	$0.08

Warrants are excluded from the calculation of diluted EPS as they are antidilutive. The Company excluded 1.6 million common stock unit equivalents from our diluted EPS, during each of the three and six months ended June 30, 2022 and 7.1 million during each of the three and six months ended June 30, 2021.
17.    Supplemental Disclosures of Cash Flow Information
The following table presents certain supplemental cash flow information:

	Six Months Ended June 30,
	2022	2021
	(dollars in thousands)
Supplemental disclosures of cash flow information
Interest paid, net of amounts capitalized	$—	$21
Income taxes paid	$27,997	$3,416

Supplemental disclosures of non-cash investing and financing activities
Right-of-use assets obtained in exchange for operating lease liabilities for new or modified operating leases	$3,660	$—
Transfer of deferred tax asset to Landsea Holdings	$—	$12,119
Conversion of deferred offering costs to additional paid-in-capital	$—	$9,229
Landsea Homes Corp. | Q2 2022 Form 10-Q | 20

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with and is qualified in its entirety by the consolidated financial statements and notes thereto included elsewhere in this document. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements. Factors that may cause such a difference include, but are not limited to, those discussed in the section entitled “Risk Factors” of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2022. This section discusses certain items in the three and six month periods ended June 30, 2022 and 2021 and year-to-year comparisons between those periods. References to “we”, the “Company”, “us”, or “our” refer to Landsea Homes Corporation (“LHC”).

Landsea Homes Corp. | Q2 2022 Form 10-Q | 21

Consolidated Financial Data

The following table summarizes our unaudited results of operations for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(dollars in thousands, except per share amounts)		(dollars in thousands, except per share amounts)
Revenue
Home sales	$350,807	$239,600	$648,773	$394,365
Lot sales and other	17,872	10,674	36,133	16,328
Total revenues	368,679	250,274	684,906	410,693

Cost of sales
Home sales	276,156	198,987	511,858	335,828
Lot sales and other	14,438	8,730	29,809	13,510
Total cost of sales	290,594	207,717	541,667	349,338

Gross margin
Home sales	74,651	40,613	136,915	58,537
Lot sales and other	3,434	1,944	6,324	2,818
Total gross margin	78,085	42,557	143,239	61,355

Sales and marketing expenses	24,155	12,650	43,303	22,581
General and administrative expenses	27,037	13,935	49,623	28,921
Total operating expenses	51,192	26,585	92,926	51,502

Income from operations	26,893	15,972	50,313	9,853

Other (expense) income, net	(1,977)	3,594	(1,713)	3,533
Equity in net income of unconsolidated joint ventures	70	667	69	646
Loss on remeasurement of warrant liability	(1,760)	(5,335)	(7,315)	(10,285)
Pretax income	23,226	14,898	41,354	3,747

Provision for income taxes	8,372	4,248	13,439	183

Net income	14,854	10,650	27,915	3,564
Net loss attributable to noncontrolling interests	(81)	(14)	(85)	(26)
Net income attributable to Landsea Homes Corporation	$14,935	$10,664	$28,000	$3,590

Income per share:
Basic	$0.34	$0.23	$0.62	$0.08
Diluted	$0.34	$0.23	$0.62	$0.08

Weighted average common shares outstanding:
Basic	43,081,762	45,281,091	44,208,307	44,833,600
Diluted	43,200,467	45,281,091	44,383,407	44,837,454

Landsea Homes Corp. | Q2 2022 Form 10-Q | 22

Business Overview

Driven by a commitment to sustainability, Landsea Homes Corporation (“LHC”) designs and builds homes and communities in Arizona, California, Florida, Metro New York, and Texas. We create inspired spaces for modern living and feature homes and communities in vibrant, prime locations. We strive to connect our homes and communities seamlessly with their surroundings to enhance the local quality of living, working, and playing. Our defining principle, “Live in Your Element®,” creates the foundation for our customers to live where they want to live, how they want to live – in homes created especially for them.

We are engaged in the acquisition, development, and sale of homes and lots in the states of Arizona, California, Florida, New Jersey, New York, and Texas. Our operations are organized into five reportable segments: Arizona, California, Florida, Metro New York, and Texas. We build and sells an extensive range of home types across a variety of price points, but we focus our efforts on the first-time homebuyer. Our Corporate operations are a non-operating segment that supports our homebuilding operations by providing executive, finance, treasury, human resources, accounting, and legal services.

With the lifting of restrictions in 2021 related to the COVID-19 pandemic, we saw significant increases in demand across our markets fueled by historically low interest rates on mortgage loans and a generally tightening supply of homes for sale. This increased demand allowed us to increase prices and derive additional revenue from homes sales, even as we delivered more units than ever before. Supply chain issues, labor shortages, and the resulting cost increases partially offset some of the revenue growth that we experienced. We believe recent increases in federal interest rates have put downward pressure on demand in our industry by reducing affordability for homebuyers across all of our markets. We are beginning to observe trends away from the exceptionally strong homebuilding market of the last two years towards rates and conditions that we expect will be more aligned with historical norms.

Costs of construction of our homes have varied significantly over the past two years. We believe that supply chain issues primarily originating from the COVID-19 pandemic have begun to show signs of easing, and that products previously in backlog or at rising costs have begun to normalize. While certain products are still at times difficult to procure, we expect to manage this challenge by partnering with suppliers that can dedicate their attention and products to us, expanding our operational forecasts to assist in making purchase orders with sufficient lead time, using standard size products that can be interchangeable, and holding select products on hand to ensure availability. We believe these steps will allow us to stabilize our cycle time from beginning construction on a home to final delivery to the homebuyer.

Despite rising interest rates and an uptick in the supply of homes on the market, we expect to continue experiencing demand at our communities that is more consistent with the historical trends we experienced prior to the COVID-19 pandemic. We believe our customers generally understand the market and the current interest rate environment. This has led to us providing limited purchase incentives, subject to managing our inventory levels in certain markets. The majority of our incentives focus on assistance with buying down the homebuyers’ interest rate, while certain other of our incentives focus on interest rate locks or direct price reductions. While we have seen cancellations rise, we believe we are still below historical norms and we regularly perform stress tests on our backlog to maintain a strong percentage of sales that convert to deliveries. Additionally, we have partnered with NFM Lending as a preferred lender and monitor the credit worthiness of our homebuyers to ensure our sales lead to successful home deliveries. In July 2022, subsequent to the reporting period, we entered into a licensing agreement with NFM Lending wherein it will provide mortgage services under the name Landsea Mortgage.

We continue to capitalize on opportunities to shift inventory and product to more affordable offerings through our recent growth resulting from acquisitions in Florida and Texas. In May 2021, we completed the acquisition of Vintage Estate Homes (“Vintage”), a Florida- and Texas-based homebuilder. The Vintage acquisition added our Florida and Texas reportable segments. In January 2022, we acquired 100% of Hanover Family Builders, LLC (“Hanover”), a Florida-based homebuilder, for an aggregate cash purchase price, net of working capital adjustments, of $262.6 million. The Hanover acquisition increases our presence in Florida with a backlog of 522 units valued at
Landsea Homes Corp. | Q2 2022 Form 10-Q | 23

$228.1 million as of the acquisition date. We believe these acquisitions fit with and continue to advance our overall business strategy by expanding into new geographic and diverse markets.

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

Summary Results of Operations

For the six months ended June 30, 2022, home sales revenue increased 65% to $648.8 million from $394.4 million and home deliveries increased 55% to 1,124 units from 726 units, in each case as compared to the same period in the prior year. The increase in home deliveries and home sales revenue year-over-year is derived primarily from our Florida segment due to the recent acquisitions in that segment. We had 523 home deliveries generating revenue of $215.6 million from our Florida segment. In addition, our Metro New York segment began delivering homes at its one community, adding home sales revenue of $67.6 million in the six months ended June 30, 2022. In total, our net income for the six months ended June 30, 2022 was $27.9 million compared to $3.6 million in the corresponding prior period.

We remain focused on growth and view our leverage ratios as a key factor in allowing us to expand. Even as we have grown organically and through acquisitions in recent years, we remain in a position to act on our strategy and to be opportunistic about acquisitions and other growth opportunities. Our debt-to-capital ratio increased to 44.6% as of June 30, 2022 compared to 42.6% as of December 31, 2021. We believe the strength of our balance sheet and operating platform have positioned us well to continue to execute our growth strategy.

We anticipate the homebuilding markets in each of our operating segments to be tied to both the local economy and the macro-economic environment. Accordingly, net orders, home deliveries, and average selling price (“ASP”) in future years could be negatively affected by economic conditions, such as rising interest rates, decreases in employment and median household incomes, as well as decreases in household formations and increasing supply of inventories. Shortages in labor or materials could also significantly increase costs, reduce gross margins, and lower our overall profitability. During the first half of 2022, we experienced increases in our production cycle times due to labor and material shortages that have caused us to reduce our absorption rate in certain markets, mainly in our
Landsea Homes Corp. | Q2 2022 Form 10-Q | 24

Arizona segment. Additionally, our results could be impacted by a decrease in home affordability as a result of price appreciation, increases in mortgage interest rates, or tightening of mortgage lending standards.

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

	Three Months Ended June 30,
	2022				2021				% Change
	Homes	Dollar Value	ASP	Monthly Absorption Rate	Homes	Dollar Value	ASP	Monthly Absorption Rate	Homes	Dollar Value	ASP	Monthly Absorption Rate
	(dollars in thousands)
Arizona	133	$64,962	$488	3.4	150	$60,267	$402	4.3	(11%)	8%	21%	(21%)
California	115	112,070	975	3.5	137	120,151	877	4.2	(16%)	(7%)	11%	(17%)
Florida(1)	287	139,692	487	3.6	47	21,687	461	2.2	511%	544%	6%	64%
Metro New York(2)	—	2,874	N/A	—	5	13,298	2,660	2.4	(100%)	(78%)	N/A	(100%)
Texas(1)	3	2,914	971	0.5	(9)	(8,071)	897	(4.5)	(133%)	(136%)	8%	(111%)
Total	538	$322,512	$599	3.3	330	$207,332	$628	3.5	63%	56%	(5)%	(6%)
(1)    Monthly absorption rates for Florida and Texas in 2021 are based on two months, for the time subsequent to the acquisition of Vintage Estate Homes in May 2021.
(2)    During the three months ended June 30, 2022, the Metro New York segment had one cancellation and one sale.

	Six Months Ended June 30,
	2022				2021				% Change
	Homes	Dollar Value	ASP	Monthly Absorption Rate	Homes	Dollar Value	ASP	Monthly Absorption Rate	Homes	Dollar Value	ASP	Monthly Absorption Rate
	(dollars in thousands)
Arizona	272	$139,023	$511	3.9	433	$165,985	$383	5.4	(37%)	(16%)	33%	(28%)
California	289	274,245	949	4.3	280	272,537	973	4.1	3%	1%	(2)%	5%
Florida(1)	594	279,056	470	3.6	47	21,687	461	2.2	1164%	1187%	2%	64%
Metro New York	13	37,190	2,861	2.2	5	13,298	2,660	2.8	160%	180%	8%	(21%)
Texas(1)	7	7,096	1,014	0.5	(9)	(8,071)	897	(4.5)	(178%)	(188%)	13%	(111%)
Total	1,175	$736,610	$627	3.6	756	$465,436	$616	4.3	55%	58%	2%	(16%)
(1)    Monthly absorption rates for Florida and Texas in 2021 are based on two months, for the time subsequent to the acquisition of Vintage Estate Homes in May 2021.

For the six months ended June 30, 2022, the decrease in net new orders and dollar value in Arizona is primarily due to intentional delays in our sales process. We are experiencing constraints in our production processes due to labor and material shortages for homes currently under construction and that has extended our production cycle. We expect such delays are likely to continue in the short-term. The change in the dollar value of net new home orders in Arizona was offset by a 21% and 33% increase in ASP during the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021. This is primarily due to price appreciation in the Arizona market and a larger number of homes in communities with higher-end products.

In the California segment, the decrease in net new orders for the three months ended June 30, 2022 was primarily due to a slower sales pace. Year-to-date results for the six months ended June 30, 2022 were consistent with the results from the comparable period in the prior year.

Landsea Homes Corp. | Q2 2022 Form 10-Q | 25

We began operations in the Florida and Texas segments in May 2021 following the acquisition of Vintage and we expanded our Florida operations with the acquisition of Hanover in January 2022. During the six months ended June 30, 2021, our Texas segment had nine cancellations due to older sales contracts that did not reflect current costs.

The Metro New York segment began selling homes during the second quarter of 2021 and continued during the three and six months ended June 30, 2022 at its one active community.

Average Selling Communities

Average Selling Communities is the sum of communities actively selling homes each month, divided by the total months in the calculation period.

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	% Change	2021	2022	% Change	2021
Arizona	13.0	11%	11.7	11.5	(14%)	13.3
California	11.0	—%	11.0	11.3	(2%)	11.5
Florida(1)	26.7	154%	10.5	27.7	164%	10.5
Metro New York	1.0	43%	0.7	1.0	233%	0.3
Texas(1)	2.0	100%	1.0	2.5	150%	1.0
Total	53.7	73%	31.0	54.0	86%	29.0
(1)    Average selling communities calculations for Florida and Texas in 2021 are based on two months, for the time subsequent to the acquisition of Vintage Estate Homes in May 2021.

Home Deliveries and Home Sales Revenue

Changes in home sales revenue are the result of changes in the number of homes delivered and the ASP of those delivered homes. Commentary on significant changes for each of the segments in these metrics is provided below.

	Three Months Ended June 30,
	2022			2021			% Change
	Homes	Dollar Value	ASP	Homes	Dollar Value	ASP	Homes	Dollar Value	ASP
	(dollars in thousands)
Arizona	154	$69,176	$449	207	$69,672	$337	(26%)	(1%)	33%
California	133	107,687	810	144	141,541	983	(8)%	(24)%	(18)%
Florida	252	109,084	433	71	25,100	354	255%	335%	22%
Metro New York	28	59,926	2,140	—	—	N/A	N/A	N/A	N/A
Texas	5	4,934	987	3	3,287	1,096	67%	50%	(10)%
Total	572	$350,807	$613	425	$239,600	$564	35%	46%	9%

	Six Months Ended June 30,
	2022			2021			% Change
	Homes	Dollar Value	ASP	Homes	Dollar Value	ASP	Homes	Dollar Value	ASP
	(dollars in thousands)
Arizona	297	$131,191	$442	389	$129,344	$333	(24%)	1%	33%
California	261	223,239	855	263	236,634	900	(1)%	(6)%	(5)%
Florida	523	215,625	412	71	25,100	354	637%	759%	16%
Metro New York	32	67,626	2,113	—	—	N/A	N/A	N/A	N/A
Texas	11	11,092	1,008	3	3,287	1,096	267%	237%	(8)%
Total	1,124	$648,773	$577	726	$394,365	$543	55%	65%	6%

Our Arizona segment delivered 154 and 297 homes and generated $69.2 million and $131.2 million in home sales revenue for the three and six months ended June 30, 2022, respectively. The decrease in home closings compared to
Landsea Homes Corp. | Q2 2022 Form 10-Q | 26

the same periods in 2021 was primarily attributable to production delays and a decrease in the absorption rate that we believe relates to buyers’ growing concerns around higher interest rates. This decrease was offset by an increase in ASP of 33% for each of the three and six months ended June 30, 2022, over the same periods in 2021. The increase in ASP was primarily due to price appreciation in the Arizona market and a larger number of homes delivered in communities with higher-end products.

Our California segment delivered 133 and 261 homes and generated $107.7 million and $223.2 million in home sales revenue for the three and six months ended June 30, 2022, respectively, a decrease of 8% and 1% of home deliveries, respectively, compared to the corresponding period in 2021. These decreases were primarily the result of production delays due to shortages of certain products.

We began operations in the Florida and Texas segments in May 2021 following the acquisition of Vintage and we expanded our Florida operations with the acquisition of Hanover in January 2022. ASP increased 16% during the six months ended June 30, 2022 compared to the corresponding prior year period due to higher revenue from the Hanover acquisition, which included homes in Orlando-area communities with higher price points.

The Metro New York segment delivered its first homes during the six months ended June 30, 2022. The higher price point of the segment generates a significantly higher ASP than our other offerings. As of June 30, 2022 there are 18 remaining units in the currently selling project in Metro New York.

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
Landsea Homes Corp. | Q2 2022 Form 10-Q | 27

- Business Combinations within the accompanying notes to the consolidated financial statements for additional discussion regarding acquired work in process inventory.

	Three Months Ended June 30,
	2022	%	2021	%
	(dollars in thousands)
Home sales revenue	$350,807	100.0%	$239,600	100.0%
Cost of home sales	276,156	78.7%	198,987	83.0%
Home sales gross margin	74,651	21.3%	40,613	17.0%
Add: Interest in cost of home sales	14,704	4.2%	11,276	4.7%
Add: Inventory impairments	—	—%	—	—%
Adjusted home sales gross margin excluding interest and inventory impairments (1)	89,355	25.5%	51,889	21.7%
Add: Purchase price accounting for acquired inventory	12,812	3.7%	4,328	1.8%
Adjusted home sales gross margin excluding interest, inventory impairments, and purchase price accounting for acquired inventory (1)	$102,167	29.1%	$56,217	23.5%

	Six Months Ended June 30,
	2022	%	2021	%
	(dollars in thousands)
Home sales revenue	$648,773	100.0%	$394,365	100.0%
Cost of home sales	511,858	78.9%	335,828	85.2%
Home sales gross margin	136,915	21.1%	58,537	14.8%
Add: Interest in cost of home sales	21,086	3.3%	18,289	4.6%
Add: Inventory impairments	—	—%	—	—%
Adjusted home sales gross margin excluding interest and inventory impairments (1)	158,001	24.4%	76,826	19.5%
Add: Purchase price accounting for acquired inventory	30,550	4.7%	7,129	1.8%
Adjusted home sales gross margin excluding interest, inventory impairments, and purchase price accounting for acquired inventory (1)	$188,551	29.1%	$83,955	21.3%
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

Home sales gross margin increased by 430 basis points and 630 basis points to 21.3% and 21.1% for the three and six months ended June 30, 2022 compared to the corresponding period in 2021, in each case respectively, primarily due to price appreciation amid high product demand in our Arizona and California segments. Adjusted home sales gross margin excluding interest, inventory impairments, and purchase price accounting for acquired inventory increased 560 basis points and 780 basis points to 29.1% for the three and six months ended June 30, 2022, respectively, compared to the corresponding period in 2021 primarily due to price appreciation and an increase in gross margins within our California segment and the establishment of the Florida segment with high gross margins excluding purchase price accounting. The purchase price accounting for acquired inventory is a result of the recent business combinations.

Landsea Homes Corp. | Q2 2022 Form 10-Q | 28

Backlog

Backlog reflects the number of homes, net of cancellations, for which we have entered into a sales contract with a customer but have not yet delivered the home.

	June 30, 2022			June 30, 2021			% Change
	Homes	Dollar Value	ASP	Homes	Dollar Value	ASP	Homes	Dollar Value	ASP
	(dollars in thousands)
Arizona	397	$189,064	$476	552	$209,573	$380	(28)%	(10)%	25%
California	284	277,382	977	259	252,314	974	10%	10%	—%
Florida(1)	876	407,066	465	353	135,070	383	148%	201%	21%
Metro New York	6	20,251	3,375	5	13,298	2,660	20%	52%	27%
Texas	8	8,352	1,044	28	19,960	713	(71)%	(58)%	46%
Total	1,571	$902,115	$574	1,197	$630,215	$526	31%	43%	9%
(1)    Backlog acquired in Florida at the date of the Hanover acquisition was 522 homes with a value of $228,097 thousand.
The increase in the number of backlog homes and value as of June 30, 2022 as compared to June 30, 2021, is primarily attributable to the Hanover acquisitions, which added a significant backlog in the Florida segment. The increase in value and ASP coincides with price appreciation for the net new home orders during the three and six months ended June 30, 2022.

Lot Sales and Other Revenue

Lot sales and other revenue and gross margin can vary significantly between reporting periods based on the number of lots under contract and the percentage of completion related to the development activities required as part of the lot sales and other contracts. For the three and six months ended June 30, 2022, we recognized $17.9 million and $36.1 million, respectively, of lot sales and other revenue from the sale of lots in our Arizona, Florida, and Texas segments and the subsequent development of the lots and homes under contract. For the three and six months ended June 30, 2021, we collectively recognized $10.7 million and $16.3 million, respectively, of lot sales and other revenue in our Arizona, Florida and Texas segments.

As of June 30, 2022 and December 31, 2021, we had contract assets of $17.7 million and $6.1 million, respectively, related to lot sales and other revenue. The contract asset balance is included in other assets on the Company’s consolidated balance sheets and represents cash to be received for work already performed on lot sale and other contracts. The amount of the transaction price for lot sales and other contracts allocated to performance obligations that were unsatisfied, or partially unsatisfied, as of June 30, 2022 and December 31, 2021 was $29.5 million and $63.9 million, respectively. As of June 30, 2022 and December 31, 2021, we had $0.3 million and $4.0 million deferred revenue, respectively, related to lot sales and other revenue included in accrued expenses and other liabilities in the Company’s consolidated balance sheets. We recognize these amounts as development progresses and the related performance obligations are completed. We recognized $1.0 million and $4.0 million of lot sales and other revenue during the three and six months ended June 30, 2022, respectively, related to the deferred revenue balance as of December 31, 2021.

Landsea Homes Corp. | Q2 2022 Form 10-Q | 29

Lots Owned or Controlled

The table below summarizes the lots owned or controlled by reportable segment as of the dates presented. Lots controlled includes lots where we have placed a deposit and have a signed purchase contract or rolling option contract.

	June 30, 2022			June 30, 2021
	Lots Owned	Lots Controlled	Total	Lots Owned	Lots Controlled	Total	% Change
Arizona	2,362	2,285	4,647	3,425	1,167	4,592	1%
California	684	2,078	2,762	1,053	1,210	2,263	22%
Florida	1,690	2,954	4,644	685	902	1,587	193%
Metro New York	18	—	18	50	—	50	(64%)
Texas	28	918	946	57	7	64	1,378%
Total	4,782	8,235	13,017	5,270	3,286	8,556	52%

The total lots owned and controlled at June 30, 2022 increased 52% from June 30, 2021, primarily due to the acquisition of Hanover, which added approximately 3,800 lots owned and controlled, and the addition of more than 900 controlled lots in our Texas division.

Results of Operations by Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Pretax income	(dollars in thousands)		(dollars in thousands)
Arizona	$6,465	$3,835	$11,607	$5,268
California	22,689	14,900	48,026	14,741
Florida	3,784	885	3,856	885
Metro New York	1,998	(139)	1,456	(970)
Texas	136	395	122	395
Corporate	(11,846)	(4,978)	(23,713)	(16,572)
Total	$23,226	$14,898	$41,354	$3,747

Our Arizona segment recorded pretax income of $6.5 million and $11.6 million in the three and six months ended June 30, 2022, respectively, compared to $3.8 million and $5.3 million in the comparable periods during 2021, respectively. The increase in pretax income in 2022 is primarily due to a 33% increase in ASP and increased gross margins stemming from high demand which has allowed us to increase pricing.

Our California segment recorded pretax income of $22.7 million and $48.0 million for the three and six months ended June 30, 2022, respectively, compared to a pretax income of $14.9 million and $14.7 million in the comparable periods in 2021, respectively. The increase was due primarily to increasing demand in the current period, which allowed us to increase pricing and contributed to an increase in gross margins in California. Additionally, we closed out of certain lower gross margin communities in 2021 that negatively impacted our pretax net income.

Our Florida segment recorded pretax income of $3.8 million and $3.9 million for the three and six months ended June 30, 2022, respectively, compared to a pretax income of $0.9 million in each of the comparable periods in 2021. We began operations in the Florida segment in May 2021 following the acquisition of Vintage, and we expanded our Florida operations with the acquisition of Hanover in January 2022. Included in Florida's pretax income for the three and six months ended June 30, 2022 is $12.3 million and $29.2 million, respectively, of purchase price accounting amortization recorded in cost of home sales for acquired inventory related to the Vintage and Hanover acquisitions. Excluding the purchase price accounting, the Florida segment pretax net income was $16.1 million and $33.1 million for the three and six months ended June 30, 2022, respectively.
Landsea Homes Corp. | Q2 2022 Form 10-Q | 30

The Metro New York segment had pretax income of $2.0 million and $1.5 million for the three and six months ended June 30, 2022, respectively. The pretax income is primarily due to closings beginning at our consolidated project in this segment at the end of the first quarter in 2022. Prior to this the only income-generating activities were from an unconsolidated joint venture.

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

Sales, Marketing, and General and Administrative Expenses

	Three Months Ended June 30,		As a Percentage of Home Sales
	2022	2021	2022	2021
	(dollars in thousands)
Sales and marketing expenses	$24,155	$12,650	6.9%	5.3%
General and administrative expenses	27,037	13,935	7.7%	5.8%
Total sales, marketing, and G&A expenses	$51,192	$26,585	14.6%	11.1%

	Six Months Ended June 30,		As a Percentage of Home Sales
	2022	2021	2022	2021
	(dollars in thousands)
Sales and marketing expenses	$43,303	$22,581	6.7%	5.7%
General and administrative expenses	49,623	28,921	7.6%	7.3%
Total sales, marketing, and G&A expenses	$92,926	$51,502	14.3%	13.0%

For the three and six months ended June 30, 2022, the sales, marketing, and general and administrative (“SG&A”) expense rate as a percentage of home sales revenue was 14.6% and 14.3%, respectively, an increase of 3.5% and 1.3% from the prior year periods, respectively. The increase is primarily due to higher closing costs, higher wages due to increases in headcount including acquisitions and upward pressure on wages, as well as higher professional fees partially offset by a decrease in transaction costs as significant transaction costs were incurred related to the Merger in the prior comparative period.

Provision for Income Taxes

The provision for income taxes for the three and six months ended June 30, 2022 was a provision of $8.4 million and $13.4 million, respectively, as compared to a benefit of $4.2 million and $0.2 million for the three and six months ended June 30, 2021, respectively. The effective tax rate for the three and six months ended June 30, 2022 was 36.0% and 32.5%, respectively, as compared to 28.5% and 4.9% for the three and six months ended June 30, 2021, respectively. The difference between the statutory tax rate and the effective tax rate for the six months ended June 30, 2022 is primarily related to state income taxes net of federal income tax benefits, estimated deduction limitations for executive compensation, and warrant fair market value adjustments. The difference between the statutory tax rate and the effective tax rate for the six months ended June 30, 2021 is primarily related to state income taxes net of federal income tax benefits, estimated deduction limitations for executive compensation, warrant fair market value adjustments, the gain on forgiveness of our $4.3 million Paycheck Protection Program loan, and tax credits for energy efficient homes.

The accounting for deferred taxes is based upon estimates of future results. Differences between the anticipated and actual outcomes of these future results could have a material impact on our consolidated results of operations or
Landsea Homes Corp. | Q2 2022 Form 10-Q | 31

financial position. Also, changes in existing federal and state tax laws and tax rates could affect future tax results and the valuation of our deferred tax assets.

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
Liquidity and Capital Resources

Overview

As of June 30, 2022, we had $99.7 million of cash, cash equivalents, and restricted cash, a $243.6 million decrease from December 31, 2021, primarily due to a net payment of $258.7 million for the Hanover acquisition, common stock repurchases of $40.2 million and repurchases of private placement warrants for $16.5 million, as well as other land purchases and construction costs. These cash outlays were partially offset by net borrowings on debt of $71.4 million and contributions from noncontrolling interests to a consolidated joint venture of $55.0 million. In addition, we had $4.7 million of cash held in escrow as of June 30, 2022 for closings happening immediately before quarter-end in which we received the funds from escrow subsequent to June 30, 2022.

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

We intend to utilize debt as part of our ongoing financial strategy, coupled with redeployment of cash flows from operations to finance our business. As of June 30, 2022, we had outstanding borrowings of $544.3 million in aggregate principal, excluding deferred loan costs. We will consider a number of factors when evaluating our level of indebtedness and when making decisions regarding the incurrence of new indebtedness, including the purchase price of assets to be acquired with debt financing, the market value of our assets and the ability of particular assets, and our business as a whole, to generate cash flow to cover the expected debt service. In addition, our credit
Landsea Homes Corp. | Q2 2022 Form 10-Q | 32

facilities contain certain financial covenants, among other things, that limit the amount of leverage we can maintain, as well as minimum tangible net worth and liquidity requirements.

We believe that we will be able to fund our current and foreseeable liquidity needs with our cash on hand, cash generated from operations, and cash expected to be available from our credit facilities or through accessing debt or equity capital as needed.

Credit Facility
In October 2021, the Company entered into a line of credit agreement (the “Credit Agreement”). The Credit Agreement provides for a senior unsecured borrowing of up to $655.0 million as of June 30, 2022. The Company may increase the borrowing amount up to $850.0 million, under certain conditions. Borrowings under the Credit Agreement bear interest at the Secured Overnight Financing Rate (“SOFR”) plus 3.35% or the Prime Rate (as defined in the Credit Agreement) plus 2.75%. The interest rate includes a floor of 3.85%. As of June 30, 2022, the interest rate on the loan was 4.37%. The Credit Agreement was modified in June 2022 to increase the borrowing commitment by $70 million to $655.0 million and replace the London Interbank Offered Rate (“LIBOR”) with SOFR as an index rate. The Credit Agreement matures in October 2024.
The Company’s loan has certain financial covenants, such as requirements for the Company to maintain a minimum liquidity balance, minimum tangible net worth, gross profit margin, leverage and interest coverage ratios. The Company's loans contain various representations, warranties, and covenants that are customary for these types of agreements. As of June 30, 2022, the Company was in compliance with all Credit Agreement covenants.

Letters of Credit and Performance Bonds

In the ordinary course of business, and as part of the entitlement and development process, the Company's subsidiaries are required to provide performance bonds to assure completion of certain public facilities. As of June 30, 2022 and December 31, 2021, we had $127.2 million and $94.7 million, respectively, in performance bonds issued and outstanding. Although significant development and construction activities have been completed related to the improvements at these sites, the performance bonds are generally not released until all development and construction activities are completed.

Financial Covenants

Our loans have certain financial covenants, including requirements for us to maintain a minimum liquidity balance, minimum tangible net worth as well as maximum leverage and interest coverage ratios. See the table below for the covenant calculations.

	June 30, 2022		December 31, 2021
Financial Covenants	Actual	Covenant Requirement	Actual	Covenant Requirement
	(dollars in thousands)		(dollars in thousands)
Minimum Liquidity Covenant	$215,055	$50,000	$346,889	$50,000
Interest Coverage Ratio - Adjusted EBITDA to Interest Incurred	5.81	1.75	3.69	1.5
Tangible Net Worth	$595,737	$356,421	$596,030	$329,182
Maximum Leverage Ratio (1)	43.3%	<60%	18.7%	<65%
(1)     Calculation is debt, net of certain cash amounts, divided by that same net debt balance plus tangible net worth.

The loan agreements also contain certain restrictive covenants, including limitations on incurrence of other indebtedness, liens, dividends and other distributions, asset dispositions, investments, and limitations on fundamental changes. The agreements contain customary events of default, subject to cure periods in certain circumstances, that would result in the termination of the commitments and permit the lender to accelerate payment on outstanding borrowings. These events of default include nonpayment of principal, interest, and fees or other amounts; violation of covenants; inaccuracy of representations and warranties; cross default to certain other
Landsea Homes Corp. | Q2 2022 Form 10-Q | 33

indebtedness; unpaid judgments; change in control; and certain bankruptcy and other insolvency events. As of June 30, 2022, we were in compliance with all required covenants.

Cash Flows—Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021

For the six months ended June 30, 2022 and 2021, the comparison of cash flows is as follows:

•Net cash used in operating activities was $48.0 million during the six months ended June 30, 2022 compared to $86.1 million during the same period in 2021. The decrease in net cash flows used from operating activities was primarily due to proceeds from home sales, with net income growing $24.4 million compared to the same period in 2021 and a lower real estate inventory increase of $39.2 million. This was partially offset by an increase in other assets of $27.3 million primarily related to funds held in escrow for the purchase of real estate inventory.

•Net cash used in investing activities was $261.4 million during the six months ended June 30, 2022, compared to $34.9 million during the same period in 2021. This difference was primarily related to payments of $258.7 million, net of cash received, for our acquisition of Hanover during the six months ended June 30, 2022, compared to payments of $44.5 million for our acquisition of Vintage during the corresponding period in the prior year.

•Net cash provided by financing activities was $65.8 million during the six months ended June 30, 2022, compared to $158.2 million during the same period in 2021. The decrease was largely due to $40.2 million of repurchases of our common stock and $16.5 million of repurchases of our private placement warrants during the six months ended June 30, 2022 and net proceeds of $64.4 million from the Merger during the six months ended June 30, 2021. Additionally, net of paydowns, we borrowed $26.9 million less from notes and other debts payable during the six months ended June 30, 2022 as compared to the prior period in 2021. The decrease was partially offset by contributions of $55.0 million from a noncontrolling interest to fund a consolidated joint venture that was formed in the six months ended June 30, 2022.

Option Contracts

In the ordinary course of business, we enter into land purchase contracts in order to procure lots for the construction of homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require a cash deposit, and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers and others as a method of acquiring land in staged takedowns, to help manage the financial and market risk associated with land holdings, and to reduce the use of funds from financing sources. Option contracts generally require payment of a non-refundable deposit for the right to acquire lots over a specified period of time at pre-determined prices. Our obligations with respect to purchase contracts and option contracts are generally limited to the forfeiture of the related non-refundable cash deposits. As of June 30, 2022, we had outstanding purchase and option contracts totaling $508.0 million, net of $79.3 million related cash deposits (of which $1.2 million is refundable) pertaining to these contracts.

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

Material Cash Requirements

As of June 30, 2022, there have been no material changes to our known contractual and other obligations appearing in the “Material Cash Requirements” section of Management’s Discussion and Analysis of Financial Condition and
Landsea Homes Corp. | Q2 2022 Form 10-Q | 34

Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on March 16, 2022.

Seasonality

Historically, the homebuilding industry experiences seasonal fluctuations in quarterly operating results and capital requirements. We typically experience the highest new home order activity during the spring, although this activity is also highly dependent on the number of active selling communities, timing of new community openings and other market factors. Since it typically takes four to eight months to construct a new home, we deliver more homes in the second half of the year as spring and summer home orders convert to home deliveries. Because of this seasonality, home starts, construction costs, and related cash outflows have historically been highest in the third and fourth quarters, and the majority of cash receipts from home deliveries occurs during the second half of the year. We expect this seasonal pattern to continue over the long-term, although it may be affected by volatility in the homebuilding industry.

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

Net Debt to Net Capital

The following table presents the ratio of debt to capital as well as the ratio of net debt to net capital, which is a non-GAAP financial measure. The ratio of debt to capital is computed as the quotient obtained by dividing total debt, net of issuance costs, by total capital (sum of total debt, net of issuance costs, plus total equity).

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

Landsea Homes Corp. | Q2 2022 Form 10-Q | 35

See table below reconciling this non-GAAP measure to the ratio of debt to capital.

	June 30, 2022	December 31, 2021
	(dollars in thousands)
Total notes and other debts payable, net	$534,626	$461,117
Total equity	665,136	621,397
Total capital	$1,199,762	$1,082,514
Ratio of debt to capital	44.6%	42.6%

Total notes and other debts payable, net	$534,626	$461,117
Less: cash, cash equivalents, and restricted cash	99,681	343,253
Less: cash held in escrow	4,674	4,079
Net debt	430,271	113,785
Total equity	665,136	621,397
Net capital	$1,095,407	$735,182
Ratio of net debt to net capital	39.3%	15.5%

EBITDA and Adjusted EBITDA

The following table presents EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2022 and 2021. Adjusted EBITDA is a non-GAAP financial measure used by management in evaluating operating performance. We define Adjusted EBITDA as net income before (i) income tax expense (benefit), (ii) interest expenses, (iii) depreciation and amortization, (iv) inventory impairments, (v) purchase accounting adjustments for acquired work in process inventory related to business combinations, (vi) loss (gain) on debt extinguishment or forgiveness, (vii) transaction costs related to the Merger and business combinations, (viii) the impact of income or loss allocations from our unconsolidated joint ventures, and (ix) loss on remeasurement of warrant liability. We believe Adjusted EBITDA provides an indicator of general economic performance that is not affected by fluctuations in interest, effective tax rates, levels of depreciation and amortization, and items considered to be non-recurring. The economic activity related to our unconsolidated joint ventures is not core to our operations and is the reason we have excluded those amounts. Accordingly, we believe this measure is useful for comparing our core
Landsea Homes Corp. | Q2 2022 Form 10-Q | 36

operating performance from period to period. Our presentation of Adjusted EBITDA should not be considered as an indication that our future results will be unaffected by unusual or non-recurring items.

	Three Months Ended June 30,
	2022	2021
	(dollars in thousands)
Net income	$14,854	$10,650
Provision for income taxes	8,372	4,248
Interest in cost of sales	14,737	11,299
Interest relieved to equity in net income of unconsolidated joint ventures	35	422
Interest expense	—	10
Depreciation and amortization expense	1,440	1,039
EBITDA	39,438	27,668
Purchase price accounting in cost of home sales	12,812	4,328
Transaction costs	257	637
Equity in net income of unconsolidated joint ventures, excluding interest relieved	(105)	(1,089)
Loss (gain) on debt extinguishment or forgiveness	2,476	(4,266)
Loss on remeasurement of warrant liability	1,760	5,335
Adjusted EBITDA	$56,638	$32,613

	Six Months Ended June 30,
	2022	2021
	(dollars in thousands)
Net income	$27,915	$3,564
Provision for income taxes	13,439	183
Interest in cost of sales	21,126	18,366
Interest relieved to equity in net income of unconsolidated joint ventures	70	775
Interest expense	—	21
Depreciation and amortization expense	3,063	1,953
EBITDA	65,613	24,862
Purchase price accounting in cost of home sales	30,550	7,129
Transaction costs	1,205	4,164
Equity in net income of unconsolidated joint ventures, excluding interest relieved	(139)	(1,421)
Loss (gain) on debt extinguishment or forgiveness	2,496	(4,266)
Loss on remeasurement of warrant liability	7,315	10,285
Adjusted EBITDA	$107,040	$40,753
Adjusted Net Income

Adjusted Net Income to LHC is a non-GAAP financial measure that we believe is useful to management, investors and other users of our financial information in evaluating our operating results and understanding our operating results without the effect of certain expenses that were historically pushed down by our parent company and other non-recurring items. We believe excluding these items provides a more comparable assessment of our financial results from period to period. Adjusted Net Income to LHC is calculated by excluding the effects of related party interest that was pushed down by our parent company, purchase accounting adjustments for acquired work in process inventory related to business combinations, the impact from our unconsolidated joint ventures, merger related transaction costs, loss (gain) on debt extinguishment or forgiveness, and loss on remeasurement of warrant liability, and tax-effected using a blended statutory tax rate. The economic activity related to our unconsolidated joint ventures is not core to our operations and is the reason we have excluded those amounts. We also adjust for the
Landsea Homes Corp. | Q2 2022 Form 10-Q | 37

expense of related party interest pushed down from our parent company as we have no obligation to repay the debt and related interest.

	Three Months Ended June 30,
	2022	2021
	(dollars in thousands)
Net income attributable to Landsea Homes Corporation	$14,935	$10,664

Previously capitalized related party interest included in cost of sales	1,600	4,340
Equity in net income of unconsolidated joint ventures	(70)	(667)
Purchase price accounting for acquired inventory	12,812	4,328
Loss (gain) on debt extinguishment or forgiveness	2,476	(4,266)
Loss on remeasurement of warrant liability	1,760	5,335
Total adjustments	18,578	9,070
Tax-effected adjustments (1)	16,566	6,870

Adjusted net income attributable to Landsea Homes Corporation	$31,501	$17,534

	Six Months Ended June 30,
	2022	2021
	(dollars in thousands)
Net income attributable to Landsea Homes Corporation	$28,000	$3,590

Previously capitalized related party interest included in cost of sales	3,117	7,242
Equity in net income of unconsolidated joint ventures	(69)	(646)
Purchase price accounting for acquired inventory	30,550	7,129
Merger related transaction costs	—	2,656
Loss (gain) on debt extinguishment or forgiveness	2,496	(4,266)
Loss on remeasurement of warrant liability	7,315	10,285
Total adjustments	43,409	22,400
Tax-effected adjustments (1)	36,272	17,895

Adjusted net income attributable to Landsea Homes Corporation	$64,272	$21,485
(1)    Our tax-effected adjustments are based on our federal rate and a blended state rate adjusted for certain discrete items.

Landsea Homes Corp. | Q2 2022 Form 10-Q | 38

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Due to the nature of homebuilding and our business we are exposed to market risks in the ordinary course of our business, including the effects of interest rate changes and inflation as described below. We are also exposed to market risk from fluctuations in our stock prices and related characteristics.

Interest Rates

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. The Company's primary exposure to market risk is interest rate risk associated with variable notes and credit facilities. Borrowings under our current credit facility bear interest at a floating rate equal to the Prime rate plus 2.75% or SOFR plus 3.35% per annum.

Inflation

Operations can be adversely impacted by inflation, primarily from higher land, financing, labor, material, and construction costs. In addition, inflation can lead to higher mortgage rates, which can significantly affect the affordability of mortgage financing to homebuyers. While we attempt to pass on cost increases to customers through increased prices, when weak housing market conditions exist, we are often unable to offset cost increases with higher selling prices.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(3) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

As of June 30, 2022, management, under the supervision of our Company’s Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of such date due to material weaknesses in internal control over financial reporting as described under the section Material Weaknesses in Internal Control Over Financial Reporting below.

Based upon SEC staff guidance, an assessment of internal controls over financial reporting of a recently acquired business may be excluded from management's evaluation of disclosure controls and procedures for up to a year from the date of acquisition. We excluded Hanover Family Builders from our assessment of disclosure controls and procedures as of June 30, 2022 because it was acquired by the Company in a purchase business combination during the first quarter 2022. The elements of the acquired business’ internal controls over financial reporting that have been excluded represent 2% of our total assets as of June 30, 2022 and 23% of our total revenue for the six months ended June 30, 2022.

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
Landsea Homes Corp. | Q2 2022 Form 10-Q | 39

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

Remediation Efforts

We continue to implement measures designed to improve our internal control over financial reporting to remediate these material weaknesses, including hiring additional personnel with appropriate education, experience, and certifications for key positions in the financial reporting and accounting function, as well as continuing to design improved processes and internal controls, including transaction-level controls, controls over the maintenance of appropriate segregation of duties over journal entries, account reconciliations, and strengthening supervisory reviews by our management.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the six months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Landsea Homes Corp. | Q2 2022 Form 10-Q | 40

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Item 1, Part 1, “Note 9. Commitments and Contingencies - Legal.”

Item 1A. Risk Factors

There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 that was filed with the SEC on March 16, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth information concerning the Company’s repurchases of equity securities during the three months ended June 30, 2022.

	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)		Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)(2)(3)		Approximate Dollar Value of Shares (or Units) that may yet be Purchased Under the Plans or Programs (in millions)(1)(2)(3)
	Common Stock	Warrants	Common Stock	Warrants	Common Stock	Warrants	Common Stock	Warrants
April 1, 2022 - April 30, 2022	722,923	—	$8.54	$—	722,923	—	$10.0	$—
May 1, 2022 - May 31, 2022	—	—	—	—	—	—	40.0	—
June 1, 2022 - June 30, 2022	4,398,826	5,500,000	6.82	3.00	4,398,826	—	10.0	—
Total	5,121,749	5,500,000	$7.06	$3.00	5,121,749	—	$10.0	$—
(1)    On January 31, 2022, the Company announced that its Board of Directors authorized a stock repurchase program. The program allowed for the repurchase of up to $10.0 million worth of common stock, inclusive of associated fees, so long as the purchase price per share did not exceed $15.00 per share. The authorization to effect stock repurchases expired on June 30, 2022, with no remaining capacity to repurchase common stock. On May 3, 2022, the Company announced that its Board of Directors authorized an extension of the stock repurchase program, which expires December 31, 2022, and an additional $10.0 million of capacity to repurchase common stock.
(2)    On June 1, 2022, the Company announced that its Board of Directors authorized a repurchase of 4,398,826 shares of common stock directly from the Company’s majority shareholder for $30.0 million, or a per-share price of $6.82. The Company consummated this repurchase in June 2022.
(3)    On June 16, 2022, the Company announced that it repurchased all of its outstanding private placement warrants for $16.5 million, or $3.00 per warrant. This amount included $6.6 million for the repurchase of 2.2 million of such warrants held by the Company’s majority shareholder, as previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on June 16, 2022.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Landsea Homes Corp. | Q2 2022 Form 10-Q | 41

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
10.1
Third Amendment Agreement, dated April 13, 2022, by and among Landsea Homes Corporation, as borrower, the other loan parties party thereto, Western Alliance Bank as administrative agent, and the lender parties thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 20, 2022).

10.2
Second Amendment to the Stockholder’s Agreement, dated April 25, 2022, by and between Landsea Homes Corporation and Landsea Holdings Corporation (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 26, 2022).

10.3
Share Repurchase Agreement, by and between Landsea Homes Corporation and Landsea Holdings Corporation, dated June 1, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 1, 2022).

10.4
Private Placement Warrants Purchase Agreement, by and between Landsea Homes Corporation and Level Field Capital, LLC, dated June 10, 2022 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 16, 2022).

10.5
Private Placement Warrants Purchase Agreement, by and between Landsea Homes Corporation and Landsea Holdings Corporation, dated June 10, 2022 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on June 16, 2022).

10.6
Private Placement Warrants Purchase Agreement, by and between Landsea Homes Corporation and BlackRock Credit Alpha Master Fund L.P., dated June 15, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 16, 2022).

10.7
Private Placement Warrants Purchase Agreement, by and between Landsea Homes Corporation and HC NCBR Fund, dated June 15, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 16, 2022).

10.8
Fourth Amendment Agreement, dated June 30, 2022, by and among Landsea Homes Corporation, as borrower, the other loan parties party thereto, Western Alliance Bank as administrative agent, and the lender parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 5, 2022).

10.9
First Amendment, dated June 30, 2022, to Trademark License Agreement, by and among Landsea Homes Corporation, on behalf of itself and certain of its subsidiaries set forth on Exhibit A thereto and Landsea Group Co., Ltd., dated January 7, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2022).

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
Landsea Homes Corp. | Q2 2022 Form 10-Q | 42

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021; (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2022 and 2021, (iii) Consolidated Statements of Equity for the three and six months ended June 30, 2022 and 2021; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021 and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL (included as Exhibit 101).

*    Filed herewith.
**    Furnished herewith.

Landsea Homes Corp. | Q2 2022 Form 10-Q | 43

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Landsea Homes Corporation

Date: August 5, 2022	By:	/s/ John Ho
John Ho
Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2022	By:	/s/ Chris Porter
Chris Porter
Chief Financial Officer
(Principal Financial Officer)

Landsea Homes Corp. | Q2 2022 Form 10-Q | 44