Form 10-Q
period 2022-09-30
Landsea Homes Corp
filed 2022-11-03
CIK 1721386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR
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

As of November 1, 2022, 40,950,043 Class A common stock, par value $0.0001 per share, were outstanding.

Landsea Homes Corporation
Form 10-Q Index
For the Three and Nine Months Ended September 30, 2022

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Landsea Homes Corporation
Consolidated Balance Sheets - (Unaudited)
(in thousands, except share and per share amounts)

	September 30, 2022	December 31, 2021
Assets
Cash and cash equivalents	$110,192	$342,810
Cash held in escrow	7,190	4,079
Restricted cash	—	443
Real estate inventories (including related party interest of $3,909 and $7,509, respectively)	1,179,418	844,792
Due from affiliates	5,180	4,465
Investment in and advances to unconsolidated joint ventures (including related party interest of $0 and $70, respectively)	—	470
Goodwill	68,639	24,457
Other assets (including right-of-use assets with a related party of $1,454 and $2,010, respectively)	98,239	43,998
Total assets	$1,468,858	$1,265,514

Liabilities
Accounts payable	$82,347	$73,734
Accrued expenses and other liabilities (including lease liabilities with a related party of $1,454 and $2,010, respectively)	114,836	97,724
Due to affiliates	2,357	2,357
Warrant liability	—	9,185
Notes and other debts payable, net	585,065	461,117
Total liabilities	784,605	644,117

Commitments and contingencies

Equity
Stockholders' equity:
Preferred stock, $0.0001 par value, 50,000,000 shares authorized, none issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized, 42,110,794 issued and 40,950,043 outstanding as of September 30, 2022, 46,281,091 issued and outstanding as of December 31, 2021	4	5
Additional paid-in capital	497,078	535,345
Retained earnings	132,767	84,797
Total stockholders' equity	629,849	620,147
Noncontrolling interests	54,404	1,250
Total equity	684,253	621,397
Total liabilities and equity	$1,468,858	$1,265,514
See accompanying notes to the consolidated financial statements.

Landsea Homes Corp. | Q3 2022 Form 10-Q | 1

Landsea Homes Corporation
Consolidated Statements of Operations - (Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue
Home sales	$326,496	$208,916	$975,269	$603,281
Lot sales and other (including to related parties of $0, $0, $1,249 and $0, respectively)	9,089	5,213	45,222	21,541
Total revenues	335,585	214,129	1,020,491	624,822

Cost of sales
Home sales (including related party interest of $714, $2,571, $3,831 and $9,813, respectively)	258,362	175,349	770,220	511,177
Lot sales and other (including cost of sales to related parties of $0, $0, $1,256 and $0, respectively)	10,737	3,419	40,546	16,929
Total cost of sales	269,099	178,768	810,766	528,106

Gross margin
Home sales	68,134	33,567	205,049	92,104
Lot sales and other	(1,648)	1,794	4,676	4,612
Total gross margin	66,486	35,361	209,725	96,716

Sales and marketing expenses	21,063	12,299	64,366	34,880
General and administrative expenses	21,111	16,905	70,734	45,826
Total operating expenses	42,174	29,204	135,100	80,706

Income from operations	24,312	6,157	74,625	16,010

Other income (expense), net	920	394	(793)	3,927
Equity in net income of unconsolidated joint ventures (including related party interest expense of $0, $278, $69 and $1,042, respectively)	70	168	139	814
Gain (loss) on remeasurement of warrant liability	—	7,040	(7,315)	(3,245)
Pretax income	25,302	13,759	66,656	17,506

Provision for income taxes	4,021	2,977	17,460	3,160

Net income	21,281	10,782	49,196	14,346
Net income (loss) attributable to noncontrolling interests	1,311	(15)	1,226	(41)
Net income attributable to Landsea Homes Corporation	$19,970	$10,797	$47,970	$14,387

Income per share:
Basic	$0.49	$0.23	$1.10	$0.31
Diluted	$0.49	$0.23	$1.09	$0.31

Weighted average common shares outstanding:
Basic	39,935,152	45,281,091	42,768,269	45,077,015
Diluted	40,097,269	45,329,891	42,943,871	45,146,552
See accompanying notes to the consolidated financial statements.

Landsea Homes Corp. | Q3 2022 Form 10-Q | 2

Landsea Homes Corporation
Consolidated Statements of Equity - (Unaudited)
(in thousands, except shares)

	Common Stock
	Shares	Amount	Additional paid-in capital	Retained earnings	Noncontrolling interests	Total stockholders' equity
Balance at June 30, 2022	40,925,579	$4	$496,170	$112,797	$56,165	$665,136
Shares issued under share-based awards	24,464	—	—	—	—	—
Stock-based compensation expense	—	—	908	—	—	908
Distributions to noncontrolling interests	—	—	—	—	(3,072)	(3,072)
Net income	—	—	—	19,970	1,311	21,281
Balance at September 30, 2022	40,950,043	$4	$497,078	$132,767	$54,404	$684,253

	Common Stock
	Shares	Amount	Additional paid-in capital	Retained earnings	Noncontrolling interests	Total stockholders' equity
Balance at December 31, 2021	46,281,091	$5	$535,345	$84,797	$1,250	$621,397
Shares issued under share-based awards	228,529	—	—	—	—	—
Cash paid for shares withheld for taxes	—	—	(848)	—	—	(848)
Stock-based compensation expense	—	—	2,780	—	—	2,780
Repurchase of common stock	(5,559,577)	(1)	(40,199)	—	—	(40,200)
Contributions from noncontrolling interests	—	—	—	—	55,000	55,000
Distributions to noncontrolling interests	—	—	—	—	(3,072)	(3,072)
Net income	—	—	—	47,970	1,226	49,196
Balance at September 30, 2022	40,950,043	$4	$497,078	$132,767	$54,404	$684,253

	Common Stock
	Shares	Amount	Additional paid-in capital	Retained earnings	Noncontrolling interests	Total stockholders' equity
Balance at June 30, 2021	46,281,091	$5	$530,660	$35,601	$1,275	$567,541
Stock-based compensation expense	—	—	1,227	—	—	1,227
Net income (loss)	—	—	—	10,797	(15)	10,782
Balance at September 30, 2021	46,281,091	$5	$531,887	$46,398	$1,260	$579,550

See accompanying notes to the consolidated financial statements.

Landsea Homes Corp. | Q3 2022 Form 10-Q | 3

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

See accompanying notes to the consolidated financial statements.

Landsea Homes Corp. | Q3 2022 Form 10-Q | 4

Landsea Homes Corporation
Consolidated Statements of Cash Flows - (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2022	2021
	(dollars in thousands)
Cash flows from operating activities:
Net income	$49,196	$14,346
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	4,445	3,240
Loss on remeasurement of warrant liability	7,315	3,245
Stock-based compensation expense	2,780	4,056
Loss (gain) on extinguishment or forgiveness of debt	2,496	(4,265)
Abandoned project costs	324	380
Equity in net income of unconsolidated joint ventures	(139)	(814)
Deferred taxes	(2,217)	(1,221)
Changes in operating assets and liabilities:
Cash held in escrow	(3,111)	(2,920)
Real estate inventories	(99,397)	(123,874)
Due from affiliates	(715)	(1,488)
Other assets	(46,748)	(5,982)
Accounts payable	2,284	17,461
Accrued expenses and other liabilities	287	(28,110)
Net cash used in operating activities	(83,200)	(125,946)

Cash flows from investing activities:
Purchases of property and equipment	(4,062)	(2,309)
Distributions of capital from unconsolidated joint ventures	578	17,855
Payments for business acquisition, net of cash acquired	(258,727)	(44,537)
Net cash used in investing activities	(262,211)	(28,991)

Cash flows from financing activities:
Borrowings from notes and other debts payable	361,910	491,535
Repayments of notes and other debts payable	(240,526)	(424,006)
Proceeds from the Merger, net of fees and other costs	—	64,434
Cash paid for shares withheld for taxes	(848)	—
Payment for buyback of warrants	(16,500)	—
Repayment of convertible note	—	(1,500)
Repurchases of common stock	(40,200)	—
Contributions from noncontrolling interests	55,000	—
Distributions to noncontrolling interests	(3,072)	—
Deferred offering costs paid	—	(1,832)
Debt issuance and extinguishment costs paid	(3,414)	(1,382)
Net cash provided by financing activities	112,350	127,249

Net decrease in cash, cash equivalents, and restricted cash	(233,061)	(27,688)
Cash, cash equivalents, and restricted cash at beginning of period	343,253	110,048
Cash, cash equivalents, and restricted cash at end of period	$110,192	$82,360
See accompanying notes to the consolidated financial statements.

Landsea Homes Corp. | Q3 2022 Form 10-Q | 5

Landsea Homes Corporation
Notes to the Consolidated Financial Statements - (unaudited)

1.    Company
Landsea Homes Corporation (together with its subsidiaries, “LHC” or the “Company”), a majority owned subsidiary of Landsea Holdings Corporation (“Landsea Holdings”), is engaged in the acquisition, development, and sale of homes and lots in Arizona, California, Florida, New Jersey, New York, and Texas. The Company's operations are organized into the following five reportable segments: Arizona, California, Florida, Metro New York, and Texas.
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

In connection with the Merger, the Company received $64.4 million from the Merger after payments of $28.7 million related to the public warrant amendment and $7.5 million representing transaction expenses incurred. The Company incurred direct and incremental costs of approximately $16.7 million related to the equity issuance, consisting primarily of investment banking, legal, accounting and other professional fees, which were recorded to additional paid-in capital as a reduction of proceeds. The Company recorded $2.7 million in general and administrative expenses during the nine months ended September 30, 2021 related to the accelerated vesting of certain phantom awards. At the time of the Merger, the Company paid cash of $2.9 million for the phantom stock awards and issued 0.2 million shares with an issuance date value of $1.9 million.
The Merger was accounted for as a reverse recapitalization. Under this method of accounting, LF Capital is treated as the “acquired” company for financial reporting purposes. This determination was primarily based on the current stockholder of LHC, Landsea Holdings, holding a relative majority of the voting power of the combined entity; the operations of LHI prior to the Merger comprising the only ongoing operations of the combined entity; and senior management of LHI comprising the senior management of the combined entity. Accordingly, for accounting purposes, the financial statements of the combined entity represent a continuation of the financial statements of LHI with the acquisition being treated as the equivalent of LHI issuing stock for the net assets of LF Capital, accompanied by a recapitalization. The net assets of LHI are stated at historical cost, with no goodwill or other intangible assets recorded. The shares and net income per share available to holders of the LHI’s common stock, prior to the Merger, have been retroactively restated as shares reflecting the exchange ratio established in the Merger Agreement.
2.     Summary of Significant Accounting Policies
Basis of Presentation and Consolidation—The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”)
Landsea Homes Corp. | Q3 2022 Form 10-Q | 6

Landsea Homes Corporation
Notes to the Consolidated Financial Statements - (unaudited)
and include the accounts of the Company and all subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
Landsea Holdings holds a series of notes payable to affiliated entities of its parent. The cash Landsea Holdings received from the notes payable was partially utilized to fund operations of the Company. Related party interest incurred by Landsea Holdings (the “Related Party Interest”) was historically pushed down to the Company and reflected on the consolidated balance sheets of the Company, primarily in real estate inventories, and on the consolidated statements of operations in cost of sales. Refer to Note 6 - Capitalized Interest for further detail. As the Company did not guarantee the notes payable nor have any obligations to repay the notes payable, and as the notes payable will not be assigned to the Company, the notes payable do not represent a liability of the Company and accordingly have not been reflected in the consolidated balance sheets. Additionally, in connection with the Merger, LHC is precluded from repaying Landsea Holdings' notes payable to the affiliated entities of its parent. Therefore, as of January 7, 2021, the Related Party Interest is no longer pushed down to LHC.
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
Recent Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions to the current guidance on contract modifications and hedge accounting. These changes are intended to simplify the market transition from the London Interbank Offered Rate (“LIBOR”) to alternative reference rates. ASU 2020-04 generally considers contract modifications related to reference rate reform to be an event that does not require contract remeasurement at the modification date nor a reassessment of a previous accounting determination. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which clarified the scope and application of ASU 2020-04. The guidance in ASU 2020-04 may be elected over time, through December 31, 2022, as reference rate reform activities occur. Once ASU 2020-04 is elected, the guidance must be applied prospectively for all eligible contract modifications. In June 2022, the Company modified its credit facility to use the Secured Overnight Financing Rate (“SOFR”) as a reference rate rather than LIBOR. The Company elected to apply this guidance which preserves the presentation of the loan consistent with the presentation prior to the modification.
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
Landsea Homes Corp. | Q3 2022 Form 10-Q | 7

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
Acquired inventories consist of land, land deposits, and work in process inventories. For acquired land and land options, the Company typically utilizes, with the assistance of a third-party appraiser, a sales comparison approach. For work in process inventories, the Company estimates the fair value based upon the stage of production of each unit and a gross margin that management believes a market participant would require to complete the remaining development and requisite selling efforts. On the acquisition date, the stage of production for each lot ranged from recently started lots to fully completed homes. The intangible asset acquired relates to the Hanover trade name, which is estimated to have a fair value of $1.6 million and is being amortized over one year. Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed and relates primarily to the assembled workforce and business synergies. Goodwill of $44.2 million was preliminarily recorded on the consolidated balance sheets as a result of this transaction and is expected to be deductible for tax purposes over 15 years. The acquired goodwill is included in the Florida reporting segment in Note 12, Segment Reporting. The Company incurred transaction related costs of less than $0.1 million and $0.7 million related to the Hanover acquisition during the three and nine months ended September 30, 2022, respectively.
The Company's results of operations include homebuilding revenues from the Hanover acquisition of $72.2 million and $231.5 million for the three and nine months ended September 30, 2022, respectively. The accompanying results of operations also include pretax income of $4.5 million and $8.6 million from the Hanover acquisition during the three and nine months ended September 30, 2022. respectively. The pretax income is inclusive of purchase price accounting and an allocation of corporate general and administrative expenses.
Landsea Homes Corp. | Q3 2022 Form 10-Q | 8

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
On May 4, 2021, the Company acquired 100% of Mercedes Premier Homes, LLC (also known as Vintage Estate Homes, LLC, or “Vintage”), a Florida- and Texas-based homebuilder, for cash consideration of approximately $54.6 million. In addition, the Company assumed $32.1 million of debt, of which it paid down $3.8 million in connection with the acquisition. Total assets included approximately 20 development projects and 1,800 lots in various stages of development. The intangible asset acquired relates to the Vintage trade name, which was estimated to have a fair value of $1.6 million and was amortized over one year. Goodwill of $3.8 million was recorded on the consolidated balance sheets as a result of this transaction and is expected to be deductible for tax purposes over 15 years. The acquired goodwill is included in the Florida reporting segment. The Company incurred transaction costs of $0.3 million and $0.8 million related to the Vintage acquisition during the three and nine months ended September 30, 2021.
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
Landsea Homes Corp. | Q3 2022 Form 10-Q | 9

Landsea Homes Corporation
Notes to the Consolidated Financial Statements - (unaudited)
recorded assuming the fair value adjustments had been applied as of the beginning of the year preceding the year of acquisition including the tax-effected amortization of the acquired trade name and transaction related costs.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(dollars in thousands)
Revenue	$335,585	$266,786	$1,025,600	$818,382

Pretax income (loss)	35,935	1,586	108,188	(22,298)
Provision (benefit) for income taxes	4,858	(3,811)	28,339	(4,025)
Net income (loss)	$31,077	$5,397	$79,849	$(18,273)
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

The following table summarizes the carrying amount and classification of the VIEs’ assets and liabilities in the consolidated balances sheets as of September 30, 2022 and December 31, 2021.

	September 30, 2022	December 31, 2021
	(dollars in thousands)
Cash	$4,960	$130
Cash held in escrow	11	—
Restricted cash	—	443
Real estate inventories	113,109	121,040
Due from affiliates	317	—
Other assets	4,185	195
Total assets	$122,582	$121,808

Accounts payable	$1,596	$1,779
Accrued expenses and other liabilities	5,484	1,400
Due to affiliates	—	226
Notes payable, net	—	81,584
Total liabilities	$7,080	$84,989
5.     Real Estate Inventories
Real estate inventories are summarized as follows:

	September 30, 2022	December 31, 2021
	(dollars in thousands)
Deposits and pre-acquisition costs	$98,764	$65,724
Land held and land under development	216,945	243,310
Homes completed or under construction	846,291	526,950
Model homes	17,418	8,808
Total real estate inventories	$1,179,418	$844,792
Landsea Homes Corp. | Q3 2022 Form 10-Q | 10

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
For each of the three and nine months ended September 30, 2022 and 2021 the Company did not recognize any impairments on real estate inventories.
6.     Capitalized Interest
Interest is capitalized to real estate inventories and investment in unconsolidated joint ventures during development and as a result of other qualifying activities. Interest capitalized as a cost of real estate inventories is included in cost of sales as related inventories are delivered. Interest capitalized to investments in unconsolidated JVs is relieved to equity in net income of unconsolidated joint ventures as related joint venture homes close.
For the periods reported, interest incurred, capitalized, and expensed was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(dollars in thousands)		(dollars in thousands)
Related party interest incurred	$74	$183	$231	$183
Other interest incurred	13,759	6,597	28,352	18,701
Total interest incurred	13,833	6,780	28,583	18,884

Related party interest capitalized	74	183	231	183
Other interest capitalized	13,759	6,597	28,352	18,701
Total interest capitalized	13,833	6,780	28,583	18,884

Previously capitalized related party interest included in cost of sales	$714	$2,571	$3,831	$9,813
Previously capitalized other interest included in cost of sales	9,436	4,711	27,445	15,835
Related party interest relieved to equity in income from unconsolidated joint ventures	—	278	69	1,042
Other interest relieved to equity in income from unconsolidated joint ventures	—	3	1	14
Other interest expensed	—	11	—	32
Total interest expense included in pretax income	$10,150	$7,574	$31,346	$26,736
7.    Other Assets
As of September 30, 2022 and December 31, 2021, the Company had contract assets of $16.6 million and $6.1 million, respectively, related to lot sales and other revenue. The contract asset balance is included in other assets on the Company’s consolidated balance sheets and represents cash to be received for work already performed on lot sales and other contracts. The amount of the transaction price for lot sales and other contracts remaining to be recognized as revenue for performance obligations that were not fully satisfied as of September 30, 2022 and December 31, 2021 was $20.6 million and $63.9 million, respectively. As of September 30, 2022 and December 31,
Landsea Homes Corp. | Q3 2022 Form 10-Q | 11

Landsea Homes Corporation
Notes to the Consolidated Financial Statements - (unaudited)
2021, the Company had $0.4 million and $4.0 million of deferred revenue, respectively, related to lot sales and other revenue included in accrued expenses and other liabilities in the Company’s consolidated balance sheets. The Company reduces these liabilities and recognizes revenue as development progresses and the related performance obligations are completed. The Company recognized $0.0 million and $4.0 million of lot sales and other revenue during the three and nine months ended September 30, 2022, respectively, related to the deferred revenue balance as of December 31, 2021.
8.     Notes and Other Debts Payable, net
Amounts outstanding under notes and other debts payable, net consist of the following:

	September 30, 2022	December 31, 2021
	(dollars in thousands)
Construction loan	$—	$82,617
Line of credit facilities	594,300	390,300
Notes payable	594,300	472,917
Deferred loan costs	(9,235)	(11,800)
Notes and other debts payable, net	$585,065	$461,117
In October 2021, the Company entered into a line of credit agreement (the “Credit Agreement”). The Credit Agreement provides for a senior unsecured borrowing of up to $675.0 million as of September 30, 2022. The Company may increase the borrowing amount up to $850.0 million, under certain conditions. Borrowings under the Credit Agreement bear interest at SOFR plus 3.35% or Prime Rate (as defined in the Credit Agreement) plus 2.75%. The interest rate includes a floor of 3.85%. As of September 30, 2022, the interest rate on the loan was 5.95%. The Credit Agreement was modified in June 2022 to increase the borrowing commitment by $70.0 million to $655.0 million and replace LIBOR with SOFR as an index rate. The Credit Agreement was modified again in September 2022 to increase the commitment by an additional $20.0 million to $675.0 million. The Credit Agreement matures in October 2024.
In addition, the Company previously had one project-specific construction loan. In April 2022, the construction loan was repaid in full with proceeds from borrowings under the Credit Agreement. In connection with this payoff, the Company incurred $2.5 million of debt extinguishment fees which are included in other income, net, in the consolidated statements of operations.
The Company received a Paycheck Protection Program (“PPP”) loan during the second quarter of 2020 in the amount of $4.3 million, and received a notice of forgiveness of the PPP loan in June 2021. The forgiveness was recorded as other income in the consolidated statements of operations of the Company.
The Company’s loan has certain financial covenants, such as requirements for the Company to maintain a minimum liquidity balance, minimum tangible net worth, and leverage and interest coverage ratios. As of September 30, 2022, the Company was in compliance with all financial covenants.

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
In the fourth quarter of 2021, certain insurers paid $14.9 million on behalf of the Company and others to settle a wrongful death suit. The insurers contend they are entitled to seek reimbursement from the Company for some or all of such amounts, which the Company disputes. At this time the Company is unable to estimate the amount or outcome of the insurers’ claims against the Company. In addition, the Company is unable to estimate the amount or outcome of its recovery actions against relevant third parties.
Landsea Homes Corp. | Q3 2022 Form 10-Q | 12

Landsea Homes Corporation
Notes to the Consolidated Financial Statements - (unaudited)
Performance Obligations—In the ordinary course of business, and as part of the entitlement and development process, the Company’s subsidiaries are required to provide performance bonds to assure completion of certain public facilities. The Company had $117.0 million and $94.7 million of performance bonds outstanding as of September 30, 2022 and December 31, 2021, respectively.
Warranty—Estimated future direct warranty costs are accrued and charged to cost of sales in the period when the related homebuilding revenues are recognized. Changes in the Company’s warranty accrual are detailed in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(dollars in thousands)
Beginning warranty accrual	$18,010	$13,595	$15,692	$11,730
Warranty provision	1,359	1,107	4,602	3,972
Warranty payments	(1,118)	(436)	(2,043)	(1,436)
Ending warranty accrual	$18,251	$14,266	$18,251	$14,266
Operating Leases—The Company primarily enters into operating leases for the right to use office space, model homes, and computer and office equipment, which have remaining lease terms that range from 1 to 8 years and often include one or more options to renew. During December 2021, the Company sold model homes and immediately leased back these models for up to two years. Certain of these model homes were not complete at the time of sale. All of the leases from the sale-leasebacks are accounted for as operating leases and are reflected as part of the Company’s right-of-use assets and lease liabilities in the accompanying consolidated balance sheets. Certain of these sales were to a related party; refer to Note 10 - Related Party Transactions for further detail. The weighted average remaining lease term as of September 30, 2022 and December 31, 2021 was 4.6 and 4.1 years, respectively. Renewal terms are included in the lease term when it is reasonably certain the option will be exercised.
The Company established a right-of-use asset and a lease liability based on the present value of future minimum lease payments at the commencement date of the lease, or, if subsequently modified, the date of modification for active leases. As the rate implicit in each lease is not readily determinable, the Company’s incremental borrowing rate is used in determining the present value of future minimum payments as of the commencement date. The weighted average rate as of September 30, 2022 was 3.8%. Lease components and non-lease components are accounted for as a single lease component. As of September 30, 2022, the Company had $12.8 million and $13.6 million recognized as a right-of-use asset and lease liability, respectively, which are presented on the consolidated balance sheets within other assets and accrued expenses and other liabilities, respectively. As of December 31, 2021, the Company had $12.6 million and $13.2 million recognized as a right-of-use asset and lease liability, respectively.
Operating lease expense for the three and nine months ended September 30, 2022 was $0.5 million and $1.6 million, and is included in general and administrative expenses on the consolidated statements of operations. For the three and nine months ended September 30, 2021 operating lease expense was $0.5 million and $1.3 million, respectively.
Future minimum payments under the noncancelable operating leases in effect at September 30, 2022 were as follows (dollars in thousands):

2022	$1,194
2023	4,101
2024	2,988
2025	2,043
2026	1,765
Thereafter	2,808
Total lease payments	14,899
Less: Discount	(1,274)
Present value of lease liabilities	$13,625
Landsea Homes Corp. | Q3 2022 Form 10-Q | 13

Landsea Homes Corporation
Notes to the Consolidated Financial Statements - (unaudited)
10.    Related Party Transactions
Following the Merger, the Company continues to pay for certain costs on behalf of its former parent and current majority shareholder while the two companies’ respective processes are separated. The Company records a due from affiliate balance for all such payments. As of September 30, 2022 and December 31, 2021, the Company had a net receivable due from affiliates balance of $2.8 million and $2.1 million, respectively.
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
In June 2022, Landsea Capital Fund, who is under common control with the Company, contributed $55.0 million to the LCF JV. The LCF JV, which is consolidated by the Company, used these proceeds to purchase undeveloped land from the Company. The Company distributed $3.1 million to Landsea Capital Fund during the three and nine months ended September 30, 2022. All intercompany transactions between the Company and the LCF JV have been eliminated upon consolidation.
In December 2021, the Company sold model homes to a related party for total consideration of $15.2 million. Construction of certain of these model homes was not complete at the time of sale. The Company recognized lot sales and other revenue of $1.2 million during the nine months ended September 30, 2022 related to the model homes still under construction on the sale date. Corresponding lot and other cost of sales of $1.3 million was also recognized during the same period. The Company did not recognize any revenue or other cost of sales related to these model homes during the three months ended September 30, 2022. All other model homes sold were completed homes and the revenue was fully recognized in home sales revenue at the time of sale. As part of this transaction, the Company leased back these models. The total amount of rent payments made during the three and nine months ended September 30, 2022 is $0.2 million and $0.6 million, respectively. The right-of-use asset and lease liability balances associated with these leases is $1.5 million and $1.5 million, respectively, as of September 30, 2022 and $2.0 million and $2.0 million, respectively, as of December 31, 2021.
In July 2021, the Company entered into a landbank agreement for a project in its California segment with a related party. The Company will make regular payments to the related party based on an annualized rate of 7% of the undeveloped land costs while the land is developed and may purchase, at the Company’s discretion, the lots at a predetermined price of $28.9 million. The total amount of interest payments made during the three and nine months ended September 30, 2022 is $0.2 million and $0.8 million, respectively. During the three and nine months ended September 30, 2022 payments of $1.7 million and $7.9 million, including fees, have been made to purchase developed lots from the related party, respectively.
In connection with the Merger in January 2021, the Company transferred a deferred tax asset (“DTA”) to Landsea Holdings, its majority shareholder, of $12.1 million. The DTA represented the deferred tax on interest, expensed through Cost of Sales, from a related party loan that remained with Landsea Holdings after the Merger.

11.    Income Taxes
The effective tax rate of the Company was 15.9% and 26.2% for the three and nine months ended September 30, 2022, respectively, with an effective tax rate of 21.6% and 18.1% for the three and nine months ended September 30, 2021, respectively. The difference between the statutory tax rate and the effective tax rate for the nine months ended September 30, 2022 is primarily related to state income taxes net of federal income tax benefits, estimated deduction limitations for executive compensation, warrant fair market value adjustments, and tax credits for energy efficient homes. The difference between the statutory tax rate and the effective tax rate for the nine months ended
Landsea Homes Corp. | Q3 2022 Form 10-Q | 14

Landsea Homes Corporation
Notes to the Consolidated Financial Statements - (unaudited)
September 30, 2021 is primarily related to state income taxes net of federal income tax benefits, estimated deduction limitations for executive compensation, warrant fair market value adjustments, the gain on forgiveness of the PPP loan, and tax credits for energy efficient homes.
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
The Inflation Reduction Act (“IRA”) of 2022 was enacted into law on August 16, 2022. The IRA introduces a 15% corporate alternative minimum tax on average annual adjusted financial statement income for applicable corporations, and a 1% excise tax on stock repurchases made by publicly traded US corporations after December 31, 2022. The IRA also retroactively extends the federal tax credit for building new energy efficient homes for homes delivered from January 1, 2022 through December 31, 2032. The federal energy tax credits were recognized in the three and nine months ended September 30, 2022. The Company is currently evaluating the other potential effects of the IRA on its consolidated financial statements.
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
Landsea Homes Corp. | Q3 2022 Form 10-Q | 15

Landsea Homes Corporation
Notes to the Consolidated Financial Statements - (unaudited)
The following table summarizes total revenues and pretax income before income tax expense by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(dollars in thousands)
Revenue
Arizona	$76,808	$65,502	$234,927	$202,750
California	118,977	110,046	343,466	346,680
Florida	103,564	31,161	320,358	59,519
Metro New York	28,132	—	95,758	—
Texas	8,104	7,420	25,982	15,873
Total revenues	$335,585	$214,129	$1,020,491	$624,822

Pretax income
Arizona	$6,046	$5,103	$17,653	$10,371
California	20,059	7,965	68,085	22,706
Florida	4,172	147	8,028	1,032
Metro New York	(810)	(622)	646	(1,592)
Texas	(215)	(209)	(93)	186
Corporate	(3,950)	1,375	(27,663)	(15,197)
Total pretax income	$25,302	$13,759	$66,656	$17,506

The following table summarizes total assets by segment:

	September 30, 2022	December 31, 2021
	(dollars in thousands)
Assets
Arizona	$375,874	$360,598
California	513,967	400,292
Florida	431,851	102,158
Metro New York	60,789	124,962
Texas	39,070	35,984
Corporate	47,307	241,520
Total assets	$1,468,858	$1,265,514

As of September 30, 2022, goodwill of $20.7 million and $47.9 million was allocated to the Arizona and Florida segments, respectively. As of December 31, 2021, goodwill of $20.7 million and $3.8 million was allocated to the Arizona and Florida segments, respectively.

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

Landsea Homes Corp. | Q3 2022 Form 10-Q | 16

Landsea Homes Corporation
Notes to the Consolidated Financial Statements - (unaudited)
Level 3 — Valuations derived from techniques where one or more significant inputs or significant value drivers are unobservable in active markets at measurement date.

The following table presents carrying values and estimated fair values of financial instruments:

		September 30, 2022		December 31, 2021
	Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
		(dollars in thousands)
Liabilities:
Construction loan (1)(2)	Level 2	$—	$—	$82,617	$82,617
Line of credit facilities (1)	Level 2	$594,300	$594,300	$390,300	$390,300
Warrant liability	Level 3	$—	$—	$9,185	$9,185
(1)     Carrying amount approximates fair value due to the variable interest rate terms of these loans. Carrying value excludes any associated deferred loan costs.
(2)     In April 2022, the remaining construction loan was repaid in full.

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

Non-financial assets such as real estate inventories are measured at fair value on a non-recurring basis using a discounted cash flow approach with Level 3 inputs within the fair value hierarchy. This measurement is performed when events and circumstances indicate the asset’s carrying value is not fully recoverable.

Prior to being purchased by the Company in June 2022, the Private Placement Warrants were historically measured at fair value on a recurring basis using a Black-Scholes option pricing model. The significant unobservable input as of September 30, 2021 was the volatility rate implied from the Company’s public warrants, which are exchanged on an open market, of 48.0%.

The following table reconciles the beginning and ending balances for the Level 3 recurring fair value measurements during the periods presented:

	Nine Months Ended September 30,
	2022	2021
Warrant liability	(dollars in thousands)
Beginning balance(1)	$9,185	$11,275
Changes in fair value	7,315	3,245
Repurchases of warrants	(16,500)	—
Ending balance	$—	$14,520
(1)     The beginning balance for the period ended September 30, 2021 represents the balance as of January 7, 2021, the Closing Date of the Merger.

14. Stock-Based Compensation

During 2018, Landsea Holdings created a long-term incentive compensation program designed to align the interests of Landsea Holdings, the Company, and its executives by enabling key employees to participate in the Company’s future growth through the issuance of phantom equity awards. Landsea Holdings’ phantom equity awards issued on or after January 1, 2018 were accounted for pursuant to ASC 710, Compensation, as the value was not based on the shares of comparable public entities or other equity but was instead based on the book value of Landsea Holdings’' equity. Landsea Holdings measured the value of the phantom equity awards on a quarterly basis using the intrinsic value method and pushed down the expense to the Company since the employees who participated in the long-term incentive compensation program primarily benefited the Company. In connection with the Merger all of the
Landsea Homes Corp. | Q3 2022 Form 10-Q | 17

Landsea Homes Corporation
Notes to the Consolidated Financial Statements - (unaudited)
phantom equity awards vested and were either paid out in cash or were converted to stock of LHC and the program was terminated. The Company recorded $2.7 million in general and administrative expenses in the three months ended March 31, 2021 related to the accelerated vesting of the phantom awards. The Company paid cash of $2.9 million for the phantom stock awards and granted 0.2 million shares with a grant date value of $1.9 million at the time of the Merger.

The following table presents a summary of the Company’s nonvested PSUs and RSUs for the nine months ended September 30, 2022:

	Awards	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested, at December 31, 2021	768	$9.43
Granted	1,136	8.48
Vested	(278)	9.19
Forfeited	—	—
Nonvested, at September 30, 2022	1,626	$8.82

The following table presents a summary of the Company’s stock options activity for the nine months ended September 30, 2022:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Options outstanding at December 31, 2021	—	$—
Granted	744	8.82
Exercised	—	—
Forfeited	(60)	8.83
Options outstanding at September 30, 2022(1)	684	$8.82	9.46	$—
Options exercisable at September 30, 2022	—	$—	—	$—
(1)    As of September 30, 2022, the stock options were out-of-the-money, as the exercise price of the stock options exceeded the average market price of the Company’s common stock.

Stock-based compensation expense totaled $0.9 million and $2.8 million during the three and nine months ended September 30, 2022, respectively, and is included in general and administrative expenses on the consolidated statements of operations. For the three and nine months ended September 30, 2021, stock-based compensation expense was $1.2 million and $4.1 million, respectively.

The following table presents a summary of the Company’s outstanding RSUs and PSUs, assuming the current estimated level of performance achievement (in thousands, except years):

September 30, 2022
(in thousands, except period)
Unvested units	1,626
Remaining cost on unvested units	$4,415
Remaining vesting period	4.25 years

Stock-based compensation expense associated with the outstanding RSUs and PSUs is measured using the grant date fair value. The expense associated with the PSUs also incorporates the estimated achievement of the established performance criteria at the end of each reporting period until the performance period ends.

Landsea Homes Corp. | Q3 2022 Form 10-Q | 18

Landsea Homes Corporation
Notes to the Consolidated Financial Statements - (unaudited)
15. Stockholders' Equity

The Company’s authorized capital stock consists of 500.0 million shares of common stock with a par value of $0.0001 per share, and 50.0 million shares of preferred stock with a par value of $0.0001 per share. As of September 30, 2022, there were 42.1 million shares of common stock issued and 41.0 million outstanding, and no shares of preferred stock issued or outstanding.

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

In January 2022, the Board of Directors authorized a stock repurchase program. The program allowed for the repurchase of up to $10.0 million worth of common stock, inclusive of associated fees, so long as the purchase price per share did not exceed $15.00 per share. The authorization to effect stock repurchases expired on June 30, 2022, with no remaining capacity to repurchase common stock. During the six months ended June 30, 2022, the Company repurchased 1,160,751 shares of common stock for a total of $10.0 million, which was recorded as a reduction to additional paid-in capital.

In April 2022, the Board of Directors authorized an extension of the stock repurchase program for the repurchase and an additional $10.0 million of capacity to repurchase common stock, which expires December 31, 2022. As of September 30, 2022, no shares had been repurchased under this authorization.

In May 2022, the Board of Directors authorized a repurchase of 4,398,826 shares of common stock directly from the Company’s majority shareholder for $30.0 million, or a price of $6.82 per share. The Company consummated this repurchase and retired the shares in June 2022.

As of September 30, 2022 there were 15,525,000 outstanding Warrants, consisting entirely of public warrants. At the time of the Merger, the Warrant Agreement was amended so that each public warrant is exercisable at $1.15 into one tenth of a share of common stock. As part of the amendment, each holder of the public warrants received $1.85 per warrant for a total of $28.7 million paid by the Company upon closing of the Merger. The Warrants will expire five years after the completion of the Merger or earlier upon redemption or liquidation.

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
Landsea Homes Corp. | Q3 2022 Form 10-Q | 19

Landsea Homes Corporation
Notes to the Consolidated Financial Statements - (unaudited)

In June 2022, the Company repurchased all 5.5 million outstanding Private Placement Warrants, which were exercisable at $11.50 into one share of common stock. The Company paid $16.5 million, or $3.00 per warrant, to repurchase all of the outstanding Private Placement Warrants. This amount included $6.6 million for the repurchase of 2.2 million of the Private Placement Warrants that were held by the Company’s majority shareholder, Landsea Holdings, and $8.4 million to Level Field Capital, LLC, a related party, for the repurchase of 2.8 million Private Placement Warrants. Refer to Note 10 - Related Party Transactions for additional information. The loss recognized on the repurchase of the Private Placement Warrants is recorded as loss on remeasurement of warrant liability on the Company’s consolidated statements of operations.

16. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(dollars in thousands, except share and per share amounts)
Numerator
Net income attributable to Landsea Homes Corporation	$19,970	$10,797	$47,970	$14,387
Less: undistributed earnings allocated to participating shares	(487)	(239)	(1,094)	(315)
Net income attributable to common stockholders	$19,483	$10,558	$46,876	$14,072

Denominator
Weighted average common shares outstanding - basic	40,935,152	46,281,091	43,768,269	46,062,200
Adjustment for weighted average participating shares outstanding	(1,000,000)	(1,000,000)	(1,000,000)	(985,185)
Adjusted weighted average common shares outstanding under two class method - basic	39,935,152	45,281,091	42,768,269	45,077,015
Dilutive effect of warrants	—	—	—	—
Dilutive effect of share-based awards	162,117	48,800	175,602	69,537
Adjusted weighted average common shares outstanding under two class method - diluted	40,097,269	45,329,891	42,943,871	45,146,552

Earnings per share
Basic	$0.49	$0.23	$1.10	$0.31
Diluted	$0.49	$0.23	$1.09	$0.31

Warrants are excluded from the calculation of diluted EPS as they are antidilutive. The Company excluded 1.6 million common stock unit equivalents from diluted EPS, during each of the three and nine months ended September 30, 2022 and 7.1 million during each of the three and nine months ended September 30, 2021.
Landsea Homes Corp. | Q3 2022 Form 10-Q | 20

Landsea Homes Corporation
Notes to the Consolidated Financial Statements - (unaudited)
17.    Supplemental Disclosures of Cash Flow Information
The following table presents certain supplemental cash flow information:

	Nine Months Ended September 30,
	2022	2021
	(dollars in thousands)
Supplemental disclosures of cash flow information
Interest paid, net of amounts capitalized	$—	$32
Income taxes paid	$32,454	$5,905

Supplemental disclosures of non-cash investing and financing activities
Right-of-use assets obtained in exchange for operating lease liabilities for new or modified operating leases	$3,660	$—
Transfer of deferred tax asset to Landsea Holdings	$—	$12,119
Conversion of deferred offering costs to additional paid-in-capital	$—	$9,229
Landsea Homes Corp. | Q3 2022 Form 10-Q | 21

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with and is qualified in its entirety by the consolidated financial statements and notes thereto included elsewhere in this document. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements. Factors that may cause such a difference include, but are not limited to, those discussed in the section entitled “Risk Factors” of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2022. This section discusses certain items in the three and nine month periods ended September 30, 2022 and 2021 and year-to-year comparisons between those periods. References to “we”, the “Company”, “us”, or “our” refer to Landsea Homes Corporation (“LHC”).

Landsea Homes Corp. | Q3 2022 Form 10-Q | 22

Consolidated Financial Data

The following table summarizes our unaudited results of operations for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(dollars in thousands, except per share amounts)		(dollars in thousands, except per share amounts)
Revenue
Home sales	$326,496	$208,916	$975,269	$603,281
Lot sales and other	9,089	5,213	45,222	21,541
Total revenues	335,585	214,129	1,020,491	624,822

Cost of sales
Home sales	258,362	175,349	770,220	511,177
Lot sales and other	10,737	3,419	40,546	16,929
Total cost of sales	269,099	178,768	810,766	528,106

Gross margin
Home sales	68,134	33,567	205,049	92,104
Lot sales and other	(1,648)	1,794	4,676	4,612
Total gross margin	66,486	35,361	209,725	96,716

Sales and marketing expenses	21,063	12,299	64,366	34,880
General and administrative expenses	21,111	16,905	70,734	45,826
Total operating expenses	42,174	29,204	135,100	80,706

Income from operations	24,312	6,157	74,625	16,010

Other income (expense), net	920	394	(793)	3,927
Equity in net income of unconsolidated joint ventures	70	168	139	814
Gain (loss) on remeasurement of warrant liability	—	7,040	(7,315)	(3,245)
Pretax income	25,302	13,759	66,656	17,506

Provision for income taxes	4,021	2,977	17,460	3,160

Net income	21,281	10,782	49,196	14,346
Net income (loss) attributable to noncontrolling interests	1,311	(15)	1,226	(41)
Net income attributable to Landsea Homes Corporation	$19,970	$10,797	$47,970	$14,387

Income per share:
Basic	$0.49	$0.23	$1.10	$0.31
Diluted	$0.49	$0.23	$1.09	$0.31

Weighted average common shares outstanding:
Basic	39,935,152	45,281,091	42,768,269	45,077,015
Diluted	40,097,269	45,329,891	42,943,871	45,146,552

Landsea Homes Corp. | Q3 2022 Form 10-Q | 23

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

We are engaged in the acquisition, development, and sale of homes and lots in the states of Arizona, California, Florida, New Jersey, New York, and Texas. Our operations are organized into five reportable segments: Arizona, California, Florida, Metro New York, and Texas. We build and sell an extensive range of home types across a variety of price points, but we focus our efforts on the first-time homebuyer. Our Corporate operations are a non-operating segment that supports our homebuilding operations by providing executive, finance, treasury, human resources, accounting, and legal services.

With the lifting of restrictions in 2021 related to the COVID-19 pandemic, we saw significant increases in demand across our markets fueled by historically low interest rates on mortgage loans and a generally tightening supply of homes for sale. This increased demand allowed us to increase prices and derive additional revenue from homes sales, even as we delivered more units than ever before. Supply chain issues, labor shortages, and the resulting cost increases partially offset some of the revenue growth that we experienced. Even as we anticipate some of these supply chain and labor challenges easing, we believe recent increases in federal interest rates have put downward pressure on demand in our industry by reducing affordability for homebuyers across all of our markets. We continue to observe trends away from the exceptionally strong homebuilding market of the last two years towards higher rates and other conditions that we believe may be more aligned with historical norms but which could create further challenges across the homebuilding industry.

Costs of construction of our homes have varied significantly over the past two years. Supply chain issues primarily originating from the COVID-19 pandemic are showing signs of anticipated easing, and we believe products previously in backlog or at rising costs have begun to normalize. While specific products are still difficult to procure at times, we expect to manage this challenge by partnering with suppliers that can dedicate their attention and products to us, expanding our operational forecasts to assist in making purchase orders with sufficient lead time, using standard size products that can be interchangeable, and holding select products on hand to ensure availability. We believe these steps will allow us to stabilize our cycle time from beginning construction on a home to final delivery to the homebuyer.

Rising interest rates have put downward pressure on demand due to decreased affordability for many potential homebuyers across the nation, however we continue to see demand across our segments for our homes at the right price. We believe our customers generally understand the market and the current interest rate environment. This has led to us providing certain purchase incentives, subject to managing our inventory levels in the market. The incentives we offer are specific and tailored to each community’s circumstances. While we have seen cancellations rise, we regularly perform stress tests on our backlog to help maintain a strong percentage of sales that convert to deliveries. Additionally, we have partnered with NFM Lending as a preferred lender and monitor the credit worthiness of our homebuyers to ensure our sales lead to successful home deliveries. In July 2022, we entered into a licensing agreement with NFM Lending wherein it will provide mortgage services under the name Landsea Mortgage.

We continue to capitalize on opportunities to shift inventory and product to more affordable offerings through our recent growth resulting from acquisitions in Florida and Texas. In May 2021, we completed the acquisition of Vintage Estate Homes (“Vintage”), a Florida and Texas based homebuilder. The Vintage acquisition added our Florida and Texas reportable segments. In January 2022, we acquired 100% of Hanover Family Builders, LLC (“Hanover”), a Florida-based homebuilder, for an aggregate cash purchase price, net of working capital adjustments, of $262.6 million. The Hanover acquisition increases our presence in Florida with a backlog of 522 units valued at
Landsea Homes Corp. | Q3 2022 Form 10-Q | 24

$228.1 million as of the acquisition date. We believe these acquisitions fit with and continue to advance our overall business strategy by expanding into new geographic and diverse markets.

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

Summary Results of Operations

For the nine months ended September 30, 2022, home sales revenue increased 62% to $975.3 million from $603.3 million and home deliveries increased 51% to 1,667 units from 1,106 units, in each case as compared to the same period in the prior year. The increase in home deliveries and home sales revenue year-over-year is derived primarily from our Florida segment due to the recent acquisitions in that segment. We had 766 home deliveries generating revenue of $318.7 million from our Florida segment. In addition, our Metro New York segment began delivering homes in 2022 at its one community, adding home sales revenue of $95.8 million in the nine months ended September 30, 2022. In total, our net income for the nine months ended September 30, 2022 was $49.2 million compared to $14.3 million in the corresponding prior period.

We remain focused on growth and view our leverage ratios as a key factor in allowing us to expand. Even as we have grown organically and through acquisitions in recent years, we remain in a position to act on our strategy and to be opportunistic about acquisitions and other growth opportunities. Our debt-to-capital ratio increased to 46.1% as of September 30, 2022 compared to 42.6% as of December 31, 2021. We believe the strength of our balance sheet and operating platform have positioned us well to continue to execute our growth strategy.

We anticipate the homebuilding markets in each of our operating segments to be tied to both the local economy and the macro-economic environment. Accordingly, net orders, home deliveries, and average selling price (“ASP”) can be negatively affected by economic conditions, such as rising interest rates, decreases in employment and median household incomes, as well as decreases in household formations and increasing supply of inventories. Shortages in labor or materials can also significantly increase costs, reduce gross margins, and lower our overall profitability. During the first half of 2022, we experienced increases in our production cycle times due to labor and material shortages that caused us to reduce our absorption rate in certain markets, mainly in our Arizona segment. During the
Landsea Homes Corp. | Q3 2022 Form 10-Q | 25

three months ended September 30, 2022 we observed downward pressure on demand in most markets as absorption rates dipped, primarily due to higher interest rates and concerns about affordability. Our results have been impacted, and could be further impacted, by continued challenges in home affordability as a result of price appreciation, increases in mortgage interest rates, or tightening of mortgage lending standards.

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

	Three Months Ended September 30,
	2022				2021				% Change
	Homes	Dollar Value	ASP	Monthly Absorption Rate	Homes	Dollar Value	ASP	Monthly Absorption Rate	Homes	Dollar Value	ASP	Monthly Absorption Rate
	(dollars in thousands)
Arizona	38	$15,397	$405	0.8	98	$47,922	$489	2.5	(61%)	(68%)	(17)%	(68%)
California	68	56,460	830	1.8	142	107,442	757	4.6	(52%)	(47%)	10%	(61%)
Florida	134	70,973	530	1.8	29	13,869	478	1.1	362%	412%	11%	64%
Metro New York	7	13,472	1,925	2.3	8	13,220	1,653	2.7	(13%)	2%	16%	(15%)
Texas(1)	10	9,172	917	1.7	(2)	2,487	N/A	(0.4)	N/A	N/A	N/A	N/A
Total	257	$165,474	$644	1.5	275	$184,940	$673	2.6	(7%)	(11%)	(4)%	(42%)
(1)    The ASP calculation for our Texas segment for the three months ended September 30, 2021, as well as the percent changes from that period, are not meaningful disclosures due to cancellations exceeding sales as contracts were renegotiated. Our three new sales contracts during the three months ended September 30, 2021 had an ASP of $1,088 thousand.

	Nine Months Ended September 30,
	2022				2021				% Change
	Homes	Dollar Value	ASP	Monthly Absorption Rate	Homes	Dollar Value	ASP	Monthly Absorption Rate	Homes	Dollar Value	ASP	Monthly Absorption Rate
	(dollars in thousands)
Arizona	310	$154,420	$498	2.6	531	$213,907	$403	4.4	(42%)	(28%)	24%	(41%)
California	357	330,705	926	3.4	422	379,979	900	4.2	(15%)	(13%)	3%	(19%)
Florida(1)	728	350,029	481	3.0	76	35,556	468	1.6	858%	884%	3%	88%
Metro New York	20	50,662	2,533	2.2	13	26,518	2,040	2.4	54%	91%	24%	(8%)
Texas(1)(2)	17	16,268	957	0.8	(11)	(5,584)	N/A	(1.6)	N/A	N/A	N/A	N/A
Total	1,432	$902,084	$630	2.9	1,031	$650,376	$631	3.7	39%	39%	—%	(22%)
(1)    Monthly absorption rates for Florida and Texas in 2021 are based on five months, for the time subsequent to the acquisition of Vintage Estate Homes in May 2021.
(2)    The ASP calculation for our Texas segment for the nine months ended September 30, 2021, as well as the percent changes from that period, are not meaningful disclosures due to cancellations exceeding sales as contracts were renegotiated. Our three new sales contracts during the nine months ended September 30, 2021 had an ASP of $1,088 thousand.

For the three and nine months ended September 30, 2022, the decrease in net new orders and dollar value in Arizona is primarily due to decreased demand as higher interest rates negatively impact affordability. The change in the dollar value of net new home orders in Arizona was offset by a 24% increase in ASP during the nine months ended September 30, 2022, compared to the same period in 2021. This is primarily due to price appreciation in the Arizona market and a larger number of homes in communities with higher-end products during the first half of the year.

In the California segment, the decrease in net new orders for the three and nine months ended September 30, 2022 was primarily due to decreased demand as higher interest rates negatively impact affordability. While not as
Landsea Homes Corp. | Q3 2022 Form 10-Q | 26

pronounced as our other segments, California experienced a slowdown in demand which we believe is due to consumers evaluating prices in the current environment, particularly during the three months ended September 30, 2022.

We began operations in the Florida and Texas segments in May 2021 following the acquisition of Vintage and we expanded our Florida operations with the acquisition of Hanover in January 2022. During the nine months ended September 30, 2021, our Texas segment had eleven net cancellations due to older sales contracts that did not reflect current costs. We have seen significant growth year-over-year in Florida as a result of the acquisition of Hanover. However, we have seen increased interest rates impact demand in Florida causing downward pressure on prices, similar to other markets.

The Metro New York segment began selling homes during the second quarter of 2021 and continued during the three and nine months ended September 30, 2022 at its one active community.

Average Selling Communities

Average Selling Communities is the sum of communities actively selling homes each month, divided by the total months in the calculation period.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	% Change	2021	2022	% Change	2021
Arizona	16.3	23%	13.3	13.1	(2%)	13.3
California	12.3	19%	10.3	11.7	5%	11.1
Florida(1)	25.3	181%	9.0	26.9	180%	9.6
Metro New York	1.0	—%	1.0	1.0	67%	0.6
Texas(1)	2.0	18%	1.7	2.3	64%	1.4
Total	57.0	61%	35.3	55.0	77%	31.1
(1)    Average selling communities calculations for Florida and Texas for the nine months ended September 2021 are based on five months, for the time subsequent to the acquisition of Vintage Estate Homes in May 2021.

Home Deliveries and Home Sales Revenue

Changes in home sales revenue are the result of changes in the number of homes delivered and the ASP of those delivered homes. Commentary on significant changes for each of the segments in these metrics is provided below.

	Three Months Ended September 30,
	2022			2021			% Change
	Homes	Dollar Value	ASP	Homes	Dollar Value	ASP	Homes	Dollar Value	ASP
	(dollars in thousands)
Arizona	154	$69,690	$453	171	$63,464	$371	(10%)	10%	22%
California	128	118,978	930	121	110,046	909	6%	8%	2%
Florida	243	103,086	424	81	30,306	374	200%	240%	13%
Metro New York	11	28,132	2,557	—	—	N/A	N/A	N/A	N/A
Texas	7	6,610	944	7	5,100	729	—%	30%	29%
Total	543	$326,496	$601	380	$208,916	$550	43%	56%	9%

Landsea Homes Corp. | Q3 2022 Form 10-Q | 27

	Nine Months Ended September 30,
	2022			2021			% Change
	Homes	Dollar Value	ASP	Homes	Dollar Value	ASP	Homes	Dollar Value	ASP
	(dollars in thousands)
Arizona	451	$200,881	$445	560	$192,808	$344	(19%)	4%	29%
California	389	342,217	880	384	346,680	903	1%	(1)%	(3)%
Florida	766	318,711	416	152	55,406	365	404%	475%	14%
Metro New York	43	95,758	2,227	—	—	N/A	N/A	N/A	N/A
Texas	18	17,702	983	10	8,387	839	80%	111%	17%
Total	1,667	$975,269	$585	1,106	$603,281	$545	51%	62%	7%

Our Arizona segment delivered 154 and 451 homes and generated $69.7 million and $200.9 million in home sales revenue for the three and nine months ended September 30, 2022, respectively. The decrease in home closings compared to the same periods in 2021 was primarily attributable to production delays and a decrease in the absorption rate that we believe relates to buyers’ growing concerns around higher interest rates. This decrease was offset by an increase in ASP of 22% and 29% for the three and nine months ended September 30, 2022, over the same periods in 2021. The increase in ASP was primarily due to price appreciation in the Arizona market and a larger number of homes delivered in communities with higher-end products.

Our California segment delivered 128 and 389 homes and generated $119.0 million and $342.2 million in home sales revenue for the three and nine months ended September 30, 2022, respectively, an increase of 6% of home deliveries during the three months ended September 30, 2022, compared to the corresponding period in 2021. This increase was the result of increased deliveries at some of our newer communities. Home sales and associated revenue have remained relatively flat for the nine months ended September 30, 2022, compared to the prior period.

We began operations in the Florida and Texas segments in May 2021 following the acquisition of Vintage and we expanded our Florida operations with the acquisition of Hanover in January 2022. Along with large increases in home deliveries and related revenue in Florida due to the acquisition of Hanover, the Florida ASP increased 14% during the nine months ended September 30, 2022 compared to the corresponding prior year period due to higher revenue from the Hanover acquisition, which included homes in Orlando-area communities with higher price points.

The Metro New York segment delivered its first homes during the nine months ended September 30, 2022. The higher price point of the segment generates a significantly higher ASP than our other offerings. As of September 30, 2022 there are 7 remaining residential units in the currently selling project in Metro New York.

Home Sales Gross Margins

Home sales gross margin measures the price achieved on delivered homes compared to the costs needed to build the home. In the following table, we calculate gross margins adjusting for interest in cost of sales, inventory impairments, and purchase price accounting for acquired work in process inventory. We believe the below information is meaningful as it isolates the impact that indebtedness and acquisitions have on the gross margins and allows for comparability to previous periods and competitors. See Note 3 - Business Combinations within the
Landsea Homes Corp. | Q3 2022 Form 10-Q | 28

accompanying notes to the consolidated financial statements for additional discussion regarding acquired work in process inventory.

	Three Months Ended September 30,
	2022	%	2021	%
	(dollars in thousands)
Home sales revenue	$326,496	100.0%	$208,916	100.0%
Cost of home sales	258,362	79.1%	175,349	83.9%
Home sales gross margin	68,134	20.9%	33,567	16.1%
Add: Interest in cost of home sales	10,138	3.1%	7,262	3.5%
Add: Inventory impairments	—	—%	—	—%
Adjusted home sales gross margin excluding interest and inventory impairments (1)	78,272	24.0%	40,829	19.5%
Add: Purchase price accounting for acquired inventory	10,612	3.3%	3,840	1.8%
Adjusted home sales gross margin excluding interest, inventory impairments, and purchase price accounting for acquired inventory (1)	$88,884	27.2%	$44,669	21.4%

	Nine Months Ended September 30,
	2022	%	2021	%
	(dollars in thousands)
Home sales revenue	$975,269	100.0%	$603,281	100.0%
Cost of home sales	770,220	79.0%	511,177	84.7%
Home sales gross margin	205,049	21.0%	92,104	15.3%
Add: Interest in cost of home sales	31,224	3.2%	25,551	4.2%
Add: Inventory impairments	—	—%	—	—%
Adjusted home sales gross margin excluding interest and inventory impairments (1)	236,273	24.2%	117,655	19.5%
Add: Purchase price accounting for acquired inventory	41,162	4.2%	10,969	1.8%
Adjusted home sales gross margin excluding interest, inventory impairments, and purchase price accounting for acquired inventory (1)	$277,435	28.4%	$128,624	21.3%
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

Home sales gross margin increased by 480 basis points and 570 basis points to 20.9% and 21.0% for the three and nine months ended September 30, 2022, respectively, compared to the corresponding periods in 2021 primarily due to price appreciation amid high product demand in our Arizona and California segments. Adjusted home sales gross margin excluding interest, inventory impairments, and purchase price accounting for acquired inventory increased 580 basis points and 710 basis points to 27.2% and 28.4% for the three and nine months ended September 30, 2022, respectively, compared to the corresponding periods in 2021 primarily due to price appreciation and an increase in gross margins within our California segment and the establishment of the Florida segment with high gross margins excluding purchase price accounting. The purchase price accounting for acquired inventory is a result of the recent business combinations.

Landsea Homes Corp. | Q3 2022 Form 10-Q | 29

Backlog

Backlog reflects the number of homes, net of cancellations, for which we have entered into a sales contract with a customer but have not yet delivered the home.

	September 30, 2022			September 30, 2021			% Change
	Homes	Dollar Value	ASP	Homes	Dollar Value	ASP	Homes	Dollar Value	ASP
	(dollars in thousands)
Arizona	281	$134,771	$480	479	$194,031	$405	(41)%	(31)%	19%
California	224	214,864	959	280	249,709	892	(20)%	(14)%	8%
Florida(1)	767	374,953	489	301	118,632	394	155%	216%	24%
Metro New York	2	5,591	2,796	13	26,518	2,040	(85)%	(79)%	37%
Texas	11	10,914	992	19	17,347	913	(42)%	(37)%	9%
Total	1,285	$741,093	$577	1,092	$606,237	$555	18%	22%	4%
(1)    Backlog acquired in Florida at the date of the Hanover acquisition was 522 homes with a value of $228,097 thousand.
The increase in the number of backlog homes and value as of September 30, 2022 as compared to September 30, 2021, is primarily attributable to the Hanover acquisition, which added a significant backlog in the Florida segment. The decrease in value and ASP in our other segments coincides with downward demand and price pressure of the net new home orders during the three and nine months ended September 30, 2022.

Lot Sales and Other Revenue

Lot sales and other revenue and gross margin can vary significantly between reporting periods based on the number of lots under contract and the percentage of completion related to the development activities required as part of the lot sales and other contracts. For the three and nine months ended September 30, 2022, we recognized $9.1 million and $45.2 million, respectively, of lot sales and other revenue from the sale of lots in our Arizona, Florida, and Texas segments and the subsequent development of the lots and homes under contract. For the three and nine months ended September 30, 2021, we collectively recognized $5.2 million and $21.5 million, respectively, of lot sales and other revenue in our Arizona, Florida and Texas segments.

As of September 30, 2022 and December 31, 2021, we had contract assets of $16.6 million and $6.1 million, respectively, related to lot sales and other revenue. The contract asset balance is included in other assets on the Company’s consolidated balance sheets and represents cash to be received for work already performed on lot sale and other contracts. The amount of the transaction price for lot sales and other contracts allocated to performance obligations that were unsatisfied or partially unsatisfied, as of September 30, 2022 and December 31, 2021 was $20.6 million and $63.9 million, respectively. As of September 30, 2022 and December 31, 2021, we had $0.4 million and $4.0 million of deferred revenue, respectively, related to lot sales and other revenue included in accrued expenses and other liabilities in the Company’s consolidated balance sheets. We recognize these amounts as development progresses and the related performance obligations are completed. We recognized $0.0 million and $4.0 million of lot sales and other revenue during the three and nine months ended September 30, 2022, respectively, related to the deferred revenue balance as of December 31, 2021.

Landsea Homes Corp. | Q3 2022 Form 10-Q | 30

Lots Owned or Controlled

The table below summarizes the lots owned or controlled by reportable segment as of the dates presented. Lots controlled includes lots where we have placed a deposit and have a signed purchase contract or rolling option contract.

	September 30, 2022			September 30, 2021
	Lots Owned	Lots Controlled	Total	Lots Owned	Lots Controlled	Total	% Change
Arizona	2,302	2,191	4,493	3,842	1,246	5,088	(12%)
California	628	1,948	2,576	1,005	1,137	2,142	20%
Florida	2,420	1,978	4,398	806	697	1,503	193%
Metro New York	7	—	7	50	—	50	(86%)
Texas	18	918	936	55	918	973	(4%)
Total	5,375	7,035	12,410	5,758	3,998	9,756	27%

The total lots owned and controlled at September 30, 2022 increased 27% from September 30, 2021, primarily due to the acquisition of Hanover, which added approximately 3,800 lots owned and controlled.

Results of Operations by Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Pretax income	(dollars in thousands)		(dollars in thousands)
Arizona	$6,046	$5,103	$17,653	$10,371
California	20,059	7,965	68,085	22,706
Florida	4,172	147	8,028	1,032
Metro New York	(810)	(622)	646	(1,592)
Texas	(215)	(209)	(93)	186
Corporate	(3,950)	1,375	(27,663)	(15,197)
Total	$25,302	$13,759	$66,656	$17,506

Our Arizona segment recorded pretax income of $6.0 million and $17.7 million in the three and nine months ended September 30, 2022, respectively, compared to $5.1 million and $10.4 million in the comparable periods during 2021, respectively. The increase in pretax income in 2022 is primarily due to a 22% increase in ASP and increased gross margins stemming from high demand during the nine months ended September 30, 2022 which allowed us to increase pricing.

Our California segment recorded pretax income of $20.1 million and $68.1 million for the three and nine months ended September 30, 2022, respectively, compared to a pretax income of $8.0 million and $22.7 million in the comparable periods in 2021, respectively. The increase was due primarily to increasing demand during the current period, which allowed us to increase pricing and contributed to an increase in gross margins in California. Additionally, we closed out of certain lower gross margin communities in 2021 that negatively impacted our pretax net income.

Our Florida segment recorded pretax income of $4.2 million and $8.0 million for the three and nine months ended September 30, 2022, respectively, compared to a pretax income of $0.1 million and $1.0 million in each of the comparable periods in 2021. We began operations in the Florida segment in May 2021 following the acquisition of Vintage, and we expanded our Florida operations with the acquisition of Hanover in January 2022. Included in Florida's pretax income for the three and nine months ended September 30, 2022 is $10.7 million and $39.9 million, respectively, of purchase price accounting amortization recorded in cost of home sales for acquired inventory related to the Vintage and Hanover acquisitions. Excluding the purchase price accounting, the Florida segment pretax net income was $14.9 million and $47.9 million for the three and nine months ended September 30, 2022, respectively.
Landsea Homes Corp. | Q3 2022 Form 10-Q | 31

The Metro New York segment had a pretax loss of $(0.8) million and pretax income of $0.6 million for the three and nine months ended September 30, 2022, respectively. The increase in pretax loss in the three months ended September 30, 2022 is due primarily to higher commissions and other closing costs, partially offset by the gross margin from additional closings. The pretax income for the nine months ended September 30, 2022 is primarily due to closings beginning at our consolidated project in this segment at the end of the first quarter in 2022. Prior to this the only income-generating activities were from an unconsolidated joint venture.

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

Sales, Marketing, and General and Administrative Expenses

	Three Months Ended September 30,		As a Percentage of Home Sales
	2022	2021	2022	2021
	(dollars in thousands)
Sales and marketing expenses	$21,063	$12,299	6.5%	5.9%
General and administrative expenses	21,111	16,905	6.5%	8.1%
Total sales, marketing, and G&A expenses	$42,174	$29,204	13.0%	14.0%

	Nine Months Ended September 30,		As a Percentage of Home Sales
	2022	2021	2022	2021
	(dollars in thousands)
Sales and marketing expenses	$64,366	$34,880	6.6%	5.8%
General and administrative expenses	70,734	45,826	7.3%	7.6%
Total sales, marketing, and G&A expenses	$135,100	$80,706	13.9%	13.4%

For the three and nine months ended September 30, 2022, sales, marketing, and general and administrative (“SG&A”) expenses increased compared to the prior year periods due to the Company’s business growth and expansion through acquisitions. The increase is primarily due to higher closing costs, higher wages due to increases in headcount including acquisitions and upward pressure on wages, as well as higher professional fees partially offset in the nine months ended September 30, 2021 by a decrease in transaction costs as significant transaction costs were incurred related to the Merger.

The SG&A expense rate as a percentage of home sales revenue for the three and nine months ended September 30, 2022 was 13.0% and 13.9%, respectively, a decrease of 1.0% and a slight increase of 0.5% from the prior year periods, respectively. The SG&A expense rate decreased in the three months ended September 30, 2022 compared to the prior period as the prior period included higher compliance costs associated with being a newly public company. The rate increased during the nine months ended September 30, 2022 due to higher closing costs, particularly in our Metro New York segment which began delivering homes in 2022.

Provision for Income Taxes

The provision for income taxes for the three and nine months ended September 30, 2022 was a provision of $4.0 million and $17.5 million, respectively, as compared to $3.0 million and $3.2 million for the three and nine months ended September 30, 2021, respectively. The effective tax rate for the three and nine months ended September 30, 2022 was 15.9% and 26.2%, respectively, as compared to 21.6% and 18.1% for the three and nine months ended September 30, 2021, respectively. The difference between the statutory tax rate and the effective tax rate for the nine months ended September 30, 2022 is primarily related to state income taxes net of federal income tax benefits,
Landsea Homes Corp. | Q3 2022 Form 10-Q | 32

estimated deduction limitations for executive compensation, warrant fair market value adjustments, and tax credits for energy-efficient homes. The difference between the statutory tax rate and the effective tax rate for the nine months ended September 30, 2021 is primarily related to state income taxes net of federal income tax benefits, estimated deduction limitations for executive compensation, warrant fair market value adjustments, the gain on forgiveness of our $4.3 million Paycheck Protection Program loan, and tax credits for energy-efficient homes.

The accounting for deferred taxes is based upon estimates of future results. Differences between the anticipated and actual outcomes of these future results could have a material impact on our consolidated results of operations or financial position. Also, changes in existing federal and state tax laws and tax rates could affect future tax results and the valuation of our deferred tax assets.

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
Liquidity and Capital Resources

Overview

As of September 30, 2022, we had $117.4 million of cash, cash equivalents, restricted cash, and cash held in escrow, a $230.0 million decrease from December 31, 2021, primarily due to a net payment of $258.7 million for the Hanover acquisition, common stock repurchases of $40.2 million and repurchases of private placement warrants for $16.5 million, as well as other land purchases and construction costs. These cash outlays were partially offset by net borrowings on debt of $121.4 million and contributions from noncontrolling interests to a consolidated joint venture of $55.0 million. Cash held in escrow represents closings happening immediately before quarter-end in which we received the funds from the title company subsequent to September 30, 2022.

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

We expect to generate cash from the sale of inventory including homes under construction. We generally intend to re-deploy the cash generated from the sale of inventory to acquire and develop strategic, well-positioned lots that represent opportunities to generate future income and cash flows by allocating capital to best position us for long-term success. When it meets with our strategic goals, we may continue to purchase companies that strengthen our position in markets in a way that would not be possible with organic growth. As we continue to expand our business,
Landsea Homes Corp. | Q3 2022 Form 10-Q | 33

we expect that our cash outlays for land purchases and development to increase our lot inventory may, at times, exceed our cash generated by operations.

We intend to utilize debt as part of our ongoing financial strategy, coupled with redeployment of cash flows from operations to finance our business. As of September 30, 2022, we had outstanding borrowings of $594.3 million in aggregate principal, excluding deferred loan costs. We will consider a number of factors when evaluating our level of indebtedness and when making decisions regarding the incurrence of new indebtedness, including the purchase price of assets to be acquired with debt financing, the market value of our assets and the ability of particular assets, and our business as a whole, to generate cash flow to cover the expected debt service. In addition, our credit facilities contain certain financial covenants, among other things, that limit the amount of leverage we can maintain, as well as minimum tangible net worth and liquidity requirements.

We believe that we will be able to fund our current and foreseeable liquidity needs with our cash on hand, cash generated from operations, and cash expected to be available from our credit facilities or through accessing debt or equity capital as needed.

Credit Facility
In October 2021, the Company entered into a line of credit agreement (the “Credit Agreement”). The Credit Agreement provides for a senior unsecured borrowing of up to $675.0 million as of September 30, 2022. The Company may increase the borrowing amount up to $850.0 million, under certain conditions. Borrowings under the Credit Agreement bear interest at the Secured Overnight Financing Rate (“SOFR”) plus 3.35% or the Prime Rate (as defined in the Credit Agreement) plus 2.75%. The interest rate includes a floor of 3.85%. As of September 30, 2022, the interest rate on the loan was 5.95%. The Credit Agreement was modified in June 2022 to increase the borrowing commitment by $70.0 million and replace the London Interbank Offered Rate (“LIBOR”) with SOFR as an index rate. The Credit Agreement was modified again in September 2022 to increase the commitment by an additional $20.0 million to $675.0 million. The Credit Agreement matures in October 2024.
The Company’s loan has certain financial covenants, such as requirements for the Company to maintain a minimum liquidity balance, minimum tangible net worth, gross profit margin, leverage and interest coverage ratios. The Company's loan contains various representations, warranties, and covenants that are customary for these types of agreements. As of September 30, 2022, the Company was in compliance with all Credit Agreement covenants.

Financial Covenants

Our loan has certain financial covenants, including requirements for us to maintain a minimum liquidity balance, minimum tangible net worth as well as maximum leverage and interest coverage ratios. See the table below for the covenant calculations.

	September 30, 2022		December 31, 2021
Financial Covenants	Actual	Covenant Requirement	Actual	Covenant Requirement
	(dollars in thousands)		(dollars in thousands)
Minimum Liquidity Covenant	$198,082	$50,000	$346,889	$50,000
Interest Coverage Ratio - Adjusted EBITDA to Interest Incurred	5.45	1.75	3.69	1.5
Tangible Net Worth	$615,035	$356,421	$596,030	$329,182
Maximum Leverage Ratio (1)	44.5%	<60%	18.7%	<65%
(1)     Calculation is debt, net of certain cash amounts, divided by that same net debt balance plus tangible net worth.

The loan agreements also contain certain restrictive covenants, including limitations on incurrence of other indebtedness, liens, dividends and other distributions, asset dispositions, investments, and limitations on fundamental changes. The agreements contain customary events of default, subject to cure periods in certain circumstances, that would result in the termination of the commitments and permit the lender to accelerate payment on outstanding borrowings. These events of default include nonpayment of principal, interest, and fees or other
Landsea Homes Corp. | Q3 2022 Form 10-Q | 34

amounts; violation of covenants; inaccuracy of representations and warranties; cross default to certain other indebtedness; unpaid judgments; change in control; and certain bankruptcy and other insolvency events. As of September 30, 2022, we were in compliance with all required covenants.

Letters of Credit and Performance Bonds

In the ordinary course of business, and as part of the entitlement and development process, the Company's subsidiaries are required to provide performance bonds to assure completion of certain public facilities. As of September 30, 2022 and December 31, 2021, we had $117.0 million and $94.7 million, respectively, in performance bonds issued and outstanding. Although significant development and construction activities have been completed related to the improvements at these sites, the performance bonds are generally not released until all development and construction activities are completed.

Cash Flows—Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021

For the nine months ended September 30, 2022 and 2021, the comparison of cash flows is as follows:

•Net cash used in operating activities was $83.2 million during the nine months ended September 30, 2022 compared to $125.9 million during the same period in 2021. The decrease in net cash flows used from operating activities was primarily due to proceeds from home sales, with net income growing $34.9 million compared to the same period in 2021 and a lower real estate inventory increase of $24.5 million. This was partially offset by an increase in other assets of $40.8 million primarily related to land held in escrow pending closing.

•Net cash used in investing activities was $262.2 million during the nine months ended September 30, 2022, compared to $29.0 million during the same period in 2021. This difference was primarily related to payments of $258.7 million, net of cash received from working capital adjustments, for our acquisition of Hanover during the nine months ended September 30, 2022, compared to payments of $44.5 million for our acquisition of Vintage during the corresponding period in the prior year.

•Net cash provided by financing activities was $112.4 million during the nine months ended September 30, 2022, compared to $127.2 million during the same period in 2021. The decrease was largely due to $40.2 million of repurchases of our common stock and $16.5 million of repurchases of our private placement warrants during the nine months ended September 30, 2022 and net proceeds of $64.4 million from the Merger during the nine months ended September 30, 2021. The decrease was partially offset by contributions of $55.0 million from a noncontrolling interest to fund a consolidated joint venture that was formed in the nine months ended September 30, 2022 and an increase in net borrowings on notes and other debts payable of $53.9 million during the nine months ended September 30, 2022 as compared to the prior period in 2021.

Option Contracts

In the ordinary course of business, we enter into land purchase contracts in order to procure lots for the construction of homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require a cash deposit, and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers and others as a method of acquiring land in staged takedowns, to help manage the financial and market risk associated with land holdings, and to reduce the use of funds from financing sources. Option contracts generally require payment of a non-refundable deposit for the right to acquire lots over a specified period of time at pre-determined prices. Our obligations with respect to purchase contracts and option contracts are generally limited to the forfeiture of the related non-refundable cash deposits. As of September 30, 2022, we had outstanding purchase and option contracts totaling $594.6 million, net of $96.1 million related cash deposits (of which $6.0 million is refundable) pertaining to these contracts.
Landsea Homes Corp. | Q3 2022 Form 10-Q | 35

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

Material Cash Requirements

As of September 30, 2022, there have been no material changes to our known contractual and other obligations appearing in the “Material Cash Requirements” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on March 16, 2022.

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
Landsea Homes Corp. | Q3 2022 Form 10-Q | 36

debt to capital does not take into account our liquidity and we believe that the ratio of net debt to net capital provides supplemental information by which our financial position may be considered.

See table below reconciling this non-GAAP measure to the ratio of debt to capital.

	September 30, 2022	December 31, 2021
	(dollars in thousands)
Total notes and other debts payable, net	$585,065	$461,117
Total equity	684,253	621,397
Total capital	$1,269,318	$1,082,514
Ratio of debt to capital	46.1%	42.6%

Total notes and other debts payable, net	$585,065	$461,117
Less: cash, cash equivalents, and restricted cash	110,192	343,253
Less: cash held in escrow	7,190	4,079
Net debt	467,683	113,785
Total equity	684,253	621,397
Net capital	$1,151,936	$735,182
Ratio of net debt to net capital	40.6%	15.5%

EBITDA and Adjusted EBITDA

The following table presents EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2022 and 2021. Adjusted EBITDA is a non-GAAP financial measure used by management in evaluating operating performance. We define Adjusted EBITDA as net income before (i) income tax expense (benefit), (ii) interest expenses, (iii) depreciation and amortization, (iv) inventory impairments, (v) purchase accounting adjustments for acquired work in process inventory related to business combinations, (vi) loss (gain) on debt extinguishment or forgiveness, (vii) transaction costs related to the Merger and business combinations, (viii) the impact of income or loss allocations from our unconsolidated joint ventures, and (ix) loss on remeasurement of warrant liability. We believe Adjusted EBITDA provides an indicator of general economic performance that is not affected by fluctuations in interest, effective tax rates, levels of depreciation and amortization, and items considered to be non-recurring. The economic activity related to our unconsolidated joint ventures is not core to our operations and is the reason we have excluded those amounts. Accordingly, we believe this measure is useful for comparing our core
Landsea Homes Corp. | Q3 2022 Form 10-Q | 37

operating performance from period to period. Our presentation of Adjusted EBITDA should not be considered as an indication that our future results will be unaffected by unusual or non-recurring items.

	Three Months Ended September 30,
	2022	2021
	(dollars in thousands)
Net income	$21,281	$10,782
Provision for income taxes	4,021	2,977
Interest in cost of sales	10,150	7,282
Interest relieved to equity in net income of unconsolidated joint ventures	—	281
Interest expense	—	11
Depreciation and amortization expense	1,382	1,287
EBITDA	36,834	22,620
Purchase price accounting in cost of home sales	10,612	3,840
Transaction costs	—	328
Equity in net income of unconsolidated joint ventures, excluding interest relieved	(70)	(449)
Gain on remeasurement of warrant liability	—	(7,040)
Adjusted EBITDA	$47,376	$19,299

	Nine Months Ended September 30,
	2022	2021
	(dollars in thousands)
Net income	$49,196	$14,346
Provision for income taxes	17,460	3,160
Interest in cost of sales	31,276	25,648
Interest relieved to equity in net income of unconsolidated joint ventures	70	1,056
Interest expense	—	32
Depreciation and amortization expense	4,445	3,240
EBITDA	102,447	47,482
Purchase price accounting in cost of home sales	41,162	10,969
Transaction costs	1,205	4,492
Equity in net income of unconsolidated joint ventures, excluding interest relieved	(209)	(1,870)
Loss (gain) on debt extinguishment or forgiveness	2,496	(4,266)
Loss on remeasurement of warrant liability	7,315	3,245
Adjusted EBITDA	$154,416	$60,052
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
Landsea Homes Corp. | Q3 2022 Form 10-Q | 38

expense of related party interest pushed down from our parent company as we have no obligation to repay the debt and related interest.

	Three Months Ended September 30,
	2022	2021
	(dollars in thousands)
Net income attributable to Landsea Homes Corporation	$19,970	$10,797

Previously capitalized related party interest included in cost of sales	714	2,571
Equity in net income of unconsolidated joint ventures	(70)	(168)
Purchase price accounting for acquired inventory	10,612	3,840
Gain on remeasurement of warrant liability	—	(7,040)
Total adjustments	11,256	(797)
Tax-effected adjustments (1)	8,270	(2,458)

Adjusted net income attributable to Landsea Homes Corporation	$28,240	$8,339

	Nine Months Ended September 30,
	2022	2021
	(dollars in thousands)
Net income attributable to Landsea Homes Corporation	$47,970	$14,387

Previously capitalized related party interest included in cost of sales	3,831	9,813
Equity in net income of unconsolidated joint ventures	(139)	(814)
Purchase price accounting for acquired inventory	41,162	10,969
Merger related transaction costs	—	2,656
Loss (gain) on debt extinguishment or forgiveness	2,496	(4,266)
Loss on remeasurement of warrant liability	7,315	3,245
Total adjustments	54,665	21,603
Tax-effected adjustments (1)	44,599	15,583

Adjusted net income attributable to Landsea Homes Corporation	$92,569	$29,970
(1)    Our tax-effected adjustments are based on our federal rate and a blended state rate adjusted for certain discrete items.

Landsea Homes Corp. | Q3 2022 Form 10-Q | 39

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

As of September 30, 2022, management, under the supervision of our Company’s Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of such date due to material weaknesses in internal control over financial reporting as described under the section Material Weaknesses in Internal Control Over Financial Reporting below.

Based upon SEC staff guidance, an assessment of internal controls over financial reporting of a recently acquired business may be excluded from management's evaluation of disclosure controls and procedures for up to a year from the date of acquisition. We excluded Hanover Family Builders from our assessment of disclosure controls and procedures as of September 30, 2022 because it was acquired by the Company in a purchase business combination during the first quarter of 2022. The elements of the acquired business’ internal controls over financial reporting that have been excluded represent 2% of our total assets as of September 30, 2022 and 23% of our total revenue for the nine months ended September 30, 2022.

Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. We did not design and maintain an effective control environment commensurate with our financial reporting requirements. Specifically, we lacked a sufficient
Landsea Homes Corp. | Q3 2022 Form 10-Q | 40

complement of resources with (i) an appropriate level of accounting and information technology knowledge, experience and training to appropriately analyze, record and disclose accounting matters timely and accurately and (ii) an appropriate level of knowledge and experience to establish effective processes and controls. This material weakness did not result in any adjustments to the consolidated financial statements or disclosures. This material weakness contributed to the following additional material weakness:

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

These material weaknesses could result in a misstatement of one or more account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

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

Remediation Status of Previously Reported Material Weaknesses

As previously disclosed in “Part II. Item 9A. Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2021, we did not design and maintain effective controls over the accounting for a business combination. This material weakness pertained to a lack of precision in the performance of reviews of the inputs, assumptions and analyses supporting the purchase price allocation accounting and a lack of adequate documentation to provide evidence of design and operating effectiveness of select management review controls over the initial recording of assets acquired and liabilities assumed at acquisition.

To address this material weakness, the Company completed the following measures:

•Identified key risks in the business combination process and corresponding controls which were added or redesigned. The Company enhanced controls around the validation of completeness and accuracy of source data, sufficient precision of management’s review, validation of assumptions with third party support for reasonableness, and consistency of documentation to demonstrate operating effectiveness of control activities.

•Implemented and operated the enhanced controls within the business combination process to execute during our most recent business combination.

Landsea Homes Corp. | Q3 2022 Form 10-Q | 41

Management has completed the implementation and remediation efforts related to the accounting for business combinations and believes that the enhanced controls are operating effectively and the deficiencies that contributed to the material weakness have been remediated.

Changes in Internal Control over Financial Reporting

Other than the changes described above, there has been no change in our internal control over financial reporting that occurred during the nine months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Landsea Homes Corp. | Q3 2022 Form 10-Q | 42

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On January 31, 2022, the Company announced that its Board of Directors authorized a stock repurchase program. The program allowed for the repurchase of up to $10.0 million worth of common stock, inclusive of associated fees, so long as the purchase price per share did not exceed $15.00 per share. The authorization to effect stock repurchases expired on June 30, 2022, with no remaining capacity to repurchase common stock. On May 3, 2022, the Company announced that its Board of Directors authorized an extension of the stock repurchase program, which expires December 31, 2022, and an additional $10.0 million of capacity to repurchase common stock. As of September 30, 2022, no shares had been repurchased under this authorization.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Landsea Homes Corp. | Q3 2022 Form 10-Q | 43

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
10.1
Fifth Amendment Agreement, dated September 30, 2022, by and among Landsea Homes Corporation, as borrower, the other loan parties party thereto, Western Alliance Bank as administrative agent, and the lender parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2022).

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
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021; (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and 2021, (iii) Consolidated Statements of Equity for the three and nine months ended September 30, 2022 and 2021; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021 and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL (included as Exhibit 101).

*    Filed herewith.
**    Furnished herewith.

Landsea Homes Corp. | Q3 2022 Form 10-Q | 44

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Landsea Homes Corporation

Date: November 3, 2022	By:	/s/ John Ho
John Ho
Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2022	By:	/s/ Chris Porter
Chris Porter
Chief Financial Officer
(Principal Financial Officer)

Landsea Homes Corp. | Q3 2022 Form 10-Q | 45