Form 10-K
period 2022-12-31
Landsea Homes Corp
filed 2023-03-09
CIK 1721386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

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

As of June 30, 2022, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $117.4 million based on the closing sale price as reported on The Nasdaq Capital Market.

There were 39,975,309 shares of the registrant’s common stock issued and outstanding as of the close of business on March 7, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement with respect to its 2023 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the registrant’s fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

Landsea Homes Corp. | 2022 Form 10-K | 1

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this Annual Report may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including, but not limited to, our expectations for future financial performance, business strategies or expectations for our business. These statements constitute projections, forecasts and forward-looking statements, and are not guarantees of performance. Landsea Homes Corporation (“we”, “us”, “our”, “LSEA”, “Landsea Homes”, or the “Company”) cautions that forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time. Words such as “may,” “can,” “should,” “will,” “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target,” “look” or similar expressions may identify forward-looking statements. Specifically, forward-looking statements may include, but are not limited to, statements relating to: the future financial performance of the Company; changes in the market for Landsea Homes’ products and services; mortgage and inflation rates; demand for our homes; sales pace and price; effects of home buyer cancellations; our strategic priorities; expansion plans and opportunities; anticipated operating results; home deliveries; financial resources and condition; changes in revenues; changes in profitability; changes in margins; changes in accounting treatment; cost of revenues, including expected labor and material costs; availability of labor and materials; selling, general and administrative expenses; interest expense; inventory write-downs; home warranty and construction defect claims; unrecognized tax benefits; anticipated tax refunds; our ability to acquire land and pursue real estate opportunities; our ability to gain approvals and open new communities; our ability to market, construct and sell homes and properties; our ability to deliver homes from backlog; our ability to secure materials and subcontractors; our ability to produce the liquidity and capital necessary to conduct normal business operations or to expand and take advantage of opportunities; the outcome of legal proceedings, investigations, and claims; and the future impact of COVID-19 or other public health or other emergencies.
These forward-looking statements are based on information available as of the date of this Annual Report and our management’s current expectations, forecasts, and assumptions, and involve a number of judgments, risks, and uncertainties that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in Item 1A. Risk Factors of this Annual Report and subsequent filings with the Securities and Exchange Commission (the “SEC”), including, without limitation:
•Our industry is cyclical and adverse changes in general and local economic conditions could reduce the demand for homes and, as a result, could have a material adverse effect on us;
•If we are not able to develop communities successfully and in a timely manner, our revenues, financial condition and results of operations may be adversely impacted;
•Our quarterly operating results fluctuate because of the seasonal nature of our business;
•Because most of our homebuyers finance the purchase of their homes, the terms and availability of mortgage financing, interest rate increases, changes in federal lending programs, and tax law changes may affect the demand for and the ability to complete the purchase of a home, which could materially and adversely affect us;
•Our geographic concentration could materially and adversely affect us if the homebuilding industry in our current markets should experience a decline;
•Adverse weather and geological conditions may increase costs, cause project delays and reduce consumer demand for housing, all of which could materially and adversely affect us;
•Because homes are relatively illiquid, our ability to promptly sell one or more properties for reasonable prices in response to changing economic, financial and investment conditions may be limited and we may be forced to hold non-income producing properties for extended periods of time;
•Landsea Homes relies on third-party skilled labor, suppliers and long supply chains, and if it fails to identify and develop relationships with a sufficient number of qualified suppliers and subcontractors, or if there is a significant interruption in the supply chains, Landsea Homes’ ability to timely and efficiently access raw materials that meet its standards for quality could be adversely affected;
•We are subject to warranty and liability claims arising in the ordinary course of business that can be significant;
Landsea Homes Corp. | 2022 Form 10-K | 2

•Increases in our cancellation rate may adversely impact our revenue and homebuilding margins;
•Changes in inflation or interest rates could adversely affect our business and financial results;
•The long-term sustainability and growth in our number of homes delivered depends in part upon our ability to acquire lots that are either developed or have the approvals necessary for us to develop them;
•Our use of leverage in executing our business strategy exposes us to significant risks;
•We may require significant additional capital in the future and may not be able to secure adequate funds on acceptable terms;
•Our access to capital and our ability to obtain additional financing could be affected by any downgrade of our credit ratings;
•Our current financing arrangements contain, and our future financing arrangements likely will contain, restrictive covenants relating to our operations;
•Our ability to be successful will depend upon the efforts of our key personnel. The loss of key personnel could negatively impact the operations and profitability of our business and our financial condition could suffer as a result;
•Certain anti-takeover defenses and applicable law may limit the ability of a third-party to acquire control of us;
•We may change our operational policies, investment guidelines and our business and growth strategies without stockholder consent, which may subject us to different and more significant risks in the future;
•Lapses in internal controls, including internal control over financial reporting, could materially and adversely affect our business, financial condition and results of operations, including our liquidity and reputation;
•Changes in accounting rules, assumptions or judgments could materially and adversely affect us, including recent statements from the SEC regarding SPAC-related companies;
•There is no assurance that the existence of a stock repurchase program will result in repurchases of our common stock or enhance long term stockholder value, and repurchases, if any, could affect our stock price and increase its volatility and will diminish our cash reserves;
•We may not be successful in integrating acquisitions, expanding into new markets or implementing our growth strategies;
•Landsea Green Properties Co., Ltd (“Landsea Green”) can determine the outcome of major corporate transactions that require the approval of our stockholders and may take actions that conflict with the interests of other of our stockholders; and
•We are a “controlled company” within the meaning of Nasdaq rules and, as a result, may qualify for, and may choose to rely on, exemptions from certain corporate governance requirements.
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
Landsea Homes Corp. | 2022 Form 10-K | 3

PART I
Item 1. Business
Overview
Landsea Homes is a rapidly growing homebuilder focused on High Performance Homes that deliver energy efficient living in attractive geographies. Headquartered in Newport Beach, California, we primarily engage in the design, construction, marketing and sale of suburban and urban single-family detached and attached homes in California, Arizona, Florida, Texas, and Metro New York. While we offer a wide range of housing options, we primarily focus on entry-level and first-time move-up homes and believe our markets are characterized by attractive long-term housing fundamentals. Landsea Green indirectly owns 100% of our largest stockholder Landsea Holdings Corporation.
We design and build homes and communities throughout the nation that reflect spaces inspired by modern living and that feature vibrant, prime locations where the homes connect seamlessly with their surroundings and enhance the local lifestyle for living, working, and playing. Our defining principle, “Live in your element®”, creates the foundation for our customers to live where they want to live and how they want to live in a home created especially for them. Drawing on new home innovation and technology, including a partnership with a leading technology company, we are focused on sustainable, energy-efficient, and environmentally friendly building practices that result in a lighter environmental impact, lower resource consumption, and a reduced carbon footprint. The four pillars of our High Performance Homes platform are home automation, energy efficiency, sustainability, and enabling a healthy lifestyle. These pillars are reflected in such features as Wi-Fi mesh networking, smart light switches, smart door locks, smart thermostats, Wi-Fi garage door openers, LED lighting, premium air purifiers, and upgraded insulation. Our efficient home designs help reduce lumber, concrete, and building material waste on our job sites. We are committed to achieving among the highest standards in design, quality, and customer satisfaction and are a leader among our peers on several key operating and homebuilding metrics.
Our communities are positioned in attractive markets like Arizona, California, Florida, and Texas. These markets are characterized by conditions including high in-migration, low new home supply levels, and high levels of employment. We are also prudently evaluating opportunities in new regional markets in which there is high demand and favorable population and employment growth as a result of proximity to job centers or primary transportation corridors.
Landsea Homes has been recognized locally and nationally for architecture, interior design, website, digital sales resources and more including winning the 2022 Builder of the Year award by BUILDER magazine. Landsea Homes is in the top ratings of similar sized homebuilders nationally for positive customer experience in Eliant Homebuyers’ survey.
While we have construction expertise across a wide array of product offerings, as noted above, we are focused on entry-level and first-time move-up homes. We believe our high concentration in entry-level homes helps position us to meet changing market conditions and to optimize returns while strategically reducing portfolio risk. In addition, our attached and higher density products in certain markets enables us to keep our entry-level price point “attainable” and within reach of more new homebuyers. We believe that bringing attainable housing product helps to offset rising land and home costs and support our expansion into densely populated markets.
Landsea Homes’ revenue has grown rapidly from approximately $29 million in 2017 to over $1.4 billion in 2022. As of December 31, 2022, Landsea Homes owned or controlled 11,593 lots, of which 6,310 lots were under land option contracts or purchase contracts and 5,283 lots were owned. We believe that this represents approximately 3 to 4 years of supply under our current growth plan. We seek to invest in land inventory that we can efficiently develop over a 24-to-36-month horizon in order to maximize our returns on capital and minimize our exposure to market risk. We continue to evaluate new communities and to develop an attractive pipeline of land acquisition opportunities.
Landsea Homes Corp. | 2022 Form 10-K | 4

In California, Landsea Homes owned and controlled 2,273 lots as of December 31, 2022 in the high-demand San Francisco Bay Area, Los Angeles, and Orange and San Bernardino counties.
In Arizona, Landsea Homes owned and controlled 4,179 lots as of December 31, 2022. Since entering the Arizona market three years ago, Landsea Homes has acquired several communities organically in addition to two Phoenix-based homebuilders. In June 2019, Landsea Homes acquired Pinnacle West Homes (“Pinnacle West”), and in January 2020, Landsea Homes acquired Garrett Walker Homes (“Garrett Walker”), both in the metropolitan Phoenix area. As a result of these acquisitions, we have become one of the largest homebuilders in Arizona.
In Metro New York, Landsea Homes owned three residential units and one retail unit as of December 31, 2022 related to one project in Manhattan.
In Florida, Landsea Homes entered the Florida market in May 2021 with its acquisition of Vintage Estate Homes (“Vintage”). We then expanded our footprint in Florida with the acquisition of Hanover Family Builders, LLC (“Hanover”) in January 2022. Landsea Homes owned and controlled 4,051 lots in Florida as of December 31, 2022.
In Texas, Landsea Homes entered the market with the acquisition of Vintage and has since acquired significant land as we continue to expand our operations in that market. Landsea Homes owned and controlled 1,087 lots as of December 31, 2022.
Net new home orders for Landsea Homes for the years ended December 31, 2022 and 2021 were 1,520 and 1,471, respectively. For the year ended December 31, 2022, Landsea Homes delivered 2,370 homes for total home sales revenue of $1,392.8 million. For the year ended December 31, 2021, Landsea Homes delivered 1,640 homes for total home sales revenue of $936.4 million.
For the years ended December 31, 2022 and 2021 the average selling price (“ASP”) of homes delivered was approximately $588,000 and $571,000, respectively. As of December 31, 2022 and 2021, Landsea Homes had a backlog of 670 and 998 sold but unclosed homes, respectively with an associated sales value of $380.9 million and $586.2 million. The ASP of homes in backlog as of December 31, 2022 and 2021 was approximately $569,000 and $587,000, respectively.
Our Markets
We operate in five primary markets: Arizona, California, Florida, Metro New York, and Texas. The following table sets forth homebuilding and other revenue from each of these markets for the years indicated (in thousands):

	Year Ended December 31,
	2022	2021	2020
Arizona	$317,160	$340,767	$320,691
California	503,832	557,182	413,917
Florida	474,779	93,632	—
Metro New York	111,423	—	—
Texas	39,255	31,723	—
Total	$1,446,449	$1,023,304	$734,608
The Arizona market consists primarily of entry-level and first-time move-up, single-family homes in Avondale, Buckeye, Chandler, Goodyear, Mesa, Phoenix, Queen Creek, Surprise, and Tolleson.
The California market consists of single-family detached and attached homes in (i) Alameda, Contra Costa, Marin, San Joaquin, and Santa Clara counties in Northern California and (ii) Los Angeles, Orange, and San Bernardino counties in Southern California.
Landsea Homes Corp. | 2022 Form 10-K | 5

The Florida market consists primarily of entry-level and move-up communities of single-family homes and attached homes in high-growth metro Orlando and Palm Bay in Florida.
The New York Metro market consists of a premier condominium project in the Chelsea neighborhood in New York City, New York.
The Texas market consists of single-family homes and a master-planned community around San Antonio and Austin.
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
Generally, we believe that we have strong land positions strategically located within our core markets. We select communities in markets across the United States with high demand and convenient access to metropolitan areas that are generally characterized by a robust local economy and continued job growth that attract new residents and provide opportunities for potential homebuyers.
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
In 2019, Landsea Homes officially launched the High Performance Homes program in select communities across California and Arizona and expanded to communities in Florida in 2022. The program focuses on home automation, sustainability, energy savings, and enabling a healthy lifestyle, four factors that we believe are highly desired by our customers.
Landsea Homes Corp. | 2022 Form 10-K | 6

As part of the High Performance Homes program, we have established a relationship with a leading technology company. High Performance Homes utilize that company’s proprietary software, which offers home automation options through applications on homebuyers’ mobile phones. Smart home automation options include a media manager device, MeshNet wireless internet throughout the home, entry door locks, thermostat control, garage door opener control, light dimmer switches, doorbell camera pre-wiring, and high-touch customer service with an individualized training session.
In addition, each High Performance Home includes upgraded roof, wall, and floor insulation, as well as more efficient mechanical systems, ENERGY STAR® rated appliances, and LED lighting. The cost-in-use features lower homebuyers’ monthly bills and are intended to encourage environmental awareness and stewardship. Other features central to our High Performance Homes, like state-of-the-art air purifiers, promote and enable homebuyer’ pursuits to living a healthy lifestyle.
Our Growth Strategies
Building upon our success to date, we see a significant opportunity to drive long-term growth across our business by executing on the following growth strategies:
Strategy and Lot Position
Landsea Homes owned approximately 5,300 lots and had options to purchase approximately 6,300 additional lots as of December 31, 2022. We intend to continue to utilize our current inventory of lots and future land acquisitions to conduct our operating strategy, which consists of:
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
Landsea Homes Corp. | 2022 Form 10-K | 7

extensive time studying and designing our products through the use of architects, consultants, and homeowner focus groups in our target markets.
Our primary focus is on entry-level and first-time move-up homes where our attached and higher density products enable us to keep our entry-level price point more affordable and within reach of more new homebuyers. We believe that bringing attainable housing products helps to counter rising land and home costs and support our expansion into densely populated markets. We believe our high concentration in entry level and first-time move-up homes positions us to meet changing market conditions and to optimize returns while strategically reducing portfolio risk.
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
Pending Land Acquisitions
As of December 31, 2022, Landsea Homes had options to acquire or were under contract to acquire land for an aggregate purchase price of approximately $620.2 million, net of deposits, on which we expect to build approximately 6,300 homes in approximately 40 communities across the markets in which we operate. As of December 31, 2022, Landsea Homes had paid $98.4 million in deposits relating to these pending acquisitions of which $97.6 million was nonrefundable. We utilize option contracts with land sellers and others as a method of acquiring land in staged takedowns, to help manage the financial and market risk associated with land holdings, and to reduce the use of funds from financing sources.
Land Acquisition Process
As of December 31, 2022, Landsea Homes owned or controlled approximately 104 communities containing approximately 11,600 lots under various stages of development. We believe that our current inventory of lots owned and lots controlled under land option or purchase contracts will be adequate to supply our homebuilding operations for approximately three to four years.
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
Landsea Homes Corp. | 2022 Form 10-K | 8

•review of the status of entitlements and other governmental processing, including title review;
•review of limitations on the size of an acquisition to minimize investment levels in any one project;
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
We acquire land parcels pursuant to purchase agreements, many of which are structured as option contracts. Such option contracts require us to pay non-refundable deposits, which can vary by transaction, and entitle (but do not obligate) us to acquire the land, typically at fixed prices. The term within which we can exercise our option varies by transaction and the acquisition is often contingent upon the completion of entitlement or other work with regard to the land (which often include “backbone” improvements, such as the installation of main roads or sewer mains). Depending upon the transaction, we may be required to purchase all of the land subject to the option at once or we may have a right to acquire identified groups of lots over a specified timetable. In some transactions, a portion of the consideration that we pay for the land may be in the form of a profit share, which would be triggered upon exceeding an agreed-upon level of profit. In limited instances, such as where we acquire land from a master developer that is part of a larger project, the seller may have repurchase rights entitling it to repurchase the land if we do not develop the land by an outside deadline (unless the delay is caused by certain circumstances outside our control) or seek to sell the land directly to a third party or indirectly through a change in control. Repurchase rights typically allow the seller to repurchase the land at our acquisition cost plus the cost of improvements made to the land and less a specified discount.
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
We employ in-house commissioned sales personnel and outside brokers to sell our homes. In-house sales personnel typically work from sales offices located in model homes close to or in each community. Sales counselors assist potential buyers by providing them with floor plans, price information, development and construction timetables, tours of model homes and the selection of options. Sales counselors are licensed by the applicable real estate bodies in their respective markets and are trained by Landsea Homes. It is not required but preferred to have had prior experience selling new homes in the local market.
We also offer a virtual sales experience, which provides potential home shoppers with an experience that combines a variety of online tools, including 360° virtual tours, photo galleries, videos, interactive floor plans, interactive community site maps and local vicinity maps. We employ a team of dedicated inside sales counselors that support each division and community web leads, phone calls, and on-site appointments, seven days a week.
In addition, our High Performance Homes are equipped with a proprietary software from a leading technology company, which offers home automation features through the Homekit® application to use on homebuyers’ personal mobile phones or tablets.
Our homes are typically sold before or during construction through sales contracts accompanied by an earnest money deposit. Such sales contracts are usually subject to certain contingencies such as the buyer’s ability to
Landsea Homes Corp. | 2022 Form 10-K | 9

qualify for financing. The cancellation rate of buyers who contracted to buy a home from us but did not close escrow was approximately 26.4% during 2022 and 9.0% during 2021. Cancellations are caused by a variety of factors beyond our control such as a buyer’s change in ability to secure financing over time, individual life changing events, or overall economic market conditions. We have seen our cancellation rates increase over the last half of 2022 primarily due to the increase in mortgage rates.
Customer Financing
In July 2022, we entered into a licensing agreement with NFM Lending, a third party, wherein it will provide mortgage services under the name Landsea Mortgage. NFM Lending is currently licensed in 48 states and will be responsible for the financing of home loans.
Landsea Mortgage, powered by NFM Lending, assists our homebuyers in obtaining financing to offer qualified buyers a variety of financing options. Unlike some other homebuilders, we do not offer residential mortgages or other financing alternatives, whether directly or through any of our joint ventures. We offer financing incentives to our homebuyers when they use Landsea Mortgage. This affords us full collaboration and insight from contract to close to ensure a successful close of escrow.
The Landsea Mortgage team works closely with each division to understand the market demand and buyer demographics to ensure we are offering financing options and incentives competitive in each community. These financing incentives range from closing cost assistance, extended rate locks, and loan interest rate buydowns. The financing incentive amounts vary by market and community.
In connection with the NFM Lending licensing agreement, we and certain of our subsidiaries entered into the First Amendment to the Trademark License Agreement, as licensees, with Landsea Group Co., Ltd. (“Landsea Group”), as licensor, pursuant to which, among other things, Landsea Group granted us and certain of our subsidiaries the right to sublicense the “Landsea” trademark in the “domestic homebuilding business,” which now expressly includes “mortgage lending,” “title insurance,” “home insurance” and other “settlement services”.
Quality Control and Customer Service
We strive to provide a high level of customer service throughout the entire sales process and after a home has closed escrow. All homeowners are surveyed through a homebuyer survey company, Eliant, 30 days, 6 months, and one year after the close of escrow. Each survey summarizes key measurements of the homebuyer experience, construction process, and trade quality into our customer care process. All sales counselors, design associates, mortgage associates, on-site construction supervisors, and the post-closing customer service personnel, work in a team effort to foster our reputation for quality and service and ultimately strive for the highest level of customer home-buying experience that will benefit not only the customer directly, but also benefit us in improving buyer satisfaction and homeowner referrals.
Warranty Program
We provide our homebuyers with a limited warranty, covering workmanship and materials. The limited warranty varies based on the location of the project and market conditions. The limited warranty is transferable to subsequent buyers not under direct contract with us and requires that homebuyers agree to the terms and procedures set forth in the warranty, including binding arbitration.
We also maintain general liability insurance coverage which we believe will respond to construction claims for the duration of our legal liability, upon satisfaction of applicable deductibles or self-insured retentions. In California, we maintain wrap-up insurance that typically includes project owners, contractors and subcontractors as the insured. As a result, we do not require our California subcontractors to name the Company as an additional insured on their general liability policies for their work on our projects. However, the subcontractors must provide proof of general liability insurance for off-site work, worker’s compensation and auto coverage. Furthermore, we generally require that each subcontractor and design professional provide us with an indemnity, subject to various limitations. In Arizona, Florida, and Texas, subcontractors and design professionals who work on our projects
Landsea Homes Corp. | 2022 Form 10-K | 10

provide indemnity and name the Company as additional insured on the insurance policies. We also maintain excess liability insurance in these jurisdictions in addition to warranty reserves based on our historical market experience and judgment of the risks associated with conditions particular to each location.
There can be no assurance, however, that the terms and limitations of the limited warranty will be enforceable, that we will be able to renew our insurance coverage or renew it at reasonable rates, that we will not be liable for damages, costs of repairs and/or expenses of litigation for claims for which insurance and/or indemnity is not applicable and/or collectible. We may also be responsible for deductibles or self-insured retentions and claims may exceed applicable coverage limits. Although we actively monitor our reserves, coverage issues and market conditions, because of the inherent uncertainties outlined above, we cannot provide assurance that our insurance coverage, indemnities, warranty arrangements, and reserves will be adequate to address all construction-related claims in the future. Additionally, under current market conditions, general liability insurance for construction claims is limited and costly. It is expected that such coverage may become more restricted and costly in the future.
Raw Materials
Typically, raw materials and most of the components used in our business are readily available in the United States. Most are standard items carried by major suppliers. However, a rapid increase in the number of homes started or other market conditions could cause delays in the delivery of, shortages in, or higher prices for necessary materials. Delivery delays or the inability to obtain necessary materials, such as what we experienced in 2021 and parts of 2022 as a result of supply chain issues, have resulted in delays in the delivery of homes under construction. We have established national and regional purchase programs for certain materials and will continue to monitor the supply markets to achieve competitive pricing.
Intellectual Property
We rely on a combination of trademark and copyright law, trade-secret protection, confidentiality, nondisclosure, license agreements and/or other contractual provisions, and technical measures with our employees, customers, partners, and others to protect our proprietary rights. We have registered, or applied for the registration of, a number of U.S. domain names, trademarks, service marks, and copyrights. We also use the “Landsea” trademark pursuant to an exclusive license and its terms as granted under the Trademark License Agreement. While all of these proprietary rights are important to our operations, we do not consider any particular trademark, license, franchise, or concession to be material to our overall business.
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
Landsea Homes Corp. | 2022 Form 10-K | 11

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
Competition
The homebuilding industry is highly competitive and fragmented. While our competitors vary by market, we compete directly with major national builders such as KB Home, Lennar Corporation, Tri Pointe Homes, Inc., PulteGroup, Inc., and D.R. Horton, Inc. Homebuilders compete for, among other things, homebuyers, desirable land parcels, financing, raw materials, and skilled labor. We compete for homebuyers on the basis of a number of interrelated factors including home design and location, construction quality, customer service and satisfaction, and reputation. We believe that we compete effectively in our existing markets as a result of our product differentiation through our High Performance Home platform, geographic diversity, and substantial development expertise. Further, we believe that we are adept at acquiring and integrating existing homebuilders based on our recent acquisition history, allowing us to grow both organically and via acquisition.
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
Number of Employees. As of December 31, 2022, Landsea Homes employed 458 employees, including corporate staff, supervisory personnel of construction projects, warranty service personnel for completed projects, as well as persons engaged in administrative, finance and accounting, human resources, legal, and sales and marketing activities. 454 of these employees were full-time employees.
Landsea Homes Corp. | 2022 Form 10-K | 12

Retention and Turnover. We focus significant attention on attracting and retaining talented and experienced individuals to manage and support our operations, and our management team routinely reviews employee turnover rates at various levels of the organization. As of December 31, 2022, with a 12-month lookback period, Landsea Homes had a voluntary turnover rate of approximately 27.7%.
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
Business Combination with LF Capital Acquisition Corp.
On August 31, 2020, Landsea Homes and its parent, Landsea Holdings, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with LF Capital Acquisition Corp. (“LF Capital”) and LFCA Merger Sub, Inc. (the “Merger Sub”), a direct, wholly-owned subsidiary of LF Capital. The Merger Agreement provided for, among other things, the merger of Merger Sub with and into Landsea Homes Incorporated (“LHI”), previously a wholly-owned subsidiary of Landsea Holdings, with LHI continuing as the surviving corporation (the “Merger”).
On January 7, 2021 (the “Closing Date”), the Merger was consummated pursuant to the Merger Agreement (the “Closing”). The name of LF Capital was changed at that time to Landsea Homes Corporation. Pursuant to the terms of the Merger Agreement, Landsea Holdings received $343.8 million of stock consideration, consisting of 32.6 million newly issued shares of Landsea Homes Corporation’s common stock. The shares were valued at $10.56 per share for purposes of determining the aggregate number of shares payable to Landsea Holdings (the “Stock Consideration”).
Implications of Being a Smaller Reporting Company
We qualify as a smaller reporting company (“smaller reporting company”), as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as (i) our voting and non-voting common stock held by non-affiliates is less than $250 million measured on the last business day of our second fiscal quarter or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700 million measured on the last business day of our second fiscal quarter.
Landsea Homes Corp. | 2022 Form 10-K | 13

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
We file annual, quarterly, and current reports as well as proxy statements and other information with the SEC. Our SEC filings are available to the public over the Internet at the SEC’s website at www.sec.gov and at our website free of charge at www.landseahomes.com as soon as reasonably practicable after filing.

Landsea Homes Corp. | 2022 Form 10-K | 14

Item 1A. Risk Factors
Summary of Risk Factors
An investment in our securities involves risks and uncertainties. The following summarizes the material factors that make an investment in us speculative or risky, all of which are more fully described in the Risk Factors section below. You should read and carefully consider this summary in conjunction with the Risk Factors section as well as the other information included in this Annual Report, including “Cautionary Note Regarding Forward-Looking Statements,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes thereto included elsewhere in this Annual Report, before investing in our securities. We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially adversely affect our operations. Any of the following risks could materially and adversely affect our business, financial condition, results of operations or prospects. However, the selected risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or those we currently view to be immaterial may also materially and adversely affect our business, financial condition, results of operations or prospects. In such a case, the trading price of our securities could decline and you may lose all or part of your investment in us.
Operational Risks Related to Our Business
•If we are not able to develop communities successfully and in a timely manner, our revenues, financial condition and results of operations may be adversely impacted.
•We are subject to warranty and liability claims arising in the ordinary course of business that can be significant.
•The long-term sustainability and growth in our number of homes delivered depends in part upon our ability to acquire lots that are either developed or have the approvals necessary for us to develop them.
•If the market value of our developed lot and home inventory decreases, our results of operations could be adversely affected by impairments of inventory.
•Increases in our cancellation rate may adversely impact our revenue and homebuilding margins.
•Third-party lenders may not complete mortgage loan originations for our homebuyers in a timely manner or at all, which can lead to cancellations and a lesser backlog of orders, or significant delays in our closing homes sales and recognizing revenues from those homes.
•Difficulties with appraisal valuations in relation to the proposed sales price of our homes could force us to reduce the price of our homes for sale.
•We rely on third-party skilled labor, suppliers and long supply chains, and if it fails to identify and develop relationships with a sufficient number of qualified suppliers and subcontractors, or if there is a significant interruption in the supply chains, our ability to timely and efficiently access raw materials that meet its standards for quality could be adversely affected.
•We could be adversely affected by efforts to impose joint employer liability for labor law violations committed by subcontractors.
•We may not be successful in integrating acquisitions, expanding into new markets or implementing our growth strategies.
•Adverse weather and geological conditions may increase costs, cause project delays and reduce consumer demand for housing, all of which could materially and adversely affect us.
Legal, Regulatory and Compliance Risks Related to Our Business
•We are subject to environmental laws and regulations, which may increase our costs, result in liabilities, limit the areas in which we can build homes and delay completion of our projects.
•A major health and safety incident relating to our business could be costly in terms of potential liabilities and reputational damage.
Risks Related to Our Organization and Structure
•Landsea Green can determine the outcome of major corporate transactions that require the approval of our stockholders and may take actions that conflict with the interests of other of our stockholders.
•We are a “controlled company” within the meaning of Nasdaq rules and, as a result, may qualify for, and may choose to rely on, exemptions from certain corporate governance requirements.
Landsea Homes Corp. | 2022 Form 10-K | 15

Risks Related to Our Industry
•Our industry is cyclical and adverse changes in general and local economic conditions could reduce the demand for homes and, as a result, could have a material adverse effect on us.
•The homebuilding industry is highly competitive and, if our competitors are more successful or offer better value to customers, it may materially and adversely affect our business and financial condition.
•Our geographic concentration could materially and adversely affect us if the homebuilding industry in our current markets should experience a decline.
•Because most of our homebuyers finance the purchase of their homes, the terms and availability of mortgage financing, interest rate increases, changes in federal lending programs, and tax law changes may affect the demand for and the ability to complete the purchase of a home, which could materially and adversely affect us.
•Our quarterly operating results fluctuate due to the seasonal nature of our business.
Risks Related to Debt and Liquidity
•Because homes are relatively illiquid, our ability to promptly sell one or more properties for reasonable prices in response to changing economic, financial and investment conditions may be limited and we may be forced to hold non-income producing properties for extended periods of time.
•We may not be able to access sufficient capital on favorable terms, or at all, which could result in an inability to acquire lots, increase home construction costs or delay home construction entirely.
•Our use of leverage in executing our business strategy exposes us to significant risks.
•The agreements governing our debt impose operating and financial restrictions, which may prevent us from capitalizing on business opportunities and taking some corporate actions.
Risks Related to the Ownership of Our Securities
•A significant portion of our total outstanding shares may be sold into the market in the near future. Resales of the shares of Common Stock included in the Merger Consideration could depress the market price of our Common Stock.
•Lapses in internal controls, including internal control over financial reporting, could materially and adversely affect our business, financial condition and results of operations, including our liquidity and reputation.
•We are a “smaller reporting company” subject to reduced disclosure and governance requirements.
•The exercise of our public warrants may result in dilution to our stockholders.
•Our warrants may not ever be in the money, they may expire worthless and the terms of the warrants may be amended in a manner that may be adverse to holders of our warrants.
•Our ability to issue shares of common stock beyond 100 million may be affected by a recent Delaware Court of Chancery decision.
•Certain anti-takeover defenses and applicable law may limit the ability of a third-party to acquire control of us.
•Our certificate of incorporation provides that the Court of Chancery of the State of Delaware is the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.
General Risk Factors
•Our ability to be successful will depend upon the efforts of our key personnel. The loss of key personnel could negatively impact the operations and profitability of our business and our financial condition could suffer as a result.
•Actual or threatened public health crises, epidemics, or outbreaks, including the COVID-19 pandemic, have had and may again have a material adverse effect on our business, financial condition, and results of operations.
•An information systems interruption or breach in security of our systems could adversely affect us.
•Changes in inflation or interest rates could adversely affect our business and financial results.
•Changes in accounting rules, assumptions or judgments could materially and adversely affect us, including recent statements from the SEC regarding SPAC-related companies.
Landsea Homes Corp. | 2022 Form 10-K | 16

Risk Factors
Operational Risks Related to Our Business
If we are not able to develop communities successfully and in a timely manner, our revenues, financial condition and results of operations may be adversely impacted.
Before a community generates any revenue, time and material expenditures are required to acquire land, obtain or renew permits and development approvals and construct significant portions of project infrastructure, amenities, model homes and sales facilities. At times, we have experienced a significant lag from the time we acquire land or options for land for development or developed home sites and the time we can bring the communities to market and sell homes. Our ability to process a significant number of transactions (which include, among other things, evaluating the site purchase, designing the layout of the development, sourcing materials and subcontractors and managing contractual commitments) efficiently and accurately is important to our success. Errors by employees, failure to comply with or changes in regulatory requirements and conduct of business rules, failings or inadequacies in internal control processes, equipment failures, natural disasters or the failure of external systems, including those of suppliers or counterparties, could result in delays and operational issues that could adversely affect our business, financial condition and operating results and relationships with customers. We can also experience, and have experienced at times, significant delays in obtaining permits, development approvals, entitlements, and local, state or federal government approvals, utility company constraints or delays, delays in a land seller’s lot deliveries or delays resulting from rights or claims asserted by third parties, which may be outside of our control. Additionally, we may also have to renew existing permits and there can be no assurances that these permits will be renewed. Delays in the development of communities also expose us to the risk of changes in market conditions for homes. A decline in our ability to develop and market communities successfully and to generate positive cash flow from these operations in a timely manner could have a material adverse effect on our business and results of operations and on our ability to service our debt and to meet our working capital requirements.
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
Landsea Homes Corp. | 2022 Form 10-K | 17

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
In addition, we conduct business in California, one of the most highly regulated and litigious jurisdictions in the United States, which imposes a ten-year, strict liability tail on many construction liability claims. As a result, our potential losses and expenses due to litigation, new laws and regulations may be greater than those of competitors who have smaller California operations as a percentage of the total enterprise.
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

Landsea Homes Corp. | 2022 Form 10-K | 18

If the market value of our developed lot and home inventory decreases, our results of operations could be adversely affected by impairments of inventory.
The market value of our land and housing inventories depends on market conditions. We acquire land for expansion into new markets and for replacement of land inventory and expansion within our current markets. There is an inherent risk that the value of the land we own or control may decline after purchase. The risks inherent in purchasing and developing land parcels increase as consumer demand for housing decreases. As a result, we may buy and develop land parcels on which homes cannot be profitably built and sold. The valuation of property is inherently subjective and based on the individual characteristics of each property. When market conditions, such as increases in interest rates, drive land values down, land we have purchased or option agreements we have previously entered into may become less desirable because we may not be able to build and sell homes profitably, at which time we may elect to sell the land or, in the case of options contracts, to forego pre-acquisition costs and forfeit deposits and terminate the agreements. Land parcels, building lots, and housing inventories are illiquid assets, and we may not be able to dispose of them efficiently or at all if we or the housing market and general economy are in financial distress. Factors such as changes in regulatory requirements and applicable laws (including in relation to building regulations, taxation and planning), political conditions, the condition of financial markets, both local and national economic conditions, the financial condition of customers, potentially adverse tax consequences, and interest and inflation rate fluctuations subject the market value of land owned, controlled or optioned by us to uncertainty. For example, in March 2022, the Federal Reserve began, and is expected to continue, to raise interest rates in an effort to curb inflation. During periods of increasing interest rates, demand for land and our housing inventories has generally decreased, which can result in lower sales proceeds from future dispositions. Moreover, all valuations are made on the basis of assumptions that may not prove to reflect economic or demographic reality. If housing demand decreases below what we anticipated when we acquired the inventory, our results of operations and financial conditions may be adversely affected and we may not be able to recover our costs when we build and sell houses.
Increases in our cancellation rate may adversely impact our revenue and homebuilding margins.
In connection with the sale of a home, we collect a deposit from the homebuyer that is a small percentage of the total purchase price. During the years ended December 31, 2022 and 2021, Landsea Homes experienced cancellation rates of 26.4% and 9.0%, respectively. Cancellations negatively impact the number of closed homes, net new home orders, home sales revenue and our results of operations, as well as the number of homes in backlog. Home order cancellations can result from a number of factors, including but not limited to declines or slow appreciation in the market value of homes, increases in the supply of homes available to be purchased, increased competition, higher mortgage interest rates, buyer’s remorse, homebuyers’ inability to sell their existing homes, homebuyers’ inability to obtain suitable financing, including providing sufficient down payments, and adverse changes in economic conditions. Many of these factors are beyond our control. Increased levels of home order cancellations such as we’ve seen in the second half of 2022, have had, and could continue to have, a negative impact on our home sales revenue and financial and operating results.
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
We can provide no assurance as to a lenders’ ability or willingness to complete, in a timely fashion or at all, the mortgage loan originations they start for our homebuyers. Such inability or unwillingness may result in mortgage loan funding issues that slow deliveries of our homes or cause cancellations, which in each case may have a material adverse effect on our consolidated financial statements. In addition, mortgage loan disclosure requirements to consumers may potentially delay lenders’ completion of the mortgage loan funding process for borrowers.
Landsea Homes Corp. | 2022 Form 10-K | 19

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
Landsea Homes Corp. | 2022 Form 10-K | 20

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
The residential construction industry experiences raw material shortages from time to time, including shortages in supplies of insulation, drywall, cement, steel and lumber. These raw material shortages can be more severe during periods of strong demand for housing or during periods where the regions in which we operate experience natural disasters that have a significant impact on existing residential and commercial structures. The costs of raw materials such as lumber have and could again increase during periods of shortage or high inflation. During the downturn in 2007 to 2011, a large number of qualified trade partners went out of business or otherwise exited the market into new fields. A reduction in available trade partners exacerbates shortages as demand for new housing increases. Shortages and price increases could cause delays in and increase our costs of home construction, which we may not be able to recover by raising home prices due to market demand and because the price for each home is typically set prior to its delivery pursuant to the agreement of sale with the homebuyer. In addition, the federal government has, at various times, imposed tariffs on a variety of imports from foreign countries and may impose additional tariffs in the future. Significant tariffs or other restrictions placed on raw materials that we use in our homebuilding operation, such as lumber or steel, could cause the cost of home construction to increase, which we may not be able to recover by raising home prices or which could slow our absorption due to being constrained by market demand. As a result, shortages or increased costs of raw materials could have a material adverse effect on our business, prospects, financial condition, and results of operations.
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
Between 2019 and 2021, Landsea Homes acquired three separate homebuilding companies and in January 2022, we acquired Hanover, a Florida-based homebuilder. We may in the future consider growth or expansion of our
Landsea Homes Corp. | 2022 Form 10-K | 21

operations in our current markets or in new markets, whether through strategic acquisitions of homebuilding companies or otherwise. The magnitude, timing and nature of any future expansion will depend on a number of factors, including our ability to identify suitable additional markets or acquisition candidates, the negotiation of acceptable terms, our financial capabilities and general economic and business conditions. Our expansion into new or existing markets, whether through acquisition or otherwise, could have a material adverse effect on our business, prospects, liquidity, financial condition or results of operations. Acquisitions also involve numerous risks, including difficulties in the assimilation of the acquired company’s operations, the incurrence of unanticipated liabilities or expenses, the risk of impairing inventory and other assets related to the acquisition, the potential loss of key employees of the acquired company, the diversion of management’s attention and resources from other business concerns, risks associated with entering markets in which we have limited or no direct experience and the potential loss of key employees of the acquired company.
Adverse weather and geological conditions may increase costs, cause project delays and reduce consumer demand for housing, all of which could materially and adversely affect us.
As a homebuilder and land developer, we are subject to the risks associated with numerous weather-related and geologic events, many of which are beyond our control. These weather-related and geologic events include but are not limited to droughts, floods, wildfires, landslides, soil subsidence and earthquakes. The occurrence of any of these events (including those weather-related events which are caused or exacerbated by climate change) could damage our land parcels and projects, cause delays in the completion of our projects, reduce consumer demand for housing and cause shortages and price increases in labor or raw materials, any of which could harm our sales and profitability. Our California markets are in areas which have historically experienced significant earthquake activity, seasonal wildfires and related power outages, droughts and water shortages. In addition to directly damaging our land or projects, earthquakes, floods, landslides, wildfires or other geologic events could damage roads and highways providing access to those projects, thereby adversely affecting our ability to market homes in those areas and possibly increasing the costs of completion. Adverse weather and geological conditions in markets where we operate, such as wildfires in California or hurricanes in Florida, could increase the perceived frequency or severity of negative weather events in certain markets and impact demand and pricing of our homes in such markets which could result in adverse impacts to our financial results.
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
We may be forced to write down or write off assets, including intangible assets such as goodwill, restructure operations, or incur impairment or other charges that could result in losses, including due to factors outside of our business and outside of our control. For example, we have recorded intangible assets, including goodwill, in connection with the acquisitions of Pinnacle West, Garrett Walker Homes, Vintage, and Hanover. If we were to determine that a significant impairment of any such intangible assets has occurred, we would be required to write-off the impaired portion of intangible assets, which could have a material adverse effect on our results of operations in the period in which the write-off occurs. Further, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. Accordingly, our securities could suffer a
Landsea Homes Corp. | 2022 Form 10-K | 22

reduction in value. Our security holders are unlikely to have a remedy for such reduction in value, unless stockholders are able to successfully claim that the reduction in stock value was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to bring a private claim that the proxy statement relating to the Business Combination contained an actionable material misstatement or material omission.
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
Under various environmental laws, current or former owners of real estate, as well as certain other categories of parties, may be required to investigate and clean up hazardous or toxic substances or petroleum product
Landsea Homes Corp. | 2022 Form 10-K | 23

releases, and may be held liable to a governmental entity or to third parties for property damage and for investigation and clean-up costs incurred by such parties in connection with the contamination. In addition, in those cases where an endangered species is involved, environmental rules and regulations may result in unplanned or unforeseeable restrictions on or even the elimination of development in identified environmentally sensitive areas. As a result, we may be liable for the costs of removal, investigation or remediation of man-made or natural hazardous or toxic substances located on, under or in a property currently or formerly owned, leased or occupied by us, whether or not we caused or knew of the pollution. From time to time, the Environmental Protection Agency and similar federal, state or local agencies review land developers’ and homebuilders’ compliance with environmental laws and may levy fines and penalties for failure to strictly comply with applicable environmental laws, including those applicable to control of storm water discharges during construction, or impose additional requirements for future compliance as a result of past failures. In addition, we are subject to third-party challenges, such as by environmental groups or neighborhood associations, under environmental laws and regulations to the permits and other approvals required for our projects and operations. These matters could adversely affect our business, prospects, liquidity, financial condition and results of operations.
There is a variety of new legislation being enacted, or considered for enactment at the federal, state and local level relating to energy, emissions and climate change, and we expect that increasingly stringent requirements may be imposed on land developers and homebuilders in the future. This legislation relates to items such as carbon dioxide emissions control and building codes that impose energy efficiency standards. New building code requirements that impose stricter energy efficiency standards, including California’s solar mandate could significantly increase our cost to construct homes and we may be unable to fully recover such costs due to market conditions, which could cause a reduction in our homebuilding gross margin and materially and adversely affect our results of operations. As climate change concerns continue to grow, legislation and regulations of this nature are expected to continue and become more costly to comply with. Similarly, energy-related initiatives affect a wide variety of companies throughout the United States and the world and because our operations are heavily dependent on significant amounts of raw materials, such as lumber, steel and concrete, they could have an indirect adverse impact on our operations and profitability to the extent the manufacturers and suppliers of our materials are burdened with expensive cap and trade and similar energy-related regulations.
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
Landsea Homes Corp. | 2022 Form 10-K | 24

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
Landsea Green beneficially owns a majority of the voting power of all outstanding shares of our common stock, making us a “controlled company.” Pursuant to Nasdaq listing standards, a “controlled company” may elect not to comply with certain Nasdaq listing standards that would otherwise require it to have: (i) a board of directors comprised of a majority of independent directors; (ii) compensation of our executive officers determined by a majority of the independent directors or a compensation committee comprised solely of independent directors; (iii) a compensation committee charter which, among other things, provides the compensation committee with the authority and funding to retain compensation consultants and other advisors; and (iv) director nominees selected, or recommended for the board’s selection, either by a majority of the independent directors or a nominating committee comprised solely of independent directors. We intend to rely on the exemptions described in clauses (i), (ii), (iii) and (iv) above.
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
Landsea Homes Corp. | 2022 Form 10-K | 25

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
•U.S. and global financial systems, macroeconomic conditions, market volatility and credit market stability, including the effects of inflation, recession, interest rate fluctuations, changes or uncertainty in fiscal or monetary policy, actual or anticipated military or political conflicts (such as the Russian invasion of Ukraine and its regional and global ramifications and tensions across the Taiwan Strait) and health emergencies or pandemics (such as the ongoing COVID-19 pandemic);
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
Landsea Homes Corp. | 2022 Form 10-K | 26

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
Adverse changes in economic or business conditions have caused and could continue to cause increased home order cancellation rates, diminished demand and prices for our homes, and diminished value of our real estate investments. These changes can also cause us to take longer to build homes and make it more costly to do so. We may not be able to recover any of the increased costs by raising prices because of weak market conditions and increasing pricing pressure. Additionally, the price of each home we sell is usually set several months before the home is delivered, as many homebuyers sign their home purchase contracts before or early in the construction process. The potential difficulties described above could impact homebuyers’ ability to obtain suitable financing and cause some homebuyers to cancel or refuse to honor their home purchase contracts altogether.
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
We may be at a competitive disadvantage with regard to certain large national and regional homebuilding competitors whose operations are more geographically diversified, as these competitors may be better able to withstand any future regional downturn in the housing market. We compete directly with a number of large national and regional homebuilders that may have longer operating histories and greater financial and operational resources than we do, including a lower cost of capital. Many of these competitors also have longstanding relationships with subcontractors, local governments and suppliers in the markets in which we operate or in which we may operate in the future. This, at times, gives our competitors an advantage in securing materials and labor at lower prices, marketing their products and allowing their homes to be delivered to customers more quickly and at more favorable prices. This competition could reduce our market share and limit our ability to expand our business.
Landsea Homes Corp. | 2022 Form 10-K | 27

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
Tightening of mortgage lending standards and mortgage financing requirements and rising interest rates have adversely affected and could continue to affect the availability of mortgage loans for potential purchasers of our homes, and increases in property and other local taxes could prevent customers from purchasing homes, which could adversely affect our business or financial results.
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
The federal government has also taken on a significant role in supporting mortgage lending through its conservatorship of Fannie Mae and Freddie Mac, both of which purchase home mortgages and mortgage-backed securities originated by mortgage lenders, and its insurance of mortgages originated by lenders through the FHA and the VA. The availability and affordability of mortgage loans, including interest rates for such loans, could be
Landsea Homes Corp. | 2022 Form 10-K | 28

adversely affected by a curtailment or cessation of the federal government’s mortgage-related programs or policies. Additionally, the FHA may continue to impose stricter loan qualification standards, raise minimum down payment requirements, impose higher mortgage insurance premiums and other costs, or limit the number of mortgages it insures. Due to federal budget deficits, the U.S. Treasury may not be able to continue supporting the mortgage-related activities of Fannie Mae, Freddie Mac, the FHA and the VA at present levels, or it may revise significantly the federal government’s participation in and support of the residential mortgage market. Because the availability of Fannie Mae, Freddie Mac, FHA and VA-backed mortgage financing is an important factor in marketing and selling many of our homes, especially as they move down in price point, any limitations, restrictions or changes in the availability of such government-backed financing could reduce our home sales, which could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.
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
Our quarterly operating results generally fluctuate by season. We typically achieve our highest new home sales orders in the spring and summer, although new homes sales order activity is also highly dependent on the number of active selling communities and the timing of new community openings. Because it typically takes us four to eight months to construct a new home, we deliver a greater number of homes in the second half of the calendar year as sales orders convert to home deliveries. As a result, our revenues from homebuilding operations are typically higher in the second half of the year, particularly in the fourth quarter, and we generally experience higher capital demands in the first half of the year when we incur construction costs. If, due to construction delays or other causes, including delays or other effects of extreme weather events, we cannot close our expected number of homes in the second half of the year, our financial condition and full year results of operations may be adversely affected.
Landsea Homes Corp. | 2022 Form 10-K | 29

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
We have outstanding indebtedness and our ability to incur additional indebtedness under our various credit facilities is subject to and potentially restricted by customary requirements and borrowing base formulas. As of December 31, 2022, Landsea Homes had approximately $514 million outstanding under its various credit facilities and loan agreements, with approximately $161 million of additional borrowing capacity, subject to customary borrowing base requirements. Our indebtedness could have detrimental consequences, including the following:
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
Landsea Homes Corp. | 2022 Form 10-K | 30

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
A default under any of the agreements governing our indebtedness may allow our creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under the credit agreement governing our credit facility would permit the lenders thereunder to terminate all commitments to extend further credit under the applicable facility. Furthermore, if we elect to enter into any collateralized indebtedness agreements and are unable to repay the amounts due and payable, those lenders could proceed against the collateral granted to them to secure that indebtedness subject to the terms of any such agreement. In the event our lenders or the holders of our notes accelerate the repayment of our borrowings, we cannot assure that we would have sufficient assets to repay such indebtedness. As a result of these restrictions, we may be:
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
Landsea Homes Corp. | 2022 Form 10-K | 31

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
Lapses in internal controls, including internal control over financial reporting, could materially and adversely affect our business, financial condition and results of operations, including our liquidity and reputation.
We have previously identified material weaknesses in the controls around our financial reporting process. Though we consider these material weaknesses remediated, there can be no assurance that we will not suffer other material weaknesses in the future. If we fail to otherwise maintain effective internal controls over financial reporting in the future, such failure could result in material misstatements of our annual or quarterly financial statements that would not be prevented or detected on a timely basis and which could cause investors and other users to lose confidence in our financial statements, limit our ability to raise capital and have a negative effect on the trading price of our common stock. Additionally, failure to maintain effective internal controls over financial reporting may materially and adversely affect our business, financial condition and results of operations, and could impair our ability to timely file our periodic reports with the SEC, subject us to additional litigation and regulatory actions and cause us to incur substantial additional costs in future periods relating to the implementation of remedial measures.
Landsea Homes Corp. | 2022 Form 10-K | 32

Internal control over financial reporting may not prevent or detect all errors or acts of fraud.
We maintain disclosure controls and procedures designed to ensure that we timely report information as specified in the rules and regulations of the SEC. We also maintain a system of internal control over financial reporting. However, these controls may not achieve, and in some cases have not achieved, their intended objectives. Control processes that involve human diligence and compliance, such as our disclosure controls and procedures and internal control over financial reporting, are subject to lapses in judgment and breakdowns resulting from human failures. Controls can also be circumvented by collusion or improper management override of such controls. Because of such limitations, there are risks that material misstatements due to error or fraud may not be prevented or detected, and that information may not be reported on a timely basis. The failure of our controls to be effective could materially and adversely affect our business, financial condition and results of operations, including the market for our common stock, and could subject us to regulatory scrutiny and penalties.
We have previously identified material weaknesses in internal control over financial reporting, and certain of these material weaknesses involved the design of controls and failure of controls to operate effectively. If we are unable to adequately manage our internal control over financial reporting in the future, we may be unable to produce accurate or timely financial information. As a result, we may be unable to meet our ongoing reporting obligations or comply with applicable legal requirements, which could lead to the imposition of sanctions or further investigation by regulatory authorities. Any such action or other negative results caused by our inability to meet our reporting requirements or comply with legal and regulatory requirements could lead investors and other users to lose confidence in our financial data and could adversely affect our business and the trading price of our common stock. Significant deficiencies or material weaknesses in our internal controls over financial reporting could also reduce our ability to obtain financing or could increase the cost of any financing we obtain.
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
The exercise of our public warrants may result in dilution to our stockholders.
We issued warrants to purchase 15,525,000 shares of Common Stock as part of our IPO and, on the IPO closing date, we issued Private Placement Warrants (i) to the Sponsor to purchase 7,760,000 shares of Common Stock (of which 2,260,000 Private Placement Warrants were forfeited in connection with the Business Combination and 2,200,000 were transferred to the Seller in connection with the Business Combination) and (ii) to BlackRock Credit Alpha Master Fund L.P., to purchase 550,440 shares of Common Stock, in each case at $11.50 per share. In June 2022, we repurchased all outstanding Private Placement Warrants. The public warrants are exercisable for one-tenth of one share at an exercise price of $1.15 per one-tenth share ($11.50 per whole share) pursuant to the Warrant Amendment. The shares of Common Stock issued upon exercise of our warrants will result in dilution to the then existing holders of Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our Common Stock or public warrants.
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
Landsea Homes Corp. | 2022 Form 10-K | 33

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
If our securities are not listed on, or become delisted from, Nasdaq for any reason, and are quoted on the OTC Bulletin Board or OTC Pink, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and price of our securities may be more limited than if we were quoted or
Landsea Homes Corp. | 2022 Form 10-K | 34

listed on Nasdaq or another national securities exchange. Nasdaq listing requirements require us to have 400 round lot holders with respect to the warrants. In the event we do not have an adequate number of round lot holders to maintain the listing of the warrants, the warrants will be delisted from Nasdaq. You may be unable to sell your securities unless a market can be sustained.
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
Our ability to issue shares of common stock beyond 100 million may be affected by a recent Delaware Court of Chancery decision.
On December 14, 2020, the Company held a special meeting at which the stockholders of LF Capital Acquisition Corp., the Company’s predecessor, approved a number of proposals to amend its Amended and Restated Certification of Incorporation, all of which were incorporated into a Second Amended and Restated Certificate of Incorporation as part of the Company’s business combination. Among the proposals, a majority of the two series of outstanding shares of common stock, Class A and Class B, voted together to authorize an increase in the number of authorized shares of the Company’s common stock to 500 million shares and to authorize the issuance of up to 50 million shares of the Company’s preferred stock (the “Share Increase Amendment”). While the Company obtained a majority of the outstanding shares of common stock (including a majority of the shares of Class A common stock then outstanding) authorizing the issuance of the new shares, it did not obtain a separate vote of the Class A common stock for the Share Increase Amendment. The Company has not issued shares of Common Stock in excess of the 100 million shares of Common Stock authorized under the Company’s prior Amended and Restated Certificate of Incorporation.
A recent decision of the Court of Chancery has created uncertainty regarding the validity of the Share Increase Amendment and whether a separate vote of the majority of the then-outstanding shares of our Class A common stock would have been required under Section 242(b)(2) of the Delaware General Corporation Law (“DGCL”). We continue to believe that a separate vote of the Company’s Class A common stock was not required to approve the Share Increase Amendment. To date, no stockholder has given us notice of any allegations that our shares are unauthorized. However, in light of the Court’s December 27, 2022 decision, the Company is considering various options, including potentially seeking validation of the Share Increase Amendment by the Court of Chancery pursuant to Section 205 of the DGCL. The uncertainty with respect to the Share Increase Amendment could impair the Company’s ability to raise additional capital, execute its business plan and retain employees, management and directors, and could adversely affect our commercial relationships until the underlying issues are definitively resolved.
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
Landsea Homes Corp. | 2022 Form 10-K | 35

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
Landsea Homes Corp. | 2022 Form 10-K | 36

General Risk Factors
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
Our business operations and supply chains may be negatively impacted by regional or global public health crises, epidemics, or outbreaks. For example, the COVID-19 pandemic, including measures implemented by national and local governments to control the spread of the disease. In addition, the COVID-19 pandemic has adversely affected, and future significant public health crises, epidemics, or outbreaks of contagious diseases, may adversely affect the economies and financial markets of many countries, including those in which we operate or which are part of our supply chain, resulting in an economic downturn that affects the supply or demand for our products and services. More broadly, the COVID-19 pandemic has caused significant market and economic volatility, impacting investor confidence in the capital and real estate markets, overall trading activities, and investment decisions, and have contributed to increased inflation and rising interest rates.
Furthermore, our results of operations have been severely affected by the COVID-19 pandemic and could again be impacted by future similar crises, resulting in significant slowing and/or ceasing of construction, sales, warranty, and administrative support in our markets. In addition, depending on the specific jurisdiction, we have been and could again be required to implement certain safety protocols and procedures that could materially impact our ability to develop communities, maintain sales velocity, build homes, timely deliver homes, and service customers. The COVID-19 pandemic has had, and future outbreaks may have, a material impact on cycle times, cancellation rates, availability of trades, costs, supplies, and new home demand.
The extent to which COVID-19 will impact our operations depends on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration and severity of the pandemic (including the emergence of new variants), actions taken by government authorities or other entities to contain the pandemic or treat its impact, and volatility in the capital and real estate markets, among others.
Landsea Homes Corp. | 2022 Form 10-K | 37

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
Changes in inflation or interest rates could adversely affect our business and financial results.
Inflation could adversely affect us by increasing the costs of land, raw materials and labor needed to operate our business, which in turn requires us to increase home selling prices in an effort to maintain satisfactory housing gross margins. Inflation typically also accompanies higher interest rates, which could adversely impact potential customers’ ability to obtain financing on favorable terms, thereby further decreasing demand. For example, in March 2022, the Federal Reserve began, and is expected to continue, to raise interest rates in an effort to curb inflation. As a result, the effect of inflation on interest rates could increase our financing costs over time. We currently do not hedge against interest rate fluctuations. If we are unable to raise the prices of our homes to offset the increasing costs of our operations, our margins could decrease. Furthermore, if we need to lower the prices of our homes to meet demand, the value of our land inventory may decrease. Depressed land values may cause us to abandon and forfeit deposits on land option contracts and other similar contracts if we cannot satisfactorily renegotiate the purchase price of the subject land. We may record charges against our earnings for inventory impairments if the value of our owned inventory, including land we decide to sell, is reduced, or for land option contract abandonments if we choose not to exercise land option contracts or other similar contracts, and these charges may be substantial. Inflation may also raise our costs of capital and decrease our purchasing power, making it more difficult to maintain sufficient funds to operate our business.
Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our financial condition and results of operations.
We are subject to income taxes in the United States, and our domestic tax liabilities are subject to the allocation of expenses in differing jurisdictions. Our effective tax rates could be subject to volatility or adversely affected by a number of factors, including:
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
Landsea Homes Corp. | 2022 Form 10-K | 38

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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our homebuilding and lot development operations own and control inventories of land, lots, and homes as part of the ordinary course of our business. We also lease approximately 85,000 square feet of office space under ongoing leases through April 2031. These properties are located in our various operating markets to house our regional and corporate offices.
Item 3. Legal Proceedings
See Part II, Item 8, Note 11 – Commitments and Contingencies - Legal.
Landsea Homes Corp. | 2022 Form 10-K | 39

Item 4. Mine Safety Disclosures
None.
Landsea Homes Corp. | 2022 Form 10-K | 40

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchasers of Equity Securities
Market Information
Our Common Stock and warrants are currently traded on The Nasdaq Capital Market under the trading symbols “LSEA” and “LSEAW,” respectively.
As of March 7, 2023, there were 20 holders of record of our Common Stock and 1 holder of record of our warrants.
Information regarding the shares of our common stock that may be issued under our equity compensation plans is provided in Item 12 in this report.
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
Repurchase of Common Stock
The following table sets forth information concerning the Company’s repurchases of common stock during the three months ended December 31, 2022.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (in millions)(1)
October 1, 2022 - October 31, 2022	—	$—	—	$10.0
November 1, 2022 - November 30, 2022	—	—	—	10.0
December 1, 2022 - December 31, 2022	65,775	5.28	65,775	—
Total	65,775	$5.28	65,775	$—
(1)    On January 31, 2022, the Company announced that its Board of Directors authorized a stock repurchase program. The program allowed for the repurchase of up to $10.0 million worth of common stock, inclusive of associated fees, so long as the purchase price per share did not exceed $15.00 per share. The authorization to effect stock repurchases expired on June 30, 2022, with no remaining capacity to repurchase common stock. In April 2022, the Board of Directors authorized an extension of the stock repurchase program through December 31, 2022 and an additional $10.0 million of capacity to repurchase common stock. The Company repurchased 65,775 shares of common stock for $0.3 million under this extension during the year ended December 31, 2022 and the remaining authorization to repurchase common stock of $9.7 million expired unused as of December 31, 2022.
Subsequent to December 31, 2022, in March 2023, the Board of Directors authorized an extension of our stock repurchase program for the repurchase of $10.0 million worth of common stock which expires December 31, 2023.
Item 6. [Reserved]
Landsea Homes Corp. | 2022 Form 10-K | 41

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of Landsea Homes’ financial condition and results of operations for the fiscal years ended December 31, 2022 and 2021 should be read together with the consolidated financial statements and related notes of Landsea Homes’ that are included elsewhere in this document.

This section generally discusses the results of operations for 2022 compared to 2021. For similar discussion of our 2021 results compared year over year to our 2020 results, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended December 31, 2021 in our Annual Report on Form 10-K filed on March 16, 2022.

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

Landsea Homes Corp. | 2022 Form 10-K | 42

Consolidated Financial Data

The following table summarizes the results of operations for the years ended December 31, 2022 and 2021.

	Year Ended December 31,
	2022	2021
	(in thousands, except share and per share amounts)
Revenue
Home sales	$1,392,750	$936,400
Lot sales and other	53,699	86,904
Total revenue	1,446,449	1,023,304

Cost of sales
Home sales	1,108,204	772,575
Lot sales and other	51,321	68,131
Total cost of sales	1,159,525	840,706

Gross margin
Home sales	284,546	163,825
Lot sales and other	2,378	18,773
Total gross margin	286,924	182,598

Sales and marketing expenses	89,305	52,840
General and administrative expenses	89,325	70,266
Total operating expenses	178,630	123,106

Income from operations	108,294	59,492

Other (expense) income, net	(63)	3,886
Equity in net income of unconsolidated joint ventures	149	1,262
(Loss) gain on remeasurement of warrant liability	(7,315)	2,090
Pretax income (loss)	101,065	66,730

Provision for income taxes	25,400	13,995

Net income	75,665	52,735
Net income (loss) attributable to noncontrolling interests	2,114	(51)
Net income attributable to Landsea Homes Corporation	$73,551	$52,786

Earnings per share:
Basic	$1.71	$1.14
Diluted	$1.70	$1.14

Weighted average shares outstanding:
Basic	42,052,696	45,198,722
Diluted	42,199,462	45,250,718

Landsea Homes Corp. | 2022 Form 10-K | 43

Business Overview
Driven by a commitment to sustainability, we design and build homes and communities in Arizona, California, Florida, Texas, and the Metro New York area. We create inspired spaces for modern living and feature homes and communities in vibrant, prime locations which connect seamlessly with their surroundings and enhance the local lifestyle for living, working, and playing. The defining principle, “Live in Your Element®,” creates the foundation for our customers to live where they want to live, how they want to live – in a home created especially for them.

We are engaged in the acquisition, development, and sale of homes and lots in the states of Arizona, California, Florida, New Jersey, New York, and Texas. The Company’s operations are organized into five reportable segments: Arizona, California, Florida, Metro New York, and Texas. The Company builds and sells an extensive range of home types across a variety of price points but focus our efforts on the first-time homebuyer. Our Corporate operations are a non-operating segment to support our homebuilding operations by providing executive, finance, treasury, human resources, accounting and legal services.
On January 18, 2022, we acquired 100% of Hanover, a Florida-based homebuilder for an aggregate cash purchase price, net of working capital adjustments, of $262.6 million. The aggregate purchase price included a pay-off of $69.3 million related to debt held by Hanover and a payment of $15.6 million for land-related deposits. The total assets of Hanover included approximately 20 development projects and 3,800 lots in various stages of development.

During recent years, we saw significant increases in demand across our markets, fueled by historically low interest rates on mortgage loans and a generally tightening supply of homes for sale. This increased demand allowed us to increase prices and derive additional revenue from homes sales, as we delivered more units than ever before. Supply chain issues, labor shortages, and the resulting cost increases partially offset some of the revenue growth that we experienced. Even as we anticipate some of these supply chain and labor challenges easing, recent increases in federal interest rates have put downward pressure on demand in our industry by reducing affordability for homebuyers across all of our markets. We continue to observe trends away from the exceptionally strong homebuilding market of the last two years towards higher rates and other conditions that we believe may be more aligned with historical norms but which could create further challenges across the homebuilding industry.

Costs of construction of our homes have varied significantly over the past two years. Supply chain issues primarily originating from the COVID-19 pandemic are showing signs of easing. Products previously back ordered or at higher than normal prices have begun to normalize and we have generally been able to obtain more favorable terms and conditions for contracted supplies and labor. While specific products are still difficult to procure at times, we expect to manage this challenge by partnering with suppliers that can dedicate their attention and products to us, expanding our operational forecasts to assist in making purchase orders with sufficient lead time, using standard size products that are interchangeable, and holding select products on hand to ensure availability. We believe these steps will allow us to stabilize our cycle time from beginning construction on a home to final delivery to the homebuyer.

Rising interest rates have put downward pressure on demand due to decreased affordability for many potential homebuyers across the nation. We have seen cancellations rise over the last two quarters primarily as a result of increasing interest rates. We continue to monitor mortgage interest rates but are unsure of the length and magnitude of any future interest rate increases by the Federal Reserve which ultimately drive these rates. We believe our customers generally understand the market and the current interest rate environment. This has led us respond to the current market by focusing sales and marketing efforts on addressing affordability and interest rates as well as providing certain purchase incentives, subject to managing our inventory levels in the market. While we do manage certain marketing programs nationwide, the majority of incentives we offer are specific and tailored to each community’s circumstances. We regularly perform stress tests on our backlog to identify homebuyers that are most likely to cancel sales contracts without intervention due to higher costs from rising interest rates. Additionally, we have partnered with NFM Lending as a preferred lender and monitor the credit worthiness of our homebuyers to ensure as many of our sales lead to successful home deliveries as possible. In July 2022, we entered into a licensing agreement with NFM Lending wherein it will provide mortgage services under the name Landsea Mortgage.

Landsea Homes Corp. | 2022 Form 10-K | 44

We continue to capitalize on opportunities to shift inventory and product to more affordable offerings through our recent growth resulting from acquisitions in Florida and Texas. In May 2021, we completed the acquisition of Vintage, a Florida and Texas based homebuilder. The Vintage acquisition added our Florida and Texas reportable segments. In January 2022, we completed the acquisition of Hanover, a Florida-based homebuilder. The Hanover acquisition increased our presence in Florida with a backlog of 522 units valued at $228.1 million as of the acquisition date. We believe these acquisitions fit with and continue to advance our overall business strategy by expanding into new geographic and diverse markets.

Strategy

Our strategy is focused on maximizing shareholder returns through profitability and efficiency, while balancing appropriate amounts of leverage. In general, we are focused on the following long-term strategic objectives:

•Expand community count in current markets and enhance operating returns
•Maintain an appropriate supply of lots
•Continue to focus on entry-level product offerings
•Strengthen unique brand position through product differentiation
•Continue geographic expansion and diversification into new markets
•Leverage existing sales, marketing, and general and administrative base to enhance stockholder returns and profitability
•Become a top-ten homebuilder in the United States

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

We present non-GAAP financial measures of adjusted home sales gross margin, net debt to total capital, earnings before interest, taxes, depreciation, and amortization (“EBITDA”) and adjusted EBITDA, and adjusted net income in their respective sections below to enhance an investor’s evaluation of the ongoing operating results and to facilitate meaningful comparison of the results between periods. Management uses these non-GAAP measures to evaluate the ongoing operations and for internal planning and forecasting.

Results of Operations

During 2022, home sales revenue increased 49% to $1,392.8 million from $936.4 million and home deliveries increased 45% to 2,370 units from 1,640 units, in each case as compared to the same period in the prior year. The increase in home deliveries and home sales revenue year-over-year is derived primarily from our Florida segment due to the recent acquisitions in that segment. We had 1,106 home deliveries generating revenue of $473.1 million from our Florida segment in 2022. In addition, our Metro New York segment began delivering homes in 2022 at its one active community, adding home sales revenue of $111.4 million. In total, our net income for the year ended December 31, 2022 was $75.7 million compared to $52.7 million in the corresponding prior period.

We remain focused on growth and view our ability to obtain additional financing as needed as a key factor in allowing us to expand. Even as we have grown organically and through business acquisitions in recent years, we remain in a position to act on our strategy and to be opportunistic about acquisitions and other growth opportunities. Our debt-to-capital ratio decreased to 41.6% as of December 31, 2022 compared to 42.6% as of December 31, 2021, while growing our real estate inventories to $1,093.4 million from $844.8 million as of the same time periods. We believe the strength of our balance sheet and operating platform have positioned us well to continue to execute our growth strategy.
Landsea Homes Corp. | 2022 Form 10-K | 45

We anticipate the homebuilding markets in each of our operating segments to be tied to both the local economy and the macroeconomic environment. Accordingly, net orders, home deliveries, and ASP can be negatively affected by economic conditions, such as rising interest rates, decreases in employment and median household incomes, as well as decreases in household formations and increasing supply of inventories. Shortages in labor or materials can also significantly increase costs, reduce gross margins, and lower our overall profitability. During the first half of 2022, we experienced increases in our production cycle times due to labor and material shortages that caused us to reduce our absorption rate in certain markets, mainly in our Arizona segment. During the second half of 2022, we observed downward pressure on demand in most markets as absorption rates dipped, primarily due to higher interest rates and concerns about affordability. Our results have been impacted, and could be further impacted, by continued challenges in home affordability as a result of price appreciation, increases in mortgage interest rates, or tightening of mortgage lending standards.

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

	Year Ended December 31,
	2022				2021				% Change
	Homes	Dollar Value	ASP	Monthly Absorption Rate	Homes	Dollar Value	ASP	Monthly Absorption Rate	Homes	Dollar Value	ASP	Monthly Absorption Rate
	(dollars in thousands)
Arizona	296	$143,371	$484	1.9	685	$284,474	$415	4.5	(57)%	(50)%	17%	(58)%
California	395	354,656	898	3.2	631	563,922	894	4.6	(37)%	(37)%	—%	(30)%
Florida (1)	786	380,396	484	2.5	138	65,046	471	1.9	470%	485%	3%	32%
Metro New York	23	62,333	2,710	2.4	25	50,687	2,027	3.0	(8)%	23%	34%	(20)%
Texas (1)(2)	20	18,824	941	0.8	(8)	(692)	N/A	(0.5)	N/A	N/A	N/A	(260)%
Total	1,520	$959,580	$631	2.4	1,471	$963,437	$655	3.8	3%	—%	(4)%	(37)%
(1)    Monthly absorption rates for Florida and Texas in 2021 are based on eight months for the time subsequent to the acquisition of Vintage in May 2021.
(2)    The ASP calculation for our Texas segment in 2021, as well as the percent changes from that period, are not meaningful due to cancellations exceeding sales as contracts were renegotiated. Our seven new sales contracts during the period from acquisition to December 31, 2021 had an ASP of $1,121 thousand.

The decrease in Arizona is primarily due to increased mortgage interest rates that increased cancellations and slowed sales in the second half of 2022. During the first half of 2022, our production cycle was extended due to constraints in our production processes from labor and material shortages for homes currently under construction. The year-over-year change in dollar value of net new home orders in Arizona is less impacted due to a 17% increase in ASP during the year ended December 31, 2022. This is primarily due to price appreciation in the Arizona market and a larger number of homes in communities with higher-end products.

For the year ended December 31, 2022, the decrease in net new orders in California was primarily due to decreased demand as higher interest rates negatively impacted affordability. While not as pronounced as our other segments, California experienced higher cancellations and a slowdown in demand which we believe is due to consumers evaluating prices in the current environment, particularly during the second half of 2022.

We began operations in the Florida segment in May 2021 following the acquisition of Vintage and expanded our operations with the acquisition of Hanover in January 2022. We have seen significant growth year-over-year in Florida as a result of the acquisition of Hanover. However, we have seen increased interest rates impact demand in Florida causing downward pressure on sales, similar to other markets.

The Metro New York segment began selling homes at its one active community during the second quarter of 2021 and expects to complete sales at that community in 2023.

Landsea Homes Corp. | 2022 Form 10-K | 46

Our Texas segment began operations with the acquisition of Vintage in May 2021. During the year ended December 31, 2021, our Texas segment had eight net cancellations due to renegotiating old sales contracts that did not reflect current costs. As of December 31, 2022 we have sold and delivered nearly all of the lots acquired from Vintage and expect to see sales and deliveries drop over the short-term as we pivot the Texas segment to new projects from recent land acquisitions that will be consistent with the quality of Landsea Homes’ national brand.

Average Selling Communities

Average selling communities is the sum of communities actively selling each month, divided by the total months in the calculation period.

	Year Ended December 31,
	2022	2021	% Change
Arizona	12.7	12.6	1%
California	10.3	11.4	(10)%
Florida (1)	26.7	9.0	197%
Metro New York	0.8	0.7	14%
Texas (1)	2.2	2.0	10%
Total	52.7	32.0	65%
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

	Year Ended December 31,
	2022			2021			% Change
	Homes	Dollar Value	ASP	Homes	Dollar Value	ASP	Homes	Dollar Value	ASP
	(dollars in thousands)
Arizona	613	$274,512	$448	771	$276,174	$358	(20)%	(1)%	25%
California	572	502,583	879	617	553,957	898	(7)%	(9)%	(2)%
Florida	1,106	473,059	428	232	87,991	379	377%	438%	13%
Metro New York	47	111,424	2,371	—	—	N/A	N/A	N/A	N/A
Texas	32	31,172	974	20	18,278	914	60%	71%	7%
Total	2,370	$1,392,750	$588	1,640	$936,400	$571	45%	49%	3%

During 2022, the Arizona segment delivered 613 homes with an ASP of $0.4 million and generated $274.5 million in home sales revenue. The decrease in home closings and home sales revenue compared to the prior year was primarily attributable to production delays and a decrease in the absorption rate that we believe relates to buyers’ growing concerns around higher interest rates. This decrease was partially offset by an increase in ASP of 25% for the year ended December 31, 2022 compared to 2021. The increase was primarily due to price appreciation in the Arizona market and a larger number of homes delivered in communities with higher-end products.

During 2022, the California segment delivered 572 homes with an ASP of $0.9 million and generated $502.6 million in home sales revenue. The year-over-year decrease in home sales revenue and deliveries in the California segment of 9% and 7%, respectively, was primarily the result of higher interest rates leading buyers to cancel sales contracts rather than going through with closing the home. The decrease in ASP was the result of a change in mix of homes delivered during the period, which included more homes with a lower price point compared to the prior period as we strategically shift to building homes with a more attainable price point.

Landsea Homes Corp. | 2022 Form 10-K | 47

We began operations in the Florida segment in May 2021 following the acquisition of Vintage and expanded our operations with the acquisition of Hanover in January 2022. Along with large increases in home deliveries and related revenue in Florida due to the acquisition of Hanover, the Florida ASP increased 13% during the year ended December 31, 2022 compared to the corresponding prior year period due to the Hanover acquisition, which included homes in Orlando-area communities with higher price points.

The Metro New York segment delivered its first homes during 2022. The higher price point of the segment generates a significantly higher ASP than our other offerings. As of December 31, 2022 there are three residential units and one retail unit remaining to be sold.

Texas operations began in May 2021 with the acquisition of Vintage. The home sales revenue, deliveries, and ASP have grown over the year as we have begun to deliver more homes after renegotiating the associated contracts obtained at acquisition. As of December 31, 2022 we have sold and delivered nearly all of the lots acquired from Vintage and expect to see sales and deliveries drop over the short-term as we pivot the Texas segment to new projects from recent land acquisitions that will be consistent with the quality of Landsea Homes’ national brand.

Home Sales Gross Margins

Home sales gross margin measures the price achieved on delivered homes compared to the costs needed to build the home. In the following table, we calculate gross margins adjusting for interest in cost of sales, inventory impairments and purchase price accounting for acquired work in process inventory. We believe the below information is meaningful as it isolates the impact that indebtedness, impairments, and acquisitions have on our gross margins and allows for comparability to previous periods and competitors. See Note 3 – Business Combinations within the accompanying notes to the consolidated financial statements for additional discussion regarding acquired work in process inventory.

	Year Ended December 31,
	2022	%	2021	%
	(dollars in thousands)
Home sales revenue	$1,392,750	100.0%	$936,400	100.0%
Cost of home sales	1,108,204	79.6%	772,575	82.5%
Home sales gross margin	284,546	20.4%	163,825	17.5%
Add: Interest in cost of home sales	40,192	2.9%	33,328	3.6%
Add: Inventory impairments	—	—%	—	—%
Adjusted home sales gross margin excluding interest and inventory impairments (1)	324,738	23.3%	197,153	21.1%
Add: Purchase price accounting for acquired inventory	50,412	3.6%	14,588	1.6%
Adjusted home sales gross margin excluding interest, inventory impairments, and purchase price accounting for acquired inventory (1)	$375,150	26.9%	$211,741	22.6%
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

Home sales gross margin increased from 17.5% for the year ended December 31, 2021 to 20.4% for the year ended December 31, 2022 primarily due to home sales price appreciation amid high product demand, most notably in our California segment but in our Arizona and Florida segments as well. This growth was partially offset by increasing material and labor costs as well as increased incentives during the second half of the year.

Adjusted home sales gross margin excluding interest, inventory impairments, and purchase price accounting for acquired inventory increased from 22.6% for the year ended December 31, 2021 to 26.9% for the year ended December 31, 2022 due to the high margins in our Florida segment when excluding purchase price accounting. The purchase price accounting for acquired inventory is a result of the recent business combinations. The change also reflects the home sales price appreciation described above.

Landsea Homes Corp. | 2022 Form 10-K | 48

Backlog

Backlog reflects the number of homes, net of cancellations, for which we have entered into a sales contract with a customer but have not yet delivered the home.

	December 31, 2022			December 31, 2021			% Change
	Homes	Dollar Value	ASP	Homes	Dollar Value	ASP	Homes	Dollar Value	ASP
	(dollars in thousands)
Arizona	105	$49,986	$476	422	$181,232	$429	(75)%	(72)%	11%
California	79	78,446	993	256	226,376	884	(69)%	(65)%	12%
Florida (1)	485	250,897	517	283	115,538	408	71%	117%	27%
Metro New York	1	1,597	1,597	25	50,687	2,027	(96)%	(97)%	(21)%
Texas	—	—	N/A	12	12,348	1,029	N/A	N/A	N/A
Total	670	$380,926	$569	998	$586,181	$587	(33)%	(35)%	(3)%
(1)     Backlog acquired in Florida at the date of the Hanover acquisition was 522 homes with a value of $228,097 thousand.

The decrease in the number of backlog homes and the backlog value as of December 31, 2022 as compared to December 31, 2021 is primarily attributable to the downward demand and price pressure from rising mortgage interest rates as seen in the net new home orders. The growth in Florida is primarily attributable to the Hanover acquisition.

Lot Sales and Other Revenue

Lot sales and other revenue and gross margin can vary significantly between reporting periods based on the number of lots under contract and the percentage of completion related to the development activities required as part of the lot sales and other contracts. For the years ended December 31, 2022 and 2021 we recognized $53.7 million and $86.9 million in lot sales and other revenue, respectively. The decrease in gross margin on our lot sales was primarily due to increased costs during the year at projects with fixed contract prices.

As of December 31, 2022 and 2021, we had contract assets of $7.2 million and $6.1 million, respectively, related to lot sales and other revenue. The contract asset balance is included in other assets on the Company’s consolidated balance sheets and represents cash to be received for work already performed on lot sale and other contracts. The amount of the transaction price for lot sales and other contracts allocated to performance obligations that were unsatisfied, or partially unsatisfied, as of December 31, 2022 and 2021 was $11.6 million and $63.9 million, respectively.

As of December 31, 2021, the Company had $4.0 million of deferred revenue from lot sales and other revenue included in accrued expenses and other liabilities in the Company’s consolidated balance sheets. We recognize these amounts as development progresses and the related performance obligations are completed. As of December 31, 2022, we had no deferred revenue.

Landsea Homes Corp. | 2022 Form 10-K | 49

Lots Owned or Controlled

The table below summarizes lots owned or controlled by reportable segment as of the dates presented. Lots controlled includes lots where we have placed a deposit and have a signed purchase contract or rolling option contract.

	December 31, 2022			December 31, 2021
	Lots Owned	Lots Controlled	Total	Lots Owned	Lots Controlled	Total	% Change
Arizona	2,187	1,992	4,179	3,274	1,124	4,398	(5)%
California	559	1,714	2,273	813	1,093	1,906	19%
Florida	2,530	1,521	4,051	966	457	1,423	185%
Metro New York	3	—	3	50	—	50	(94)%
Texas	4	1,083	1,087	45	918	963	13%
Total	5,283	6,310	11,593	5,148	3,592	8,740	33%

The total lots owned or controlled at December 31, 2022 were up 33% from December 31, 2021, primarily due to the acquisition of Hanover, which added approximately 3,800 lots owned or controlled.

Results of Operations and Assets by Segment

	Year Ended December 31,
	2022	2021
Pretax income (loss)	(dollars in thousands)
Arizona	$18,232	$25,681
California	94,213	61,073
Florida	20,798	(492)
Metro New York	(520)	(2,154)
Texas	(158)	(439)
Corporate	(31,500)	(16,939)
Total	$101,065	$66,730

	December 31,
	2022	2021
Assets	(dollars in thousands)
Arizona	$357,788	$360,598
California	513,549	400,292
Florida	422,045	102,158
Metro New York	45,277	124,962
Texas	26,923	35,984
Corporate	74,914	241,520
Total	$1,440,496	$1,265,514

Our Arizona segment recorded pretax income of $18.2 million during the year ended December 31, 2022 compared to $25.7 million during the year ended December 31, 2021. The decrease in pretax income in 2021 is primarily due to the challenges experienced in the Arizona market during 2022. Despite a strong market in the first half of the year with rising demand and prices, the first half of the year also included supply chain and production challenges. The second half of the year saw demand drawback as interest rates rose and decreased affordability led to an increase in cancellations.

Our California segment recorded pretax income of $94.2 million during the year ended December 31, 2022 compared to $61.1 million during the year ended December 31, 2021. The increase was partially due to increasing demand, particularly during the first half of the year. This allowed us to increase pricing, which resulted in an increase in gross margins, combined with a shift in product mix that slightly lowered our overall ASP in California
Landsea Homes Corp. | 2022 Form 10-K | 50

but also reduced the cost of the homes delivered. The California segment results were impacted by increasing interest rates during the second half of the year and saw cancellations rise moderately.

Florida operations began in May 2021 with the acquisition of Vintage and we expanded our Florida operations with the acquisition of Hanover in January 2022. Since the acquisition of Hanover, we have seen significant growth in home sales revenue and deliveries over the year with a higher ASP than the prior year. The impact from mortgage interest rates slowed demand in the final quarter of 2022, however the impact of resulting cancellations has been less impactful to the Florida segment than some of our other segments.

The Metro New York segment experienced a decrease in pretax loss during the year ended December 31, 2022 as compared to the same prior period, due to our consolidated project, which began delivering homes in 2022. This was partially offset by less income from our unconsolidated joint venture as the LS-NJ Port Imperial JV LLC (“Avora”) project wrapped up.

Texas operations began in May 2021 with the acquisition of Vintage. As of December 31, 2022 we have sold and delivered nearly all of the lots acquired from Vintage and expect to see sales and deliveries drop over the short-term as we pivot the Texas segment toward new projects from recent land acquisitions.

We have also identified our Corporate operations as a non-operating segment, as it serves to support the segments’ operations through functional departments such as executive, finance, treasury, human resources, accounting, and legal. The majority of our Corporate personnel and resources are primarily dedicated to activities relating to the segments’ operations and are allocated accordingly. The Corporate non-operating segment generated a consistent pretax loss comparable to the prior period.

Selling, General, and Administrative Expenses

	Year Ended December 31,		As a Percentage of Home Sales Revenue
	2022	2021	2022	2021
	(dollars in thousands)
Sales and marketing expenses	$89,305	$52,840	6.4%	5.6%
General and administrative expenses	89,325	70,266	6.4%	7.5%
Total operating expenses	$178,630	$123,106	12.8%	13.1%

For the year ended December 31, 2022, sales, marketing, and general and administrative (“SG&A”) expenses increased compared to the prior year period due to the Company’s organic business growth and expansion through acquisitions. The increase is primarily due to higher closing costs and commissions, higher wages due to increases in headcount including acquisitions and upward pressure on wages, as well as higher professional fees partially offset in the year ended December 31, 2021 by a decrease in transaction costs as significant transaction costs were incurred related to the Merger.

The SG&A expense rate as a percentage of home sales revenue for the year ended December 31, 2022 was 12.8%, a decrease of 0.3% from the prior year period. The decrease in the SG&A expense rate in 2022 is primarily due to lower transactions costs as compared to 2021, which included the Merger and the Vintage acquisition as well as a significant amount of costs from the Hanover acquisition which occurred in January 2022. Additionally, revenue in 2022 grew faster than other general and administrative costs. This was partially offset by higher sales and marketing expenses including closing costs and commissions, particularly in our Metro New York segment which began delivering homes in 2022.

Equity in Net Income of Unconsolidated Joint Ventures

As of December 31, 2022 and 2021, we held membership interests in two unconsolidated joint ventures related to homebuilding activities, both of which are part of the Metro New York segment. As of December 31, 2022, both of
Landsea Homes Corp. | 2022 Form 10-K | 51

the joint ventures, Avora and LS-Boston-Point LLC (“Boston Point”), were effectively closed out with only customary post-closing, warranty-related activities remaining.

Our share of joint venture income for the year ended December 31, 2022 was $0.1 million, compared to $1.3 million for the year ended December 31, 2021. During the year ended December 31, 2022, the Avora project delivered significantly fewer units than the prior year as it closed out its few remaining units in 2022. As a result, we picked up less income from that joint venture than in the prior year.

Other (Expense) Income, net

For the year ended December 31, 2022, other expense, net was $0.1 million compared to other income, net of $3.9 million for the same period in 2021. The amount of other income for the year ended December 31, 2021 reflects the $4.3 million gain on our Paycheck Protection Program (“PPP”) loan forgiveness, partially offset by other expenses.

(Loss) Gain on Remeasurement of Warrant Liability

For the year ended December 31, 2022, loss on remeasurement of warrant liability was 7.3 million compared to a gain of 2.1 million for the same period in 2021. The amount of loss on remeasurement of warrant liability for the year ended December 31, 2022 reflects the change in fair value of the private placement warrants up until their repurchase in June 2022.

Provision for Income Taxes

The income tax provision for the year ended December 31, 2022 was $25.4 million, as compared to $14.0 million for the year ended December 31, 2021. The effective tax rate for the year ended December 31, 2022 was 25.1%, and was different from the federal statutory rate primarily due to state income taxes net of federal income tax benefits, limitations related to 162(m), and the fair value adjustment of warrants, offset by the energy efficient home credits. The federal energy efficient home credits provide eligible contractors a federal income tax credit of $2,000 for each home delivered that meets the energy saving and certification requirements under the statute. At the end of 2022, we concluded that 2,290 homes delivered during the year were eligible for the tax credit, providing a benefit of $4.6 million for the year ended December 31, 2022. The effective tax rate for the year ended December 31, 2021 was 21.0%, and was different from the federal statutory rate primarily due to state income taxes net of federal income tax benefits, offset by the energy efficient home credits.

The accounting for deferred taxes is based upon estimates of future results. Differences between the anticipated and actual outcomes of these future results could have a material impact on our consolidated results of operations or financial position. Also, changes in existing federal and state tax laws and tax rates could affect future tax results and the valuation of our deferred tax assets.

Critical Accounting Estimates

Critical accounting estimates are those that we believe are both significant and that require us to make difficult, subjective, or complex judgments, often because we need to estimate the effect of inherently uncertain matters. We base our estimates and judgments on historical experiences and various other factors that we believe to be appropriate under the circumstances. Actual results may differ from these estimates, and the estimates included in the consolidated financial statements might be impacted if we used different assumptions or conditions. The significant accounting policies are outlined in Note 2 – Summary of Significant Accounting Policies to the consolidated financial statements. The following are accounting policies that we believe are critical because of the significance of the activity to which they relate or because they require the use of significant estimates, judgments, and/or other assumptions in their application. Management believes that the following accounting estimates are among the most important to the presentation of our financial condition and results of operations and require the most difficult, subjective, or complex judgments.
Landsea Homes Corp. | 2022 Form 10-K | 52

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
Since the estimates and assumptions included in our cash flow models are based upon historical results and projected trends, they do not anticipate unexpected changes in market conditions or strategies that may lead to us incurring additional impairment charges in the future.

Goodwill
The excess of the purchase price of a business acquisition over the net fair value of assets acquired and liabilities assumed is capitalized as goodwill. Goodwill and any other intangible assets that do not have finite lives are not amortized, but rather assessed for impairment at least annually. The Company performs an annual impairment test during the fourth quarter or whenever impairment indicators are present using a two-step process to assess whether or not goodwill should be impaired. Qualitative factors may include, but are not limited to, economic conditions, industry and market considerations, cost factors, overall financial performance of the reporting units and other entity and reporting unit specific events. The first step is a qualitative assessment that analyzes current economic indicators associated with a particular reporting unit. If the qualitative assessment indicates a stable or improved fair value, no further testing is required. If a qualitative assessment indicates that a significant decline to fair value of a reporting unit is more likely than not, we will proceed to the second step where we calculate the fair value of a reporting unit based on discounted future cash flows and market comparisons. We may, at our election, skip the qualitative assessment and move directly to the second step. The discounted cash flow approach requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts; estimation of the long-term rate of growth for our business, including terminal multiples; and the determination of the respective weighted-average cost of capital. The market approach requires significant judgments in the selection of appropriate market multiples based on peer benchmarks. Changes in these estimates and assumptions could materially affect the determination of
Landsea Homes Corp. | 2022 Form 10-K | 53

estimated fair value and impairment for each reporting unit. If this step indicates that the carrying value of a reporting unit is in excess of its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. There was no goodwill impairment recorded during the years ended December 31, 2022, and 2021.

Business Combinations
Acquisitions are accounted for in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations. In connection with the recent acquisitions of Hanover, Vintage, and Garrett Walker, management determined in each case that the Company obtained control of a business including inputs, processes, and outputs in exchange for cash consideration. All material assets and liabilities were measured and recognized at fair value as of the date of the acquisition. Any excess of the purchase price over the estimated fair values of the identifiable net assets acquired is recorded as goodwill.

The fair value of acquired inventories largely depends on the stage of production of the acquired land and work in process inventory. With the assistance of a third-party valuation specialist, the fair value of land and land options is generally determined based on relevant market data, such as a comparison of the subject sites to similar parcels that have recently been sold or are currently being offered on the market for sale. With the assistance of a third-party valuation specialist, the fair value of work in process inventories is determined based upon the stage of production of each unit and a gross margin that we believe a market participant would require to complete the remaining development and requisite selling efforts.

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

Landsea Homes Corp. | 2022 Form 10-K | 54

Liquidity and Capital Resources

Overview

As of December 31, 2022, we had $140.7 million of cash, cash equivalents, restricted cash, and cash held in escrow, a $206.6 million decrease from December 31, 2021, primarily due to a net payment of $258.7 million for the Hanover acquisition, common stock repurchases of $40.5 million and repurchases of private placement warrants for $16.5 million, as well as other land purchases and construction costs. These cash outlays were partially offset by net borrowings on debt of $41.4 million and contributions from noncontrolling interests to a consolidated joint venture of $55.0 million. Cash held in escrow represents closings happening immediately before quarter-end in which we received the funds from the title company subsequent to December 31, 2022.

Our principal sources of capital are cash generated from home and land sales activities and borrowings from credit facilities. Principal uses of capital are land purchases, land development, home construction, repayments on credit facilities, the acquisition of other homebuilders, and the payment of routine liabilities.

Cash flows for each community depend on the community’s stage in the development cycle and can differ substantially from reported earnings. Early stages of development or expansion require significant cash outlays for land acquisitions, entitlements and other approvals, and construction of model homes, roads, utilities, general landscaping, and other amenities. Because these costs are a component of inventory and not recognized in the consolidated statements of operations until a home closes, we incur significant cash outlays prior to recognizing earnings. In the later stages of community development, cash inflows may significantly exceed earnings reported for financial statement purposes, as the cash outflow associated with home and land construction was previously incurred. From a liquidity standpoint, we are actively acquiring and developing lots in our markets to maintain and grow our supply of lots and active selling communities.

We expect to generate cash from the sale of inventory including homes under construction. We generally intend to re-deploy the cash generated from the sale of inventory to acquire and develop strategic, well-positioned lots that represent opportunities to generate future income and cash flows by allocating capital to best position us for long-term success. When it meets our strategic goals, we may continue to purchase companies that strengthen our position in markets in a way that would not be possible with organic growth. As we continue to expand our business, we expect that our cash outlays for land purchases and development to increase our lot inventory may, at times, exceed our cash generated by operations.

We intend to utilize debt as part of our ongoing financial strategy, coupled with redeployment of cash flows from operations to finance our business. As of December 31, 2022, we had outstanding borrowings of $514.3 million in aggregate principal, excluding deferred loan costs. We will consider a number of factors when evaluating our level of indebtedness and when making decisions regarding the incurrence of new indebtedness, including the purchase price of assets to be acquired with debt financing, the market value of our assets and the ability of particular assets, and our business as a whole, to generate cash flow to cover the expected debt service. In addition, our credit facilities contain certain financial covenants, among other things, that limit the amount of leverage we can maintain, as well as minimum tangible net worth and liquidity requirements.
We believe that we will be able to fund our current and foreseeable liquidity needs with our cash on hand, cash generated from operations, and cash expected to be available from credit facilities or through accessing debt or equity capital as needed.

Credit Facility
In October 2021, the Company entered into a line of credit agreement (the “Credit Agreement”). The Credit Agreement provides for a senior unsecured borrowing of up to $675.0 million of which there was $514.3 million outstanding as of December 31, 2022. The Company may increase the borrowing capacity up to $850.0 million under certain circumstances. Borrowings under the Credit Agreement bear interest at the Secured Overnight
Landsea Homes Corp. | 2022 Form 10-K | 55

Financing Rate (“SOFR”) plus 3.35% or the Prime Rate (as defined in the Credit Agreement) plus 2.75%. The interest rate includes a floor of 3.85%. The Credit Agreement was modified three times in 2022, which resulted in an increase in the borrowing commitment from $585.0 million to $675.0 million, the replacement of LIBOR with SOFR as an index rate, and an extension of the maturity date to October 2025. As of December 31, 2022, the interest rate on the loan was 7.53%. The Credit Agreement matures in October 2025.
Letters of Credit and Performance Bonds

In the ordinary course of business, and as part of the entitlement and development process, the Company’s subsidiaries are required to provide performance bonds to assure completion of certain public facilities. The Company had $114.9 million and $94.7 million of performance bonds outstanding at December 31, 2022 and 2021, respectively.

Financial Covenants
Our loans have certain financial covenants, including requirements to maintain a minimum liquidity balance, minimum tangible net worth, as well as maximum leverage and interest coverage ratios. See the table below for the covenant calculations.

	December 31, 2022
Financial Covenants	Actual	Covenant Requirement
	(dollars in thousands)
Minimum Liquidity Covenant	$301,435	$50,000
Interest Coverage Ratio - Adjusted EBITDA to Interest Incurred	4.76	1.75
Tangible Net Worth	$641,636	$394,253
Maximum Leverage Ratio (1)	37.8%	<60%
(1)    Calculation is debt, net of certain cash amounts, divided by that same net debt balance plus tangible net worth.

The loan agreements also contain certain restrictive covenants, including limitations on incurrence of other indebtedness, liens, dividends and other distributions, asset dispositions, investments, and limitations on fundamental changes. The agreements contain customary events of default, subject to cure periods in certain circumstances, that would result in the termination of the commitments and permit the lender to accelerate payment on outstanding borrowings. These events of default include nonpayment of principal, interest, and fees or other amounts; violation of covenants; inaccuracy of representations and warranties; cross default to certain other indebtedness; unpaid judgments; change in control; and certain bankruptcy and other insolvency events. As of December 31, 2022, we were in compliance with all required covenants.

Cash Flows—Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

For the years ended December 31, 2022 and December 31, 2021, the comparison of cash flows is as follows:

•Net cash provided by operating activities decreased to $16.0 million during the year ended December 31, 2022 compared to $33.4 million during 2021. The decrease in net cash flows from operating activities was primarily due to payments on accounts payable in the normal course of business and an increase in other assets of $47.7 million primarily related to land held in escrow pending closing. This was partially offset by proceeds from home sales, with net income growing $22.9 million compared to 2021.

•Net cash used in investing activities was $263.6 million during the year ended December 31, 2022, compared to $25.6 million during the same period in 2021. This difference was primarily related to the size of our acquisitions in the comparable periods. Payments for the acquisition of Hanover, net of cash acquired, was $258.7 million, compared to $44.5 million used in the acquisition of Vintage, net of cash received, in 2021. Distributions of capital from the Avora unconsolidated joint venture provided $0.6 million during the year ended December 31, 2022, compared to $22.1 million for the same period in 2021.
Landsea Homes Corp. | 2022 Form 10-K | 56

•Net cash provided by financing activities was $28.0 million during the year ended December 31, 2022, compared to $225.4 million during the same period in 2021. The decrease in cash provided by financing activities is due to increased borrowings in 2021 as compared to 2022. We had a net increase in cash from notes and other debts payable of $41.4 million in 2022, compared to an increase in net borrowings of $172.8 million in 2021, primarily from the new credit facility we entered into in 2021. We also completed the Merger in 2021, which provided net proceeds of $64.4 million. In addition, we paid $40.5 million and $16.5 million to repurchase stock and the Private Placement Warrants, respectively, during 2022. The decrease was partially offset by contributions of $55.0 million from a noncontrolling interest to fund a consolidated joint venture that was formed during the year ended December 31, 2022.

Option Contracts

In the ordinary course of business, we enter into land purchase contracts in order to procure lots for the construction of homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require a cash deposit, and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers and others as a method of acquiring land in staged takedowns, to help manage the financial and market risk associated with land holdings, and to reduce the use of funds from financing sources. Option contracts generally require payment of a non-refundable deposit for the right to acquire lots over a specified period of time at pre-determined prices. Our obligations with respect to purchase contracts and option contracts are generally limited to the forfeiture of the related non-refundable cash deposits. As of December 31, 2022, we had outstanding purchase and option contracts totaling $620.2 million, net of $98.4 million related cash deposits (of which $0.8 million is refundable) pertaining to these contracts.

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

Material Cash Requirements

The material cash requirements as of December 31, 2022 were as follows:

	Payments due by Periods
	(dollars in thousands)
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-term debt maturities (1)	$514,300	$—	$514,300	$—	$—
Operating leases (2)	19,082	4,277	6,088	4,400	4,317
Purchase obligations (3)	620,198	335,543	230,755	53,900	—
Total contractual obligations	$1,153,580	$339,820	$751,143	$58,300	$4,317
(1)    Principal payments in accordance with the line of credit and construction loans. Total future interest payments of $112.4 million associated with our current outstanding debt are based on the current outstanding balance and interest rate as of December 31, 2022 through maturity.
(2)    Operating lease obligations do not include payments to property owners covering common area maintenance charges.
(3)    Includes the remaining purchase price for all land option and purchase contracts, net of deposits, as of December 31, 2022.

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

Landsea Homes Corp. | 2022 Form 10-K | 57

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

Non-GAAP Financial Measures

We include non-GAAP financial measures, including adjusted home sales gross margin, EBITDA and adjusted EBITDA, net debt to total capital, and adjusted net income. These non-GAAP financial measures are presented to provide investors additional insights to facilitate the analysis of our results of operations. These non-GAAP financial measures are not in accordance with, or an alternative for, GAAP financial measures and may be different from non-GAAP financial measures used by other companies. In addition, these non-GAAP financial measures are not based on any comprehensive or standard set of accounting rules or principles. Accordingly, the calculation of our non-GAAP financial measures may differ from the definitions of non-GAAP financial measures other companies may use with the same or similar names. This limits, to some extent, the usefulness of this information for comparison purposes. Non-GAAP financial measures have limitations in that they do not reflect all of the amounts associated with our financial results as determined in accordance with GAAP. This information should only be used to evaluate our financial results in conjunction with the corresponding GAAP information. Accordingly, we qualify our use of non-GAAP financial measures whenever non-GAAP financial measures are presented.

Net Debt to Total Capital

The following table presents the ratio of debt to capital as well as the ratio of net debt to total capital which is a non-GAAP financial measure. The ratio of debt to capital is computed as the quotient obtained by dividing total debt, net of issuance costs, by total capital (sum of total debt, net of issuance costs, plus total equity).

The non-GAAP ratio of net debt to total capital is computed as the quotient obtained by dividing net debt (which is total debt, net of issuance costs, less cash, cash equivalents, and restricted cash as well as cash held in escrow to the extent necessary to reduce the debt balance to zero) by total capital. Prior to the fourth quarter of 2022, we presented the non-GAAP ratio of net debt to net capital computed as the quotient obtained by dividing net debt by net capital (sum of net debt plus total equity). During the fourth quarter of 2022, we began presenting the non-GAAP ratio of net debt to total capital, which is consistent with the ratio presented by our peers. The most comparable GAAP financial measure is the ratio of debt to capital. We believe the ratio of net debt to total capital is a relevant financial measure for investors to understand the leverage employed in our operations and as an indicator of our ability to obtain financing. We believe that by deducting our cash from our debt, we provide a measure of our indebtedness that takes into account our cash liquidity. We believe this provides useful information as the ratio of debt to capital
Landsea Homes Corp. | 2022 Form 10-K | 58

does not take into account our liquidity and we believe that the ratio of net debt to total capital provides supplemental information by which our financial position may be considered.

	December 31,
	2022	2021
	(dollars in thousands)
Total notes and other debts payable, net	$505,422	$461,117
Total equity	710,319	621,397
Total capital	$1,215,741	$1,082,514
Ratio of debt to capital	41.6%	42.6%

Total notes and other debts payable, net	$505,422	$461,117
Less: cash, cash equivalents and restricted cash	123,634	343,253
Less: cash held in escrow	17,101	4,079
Net debt	$364,687	$113,785

Total capital	$1,215,741	$1,082,514
Ratio of net debt to total capital	30.0%	10.5%

EBITDA and Adjusted EBITDA

The following table presents EBITDA and Adjusted EBITDA for the years ended December 31, 2022 and 2021. Adjusted EBITDA is a non-GAAP financial measure used by management in evaluating operating performance. We define Adjusted EBITDA as net income before (i) income tax expense (benefit), (ii) interest expenses, (iii) depreciation and amortization, (iv) inventory impairments, (v) purchase accounting adjustments for acquired work in process inventory related to business combinations, (vi) loss (gain) on debt extinguishment or forgiveness, (vii) transaction costs related to the Merger and business combinations, (viii) the impact of income or loss allocations from our unconsolidated joint ventures, and (ix) loss on remeasurement of warrant liability. We believe Adjusted EBITDA provides an indicator of general economic performance that is not affected by fluctuations in interest, effective tax rates, levels of depreciation and amortization, and items considered to be non-recurring. The economic activity related to our unconsolidated joint ventures is not core to our operations and is the reason we have excluded those amounts. Accordingly, we believe this measure is useful for comparing our core operating performance from period to period. Our presentation of Adjusted EBITDA should not be considered as an indication that our future results will be unaffected by unusual or non-recurring items.

	Year Ended December 31,
	2022	2021
	(dollars in thousands)
Net income	$75,665	$52,735
Provision for income taxes	25,400	13,995
Interest in cost of sales	40,428	33,509
Interest relieved to equity in net income of unconsolidated joint ventures	70	1,267
Interest expense	—	32
Depreciation and amortization expense	5,549	5,393
EBITDA	147,112	106,931
Purchase price accounting for acquired inventory	50,412	14,588
Transaction costs	883	5,313
Equity in net income of unconsolidated joint ventures, net of interest	(219)	(2,529)
Loss (gain) on debt extinguishment or forgiveness	2,496	(4,266)
Loss (gain) on remeasurement of warrant liability	7,315	(2,090)
Adjusted EBITDA	$207,999	$117,947

Landsea Homes Corp. | 2022 Form 10-K | 59

Adjusted Net Income

Adjusted Net Income to Landsea Homes is a non-GAAP financial measure that we believe is useful to management, investors and other users of our financial information in evaluating and understanding our operating results without the effect of certain expenses that were historically pushed down by our parent company and other non-recurring items. We believe excluding these items provides a more comparable assessment of our financial results from period to period. Adjusted Net Income to Landsea Homes is calculated by excluding the effects of related party interest that was pushed down by our parent company, purchase accounting adjustments for acquired work in process inventory related to business combinations, the impact from our unconsolidated joint ventures, Merger related transaction costs, loss (gain) on debt extinguishment or forgiveness, and loss on remeasurement of warrant liability, and tax-effected using a blended statutory tax rate. The economic activity related to our unconsolidated joint ventures is not core to our operations and is the reason we have excluded those amounts. We also adjust for the expense of related party interest pushed down from our parent company as we have no obligation to repay the debt and related interest.

	Year Ended December 31,
	2022	2021
	(dollars in thousands)
Net income attributable to Landsea Homes Corporation	$73,551	$52,786

Previously capitalized related party interest included in cost of sales	5,130	11,670
Equity in net income of unconsolidated joint ventures	(149)	(1,262)
Purchase price accounting for acquired inventory	50,412	14,588
Merger related transaction costs	—	2,656
Loss (gain) on debt extinguishment or forgiveness	2,496	(4,266)
Loss (gain) on remeasurement of warrant liability	7,315	(2,090)
Total adjustments	65,204	21,296
Tax-effected adjustments (1)	49,755	14,004

Adjusted net income attributable to Landsea Homes Corporation	$123,306	$66,790
(1)    Our tax-effected adjustments are based on our federal rate and a blended state rate adjusted for certain discrete items.

Landsea Homes Corp. | 2022 Form 10-K | 60

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Due to the nature of homebuilding and our business we are exposed to market risks in the ordinary course of our business, including the effects of interest rate changes and inflation as described below. We are also exposed to market risk from fluctuations in our stock prices and related characteristics.

Interest Rates

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. The Company’s primary exposure to market risk is interest rate risk associated with variable notes and credit facilities. Borrowings under our credit facility bear interest at a floating rate equal to the Prime rate plus 2.75% or SOFR plus 3.35% per annum.

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

Landsea Homes Corp. | 2022 Form 10-K | 61

Item 8. Financial Statements

Landsea Homes Corporation
Index to Consolidated Financial Statements

Landsea Homes Corp. | 2022 Form 10-K | F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Landsea Homes Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Landsea Homes Corporation and subsidiaries (the “Company”) as of December 31, 2022, the related consolidated statements of operations, equity, and cash flows, for the year then ended, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2023, expressed an unqualified opinion on the Company’s internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Real Estate Inventories — Valuation— Refer to Notes 2 and 5 to the financial statements
Critical Audit Matter Description
The Company reviews real estate inventories on a periodic basis or whenever indicators of impairment exist. If there are indicators of impairment, the Company performs a detailed budget and cash flow review of the applicable real estate inventories to determine whether the estimated undiscounted future cash flows of the project are more or less than the asset’s carrying value. If the estimated undiscounted future cash flows are less than the asset’s carrying value, the asset is written down to fair value and impairment charges are recorded through cost of sales. The
Landsea Homes Corp. | 2022 Form 10-K | F-2

carrying value of real estate inventories as of December 31, 2022 was $1,093.4 million. The Company did not record any impairment charges during the year ended December 31, 2022.
Auditing the Company’s impairment evaluation of real estate inventories was complex due to the subjectivity in determining whether impairment indicators were present at a community. Additionally, for real estate inventories where indicators of impairment were present, the determination of the undiscounted future cash flows involved significant judgment. In particular, management’s key assumptions and estimates used in developing undiscounted future cash flows projections and estimates includes future housing revenues, sales absorption rates, land development, and construction and related carrying costs. Accordingly, auditing management’s judgments regarding the key assumptions used in the undiscounted future cash flows analyses involved our especially challenging and subjective auditor judgment.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the identification of real estate inventories with indicators of impairment, and the related undiscounted future cash flows for real estate inventories with impairment indicators included the following, among others:
•We tested the effectiveness of controls over the Company’s real estate inventories impairment process, including those over the identification of impairment indicators and the determination of undiscounted future cash flows.
•We evaluated management’s impairment indicators analysis, including thresholds used for investigation, and whether management appropriately considered potential significant indicators.
•We performed an independent search for impairment indicators to determine whether factors were present during the period that were not identified by management, which may indicate that a fair value analysis is required.
•For real estate inventories with indicators of impairment, we evaluated significant assumptions to estimate the future undiscounted cash flows and source information used by management. We selected a sample and performed incremental testing of the related undiscounted future cash flows model by:
◦Testing the mathematical accuracy of the undiscounted cash flow models, and
◦Challenging key assumptions and estimates of future housing revenues, sales absorption rates, land development, and construction and related carrying costs used in management’s undiscounted future cash flows model by comparing to historical data and performing sensitivity analysis.
Hanover Family Builders, LLC Acquisition — Valuation— Refer to Notes 2 and 3 to the financial statements
Critical Audit Matter Description
The Company completed the acquisition of Hanover Family Builders, LLC on January 18, 2022 for total purchase consideration of $262.6 million, net of working capital adjustments. The Company accounted for the acquisition of Hanover Family Builders, LLC as a business combination. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values, including the $232.1 million of real estate inventories. Management estimated the fair value of the real estate inventories by utilizing a sales comparison approach for acquired land and land options and a market gross margin for work in process inventories. Goodwill of $44.2 million was calculated as the fair value of the business less the value of the Company’s tangible and identifiable intangible assets and liabilities as of January 18, 2022.
Given the amount of subjectivity and estimation involved in determining the fair value of real estate inventories acquired from Hanover Family Builders, LLC, performing audit procedures to evaluate the reasonableness of
Landsea Homes Corp. | 2022 Form 10-K | F-3

estimates used and assumptions made primarily through the sales comparison approach and market gross margin required a high degree of auditor judgment and an increased extent of effort.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the fair value of real estate inventories for Hanover Family Builders, LLC included the following, among others:
•We tested the effectiveness of controls over the Company’s purchase price allocation, including management’s controls over the completeness of real estate inventories and the valuation methodology for estimating the fair value of real estate inventories.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology, (2) sales comparables, and (3) gross margins including testing the mathematical accuracy of the calculation by:
◦Developing a range of independent estimates and comparing our estimates to those used by management.
◦Comparing the assumptions used to external market sources and results from other areas of the audit.

/s/ Deloitte & Touche LLP
Costa Mesa, California
March 9, 2023
We have served as the Company’s auditor since 2022.
Landsea Homes Corp. | 2022 Form 10-K | F-4

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Landsea Homes Corporation
Opinion on the Financial Statements
We have audited the consolidated balance sheet of Landsea Homes Corporation and its subsidiaries (the “Company”) as of December 31, 2021, and the related consolidated statements of operations, of equity and of cash flows for each of the two years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.
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
/s/ PricewaterhouseCoopers LLP
Los Angeles, California
March 16, 2022
We served as the Company's auditor from 2019 to 2021.
Landsea Homes Corp. | 2022 Form 10-K | F-5

Landsea Homes Corporation
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31,
	2022	2021
Assets
Cash and cash equivalents	$123,634	$342,810
Cash held in escrow	17,101	4,079
Restricted cash	—	443
Real estate inventories	1,093,369	844,792
Due from affiliates	3,744	4,465
Investment in and advances to unconsolidated joint ventures	41	470
Goodwill	68,639	24,457
Other assets	133,968	43,998
Total assets	$1,440,496	$1,265,514

Liabilities
Accounts payable	$74,445	$73,734
Accrued expenses and other liabilities	149,426	97,724
Due to affiliates	884	2,357
Warrant liability	—	9,185
Notes and other debts payable, net	505,422	461,117
Total liabilities	730,177	644,117

Commitments and contingencies (Note 11)

Equity
Stockholders’ equity:
Preferred stock, $0.0001 par value, 50,000,000 shares authorized, none issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized, 42,110,794 issued and 40,884,268 outstanding as of December 31, 2022, 46,281,091 issued and outstanding as of December 31, 2021	4	5
Additional paid-in capital	497,598	535,345
Retained earnings	158,348	84,797
Total stockholders’ equity	655,950	620,147
Noncontrolling interests	54,369	1,250
Total equity	710,319	621,397
Total liabilities and equity	$1,440,496	$1,265,514
See accompanying notes to the consolidated financial statements.

Landsea Homes Corp. | 2022 Form 10-K | F-6

Landsea Homes Corporation
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021	2020
Revenue
Home sales	$1,392,750	$936,400	$734,608
Lot sales and other	53,699	86,904	—
Total revenue	1,446,449	1,023,304	734,608

Cost of sales
Home sales	1,108,204	772,575	636,324
Inventory impairments	—	—	3,413
Lot sales and other	51,321	68,131	—
Total cost of sales	1,159,525	840,706	639,737

Gross margin
Home sales	284,546	163,825	94,871
Lot sales and other	2,378	18,773	—
Total gross margin	286,924	182,598	94,871

Sales and marketing expenses	89,305	52,840	48,100
General and administrative expenses	89,325	70,266	42,598
Total operating expenses	178,630	123,106	90,698

Income from operations	108,294	59,492	4,173

Other (expense) income, net	(63)	3,886	80
Equity in net income (loss) of unconsolidated joint ventures	149	1,262	(16,418)
(Loss) gain on remeasurement of warrant liability	(7,315)	2,090	—
Pretax income (loss)	101,065	66,730	(12,165)

Provision (benefit) for income taxes	25,400	13,995	(3,081)

Net income (loss)	75,665	52,735	(9,084)
Net income (loss) attributable to noncontrolling interests	2,114	(51)	(133)
Net income (loss) attributable to Landsea Homes Corporation	$73,551	$52,786	$(8,951)

Earnings (loss) per share:
Basic	$1.71	$1.14	$(0.27)
Diluted	$1.70	$1.14	$(0.27)

Weighted average shares outstanding:
Basic	42,052,696	45,198,722	32,557,303
Diluted	42,199,462	45,250,718	32,557,303
See accompanying notes to the consolidated financial statements.

Landsea Homes Corp. | 2022 Form 10-K | F-7

Landsea Homes Corporation
Consolidated Statements of Equity
(in thousands, except shares)

	Common Stock
	Shares	Amount	Additional paid-in capital	Retained earnings	Noncontrolling Interests	Total Equity

Balance at December 31, 2019	32,557,303	$3	$524,513	$40,962	$17,892	$583,370
Contributions from noncontrolling interests	—	—	—	—	198	198
Distributions to noncontrolling interests	—	—	—	—	(15,414)	(15,414)
Net loss	—	—	—	(8,951)	(133)	(9,084)
Net transfers to parent	—	—	(28,342)	—	(1,242)	(29,584)
Balance at December 31, 2020	32,557,303	$3	$496,171	$32,011	$1,301	$529,486
Recapitalization transaction, net of fees and deferred taxes	13,673,722	2	33,366	—	—	33,368
Vesting of restricted stock units	50,066	—	—	—	—	—
Stock-based compensation expense	—	—	5,808	—	—	5,808
Net income (loss)	—	—	—	52,786	(51)	52,735
Balance at December 31, 2021	46,281,091	$5	$535,345	$84,797	$1,250	$621,397
Shares issued under share-based awards	228,529	—	—	—	—	—
Cash paid for shares withheld for taxes	—	—	(848)	—	—	(848)
Stock-based compensation expense	—	—	3,647	—	—	3,647
Contributions from noncontrolling interests	—	—	—	—	55,000	55,000
Distributions to noncontrolling interests	—	—	—	—	(3,995)	(3,995)
Repurchase of common stock	(5,625,352)	(1)	(40,546)	—	—	(40,547)
Net income	—	—	—	73,551	2,114	75,665
Balance at December 31, 2022	40,884,268	$4	$497,598	$158,348	$54,369	$710,319
See accompanying notes to the consolidated financial statements.

Landsea Homes Corp. | 2022 Form 10-K | F-8

Landsea Homes Corporation
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$75,665	$52,735	$(9,084)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,549	5,393	3,580
Loss (gain) on remeasurement of warrant liability	7,315	(2,090)	—
Stock-based compensation expense	3,647	5,808	—
Loss (gain) on extinguishment or forgiveness of debt	2,496	(4,266)	—
Inventory impairments	—	—	3,413
Abandoned project costs	650	555	380
Equity in net (income) loss of unconsolidated joint ventures	(149)	(1,262)	16,418
Deferred taxes	(6,299)	(2,826)	(5,024)
Changes in operating assets and liabilities:
Cash held in escrow	(13,022)	7,539	(2,782)
Real estate inventories	(12,846)	(59,655)	(19,895)
Due from affiliates	721	(1,802)	(174)
Other assets	(53,781)	(6,045)	(756)
Accounts payable	(5,617)	35,850	15,744
Accrued expenses and other liabilities	13,139	3,466	10,779
Due to affiliates	(1,473)	—	1,010
Net cash provided by operating activities	15,995	33,400	13,609

Cash flows from investing activities:
Purchases of property and equipment	(5,469)	(3,176)	(1,794)
Distributions of capital from unconsolidated joint ventures	578	22,134	5,196
Payments for business acquisition, net of cash acquired	(258,727)	(44,537)	(128,528)
Net cash used in investing activities	(263,618)	(25,579)	(125,126)

Cash flows from financing activities:
Borrowings from notes and other debts payable	281,612	910,487	600,391
Repayments of notes and other debts payable	(240,228)	(737,683)	(505,942)
Proceeds from Merger, net of fees and other costs	—	64,434	—
Cash paid for shares withheld for taxes	(848)	—	—
Payment for buyback of warrants	(16,500)	—	—
Repayment of convertible note	—	(1,500)	—
Repurchases of common stock	(40,547)	—	—
Contributions from noncontrolling interests	55,000	—	198
Distributions to noncontrolling interests	(3,995)	—	(15,414)
Deferred offering costs paid	(2,605)	(1,832)	(7,466)
Debt issuance and extinguishment costs paid	(3,885)	(8,522)	(5,532)
Cash distributed to parent, net	—	—	(1,048)
Net cash provided by financing activities	28,004	225,384	65,187

Net (decrease) increase in cash, cash equivalents, and restricted cash	(219,619)	233,205	(46,330)
Cash, cash equivalents, and restricted cash at beginning of year	343,253	110,048	156,378
Cash, cash equivalents, and restricted cash at end of year	$123,634	$343,253	$110,048
See accompanying notes to the consolidated financial statements.

Landsea Homes Corp. | 2022 Form 10-K | F-9

Landsea Homes Corporation
Notes to Consolidated Financial Statements

 1.     Company
Landsea Homes Corporation (together with its subsidiaries, “Landsea Homes” or the “Company”), a majority owned subsidiary of Landsea Holdings Corporation (“Landsea Holdings”), is engaged in the acquisition, development, and sale of homes and lots in Arizona, California, Florida, New Jersey, New York, and Texas. The Company’s operations are organized into the following five reportable segments: Arizona, California, Florida, Metro New York and Texas.
On August 31, 2020, Landsea Homes and its parent, Landsea Holdings, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with LF Capital Acquisition Corp. (“LF Capital”) and LFCA Merger Sub, Inc. (the “Merger Sub”), a direct, wholly-owned subsidiary of LF Capital. The Merger Agreement provided for, among other things, the merger of Merger Sub with and into Landsea Homes Incorporated (“LHI”), previously a wholly-owned subsidiary of Landsea Holdings, with LHI continuing as the surviving corporation (the “Merger”).
On January 7, 2021 (the “Closing Date”), the Merger was consummated pursuant to the Merger Agreement (the “Closing”). The name of LF Capital was changed at that time to Landsea Homes Corporation. Subject to the terms of the Merger Agreement, Landsea Holdings received $343.8 million of stock consideration, consisting of 32.6 million newly issued shares of Landsea Homes Corporation’s common stock. The shares were valued at $10.56 per share for purposes of determining the aggregate number of shares payable to Landsea Holdings (the “Stock Consideration”).
Upon Closing, Level Field Capital, LLC (the “Sponsor”) held 1.0 million shares that are subject to surrender and forfeiture for no consideration in the event the common stock does not reach certain thresholds during the 24-month period following the closing of the Merger (“Earnout Shares”). The Sponsor transferred 0.5 million Earnout Shares to Landsea Holdings. Additionally, the Sponsor forfeited 2.3 million private placement warrants and transferred 2.2 million private placement warrants to Landsea Holdings (such private placement warrants, each exercisable to purchase one share of Common Stock at an exercise price of $11.50 per share, are referred to as the “Private Placement Warrants”, and together with the Company’s public warrants they are referred to as the “Warrants”). During the year ended December 31, 2022, the private placement warrants were repurchased by the Company and are no longer outstanding, refer to Note 17 – Stockholders’ Equity for additional information. In January 2023, the Company concluded that the threshold for the Earnout Shares was not met and therefore those shares were forfeited and cancelled.
In connection with the Merger, the Company received $64.4 million from the Merger after payments of $28.7 million related to the public warrant amendment and $7.5 million representing transaction expenses incurred. The Company incurred direct and incremental costs of approximately $16.7 million related to the equity issuance, consisting primarily of investment banking, legal, accounting and other professional fees, which were recorded to additional paid-in capital as a reduction of proceeds. The Company recorded $2.7 million in general and administrative expenses in 2021 related to the accelerated vesting of certain phantom awards. At the time of the Merger, the Company paid cash of $2.9 million for the phantom stock awards and issued 0.2 million shares with an issuance date value of $1.9 million.
The Merger was accounted for as a reverse recapitalization. Under this method of accounting, LF Capital is treated as the “acquired” company for financial reporting purposes. This determination was primarily based on the current stockholder of Landsea Homes, Landsea Holdings, having a relative majority of the voting power of the combined entity; the operations of LHI prior to the Merger comprising the only ongoing operations of the combined entity; and senior management of LHI comprising the senior management of the combined entity. Accordingly, for accounting purposes, the financial statements of the combined entity represent a continuation of the financial statements of LHI with the acquisition being treated as the equivalent of LHI issuing stock for the net assets of LF Capital, accompanied by a recapitalization. The net assets of LHI are stated at historical cost, with no goodwill or other intangible assets recorded. The shares and net income per share available to holders of the LHI’s common stock, prior to the Merger, have been retroactively restated as shares reflecting the exchange ratio established in the Merger Agreement.

Landsea Homes Corp. | 2022 Form 10-K | F-10

Landsea Homes Corporation
Notes to Consolidated Financial Statements

 2.    Summary of Significant Accounting Policies
Basis of Presentation and Consolidation—The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and all subsidiaries, partnerships and other entities in which the Company has a controlling interest and VIEs in which the Company is deemed the primary beneficiary. The Company’s investments in both unconsolidated entities in which a significant, but less than controlling, interest is held and in VIEs in which the Company is not deemed to be the primary beneficiary are accounted for under the equity method. All intercompany transactions and balances have been eliminated in consolidation.
Landsea Holdings holds a series of notes payable to affiliated entities of its parent. The cash Landsea Holdings received from this debt was previously utilized to partially fund operations of the Company. Related party interest incurred by Landsea Holdings (the “Related Party Interest”) was historically pushed down to the Company and reflected on the consolidated balance sheets of the Company, primarily in real estate inventories, and on the consolidated statements of operations in cost of sales. Refer to Note 6 – Capitalized Interest for further detail. As the Company did not guarantee the notes payable nor have any obligations to repay the notes payable, and as the notes payable were not assigned to the Company, the notes payable do not represent a liability of the Company and accordingly have not been reflected in the consolidated balance sheets. Additionally, in connection with the Merger, Landsea Homes is precluded from repaying Landsea Holdings’ notes payable to the affiliated entities of its parent. Therefore, as of January 7, 2021, the Related Party Interest is no longer pushed down to Landsea Homes.
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
Management of the Company believes that the assumptions underlying the consolidated financial statements reasonably reflect the utilization of services provided, or benefits received by the Company during the periods presented. Nevertheless, the consolidated financial statements may not be indicative of the Company’s future performance.
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
Cash Held in Escrow—Cash held in escrow consists of proceeds from home closings held in escrow for the Company’s benefit, typically for less than five days.
Restricted Cash—Restricted cash consists of cash, cash equivalents, and certificates of deposit held as collateral related to development obligations or held in escrow by the Company’s loan service providers on behalf of the lenders and disbursed in accordance with agreements between the transacting parties.
Real Estate Inventories and Cost of Sales—Real estate inventories include actively selling projects as well as projects under development or held for future development. Inventories are stated at cost, unless the carrying amount is determined not to be recoverable, in which case inventory is written down to its fair value. The Company

Landsea Homes Corp. | 2022 Form 10-K | F-11

Landsea Homes Corporation
Notes to Consolidated Financial Statements

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
When estimating future cash flows of a project, the Company makes various assumptions including estimated future housing revenues, sales absorption rates, land development, construction and related carrying costs, and direct selling and marketing costs. The discounted cash flow approach can be impacted significantly by the Company’s estimates of future cash flows and the applicable discount rate, which are Level 3 inputs. The key assumptions used in real estate inventories valuation are subject to a variety of external factors and are inherently uncertain. It is reasonably possible that changes in market conditions could change the Company’s estimates of future cash flows, leading to different conclusions. Accordingly, actual results could differ from valuation estimates. See Note 5 – Real Estate Inventories for additional information.
Capitalization of Interest—The Company follows the practice of capitalizing interest to real estate inventories during the period of development and to investments in unconsolidated joint ventures, when applicable, in accordance with ASC 835, Interest. Interest capitalized as a component of real estate inventories is included in cost of sales as related homes or lots are sold. To the extent interest is capitalized to investment in unconsolidated joint ventures, it is included as a reduction to income from unconsolidated joint ventures when the related homes or lots are sold to third parties. To the extent the Company’s debt exceeds its qualified assets as defined in ASC 835, the Company would expense a portion of the interest incurred. Qualified assets represent projects that are under development as well as investments in unconsolidated joint ventures accounted for under the equity method until such equity method investees begin their principal operations.
Business Combinations—Acquisitions are accounted for in accordance with ASC 805, Business Combinations. In connection with the Company’s recent acquisitions, management determined in each case that the Company obtained control of a business including inputs, processes, and outputs in exchange for cash consideration. All material assets and liabilities were measured and recognized at fair value as of the date of the acquisition. Any excess of the purchase price over the estimated fair values of the identifiable net assets acquired is recorded as goodwill. Significant judgment is often required in estimating the fair value of assets acquired, particularly intangible assets.
The fair value of acquired real estate inventories largely depends on the stage of production of the acquired land and work in process inventory. For acquired land and land options, the Company typically utilizes, with the assistance of a third party valuation specialist, a sales comparison approach. For work in process inventories, the Company estimates the fair value based upon the stage of production of each unit and a gross margin that the Company

Landsea Homes Corp. | 2022 Form 10-K | F-12

Landsea Homes Corporation
Notes to Consolidated Financial Statements

believes a market participant would require to complete the remaining development and requisite selling efforts. Refer to Note 3 – Business Combinations for further information regarding the purchase price allocation and related acquisition accounting.
Investment in and Advances to Unconsolidated Joint Ventures—The Company uses the equity method to account for investments in joint ventures that qualify as variable interest entities (“VIEs”) where the Company is not the primary beneficiary and other entities that it does not control but has the ability to exercise significant influence over the operating and financial policies of the investee. The Company also uses the equity method when it functions as the managing member or general partner and its venture partner has substantive participating rights or where the Company can be replaced by its venture partner as managing member without cause.
As of December 31, 2022 and 2021, the Company concluded that some of its joint ventures were VIEs. For entities in which the Company concluded that it was not the primary beneficiary of the VIEs, the Company accounted for these entities under the equity method of accounting.
Under the equity method, the Company recognizes its proportionate share of earnings and losses generated by the joint venture upon the delivery of lots or homes to third parties. The Company classifies cash distributions received from equity method investees using the cumulative earnings approach. Under the cumulative earnings approach, distributions received are considered returns on investment and shall be classified as cash inflows from operating activities unless the cumulative distributions received less distributions received in prior periods exceed cumulative equity in earnings. When such an excess occurs, the current-period distribution up to this excess is considered a return of investment and shall be classified as cash inflows from investing activities. The Company’s ownership interests in its unconsolidated joint ventures vary but are generally less than or equal to 51%. The accounting policies of the Company’s joint ventures are consistent with those of the Company.
The Company also reviews its investments in and advances to unconsolidated joint ventures for evidence of other-than-temporary declines in value. To the extent the Company deems any portion of its investment in and advances to unconsolidated joint ventures as not recoverable, the Company would impair its investment accordingly. For the years ended December 31, 2022, 2021, and 2020, no impairments related to investment in and advances to unconsolidated joint ventures were recorded.
Variable Interest Entities—The Company accounts for variable interest entities in accordance with ASC 810, Consolidation. Under ASC 810, a VIE is created when: (a) the equity investment at risk in the entity is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by other parties, including the equity holders; (b) the entity’s equity holders as a group either (i) lack the direct or indirect ability to direct the activities of an entity that most significantly impact the entity’s economic performance, (ii) are not obligated to absorb expected losses of the entity or (iii) do not have the right to receive expected residual returns of the entity; or (c) the entity’s equity holders have voting rights that are not proportionate to their economic interests, and the activities of the entity involve or are conducted on behalf of the equity holder with disproportionately few voting rights. If an entity is deemed to be a VIE pursuant to ASC 810, the enterprise that has both (i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (ii) the obligation to absorb the expected losses of the entity or right to receive benefits from the entity that could be potentially significant to the VIE is considered the primary beneficiary and must consolidate the VIE.
Under ASC 810, a non-refundable deposit paid to an entity may be deemed to be a variable interest that will absorb some or all of the entity’s expected losses if they occur. The Company’s land purchase and lot option deposits generally represent its maximum exposure to the land seller if it elects not to purchase the optioned property. Therefore, whenever the Company enters into a land option or purchase contract with an entity and makes a non-refundable deposit, a VIE may have been created.
As of December 31, 2022, the Company consolidated two joint venture VIEs. Refer to Note 4 – Variable Interest Entities for further information regarding VIEs. As of December 31, 2021, the Company consolidated one joint venture VIE.

Landsea Homes Corp. | 2022 Form 10-K | F-13

Landsea Homes Corporation
Notes to Consolidated Financial Statements

Goodwill—The excess of the purchase price of a business acquisition over the net fair value of assets acquired and liabilities assumed is capitalized as goodwill. Goodwill and any other intangible assets that do not have finite lives are not amortized, but rather assessed for impairment at least annually. The Company performs an annual impairment test during the fourth quarter or whenever impairment indicators are present using a two-step process to assess whether or not goodwill should be impaired. The first step is a qualitative assessment that analyzes current economic indicators associated with a particular reporting unit. If the qualitative assessment indicates a stable or improved fair value, no further testing is required. If a qualitative assessment indicates that a significant decline to fair value of a reporting unit is more likely than not, or, at the Company’s election, the Company will proceed to the second step where we calculate the fair value of a reporting unit based on discounted future cash flows and market comparisons. If this step indicates that the carrying value of a reporting unit is in excess of its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. There was no goodwill impairment recorded during the years ended December 31, 2022, 2021, and 2020.
Property and Equipment—Property and equipment are recorded at cost and depreciated to general and administrative expense using the straight-line method over their estimated useful lives, typically ranging from two to five years. Leasehold improvements are stated at cost and amortized to general and administrative expense using the straight-line method over the shorter of either their estimated useful lives or the term of the lease. For the years ended December 31, 2022, 2021, and 2020 the Company incurred depreciation expense of $2.0 million, $1.7 million, and $1.4 million, respectively.
Capitalized Selling and Marketing Costs—In accordance with ASC 606, Revenue from Contracts with Customers, and ASC 340, Other Assets and Deferred Cost, costs incurred for tangible assets directly used in the sales process such as the Company’s sales offices, and model landscaping and furnishings are capitalized to property and equipment which is included in other assets in the accompanying consolidated balance sheets. These costs are amortized to selling and marketing expenses generally over the estimated life of the selling community. For the years ended December 31, 2022, 2021, and 2020 the Company incurred amortization expense of $0.6 million, $2.0 million, and $1.6 million, respectively. All other selling and marketing costs, such as commissions and advertising, are expensed as incurred. Advertising and marketing costs of $5.1 million, $3.2 million, and $2.4 million for the years ended December 31, 2022, 2021, and 2020, respectively, are included in sales and marketing expenses on the consolidated statements of operations.
Warranty Accrual—The Company provides home purchasers with limited warranties against certain building defects and has certain obligations related to those post-construction warranties for closed homes. The specific terms and conditions of these limited warranties vary depending upon the markets in which we do business, but generally the Company provides all of its home buyers with a limited warranty as to workmanship and mechanical equipment and also provide many of its home buyers with a limited 10-year warranty as to structural integrity.
Estimated future direct warranty costs are accrued and charged to cost of sales in the period when the related homebuilding revenues are recognized. Amounts are accrued based upon the Company’s historical rates of warranty claims. Historical experience of the Company’s peers is also considered due to the Company’s limited internal history of homebuilding sales. The adequacy of the warranty accrual is assessed on a quarterly basis to reflect changes in trends as information becomes available and the amounts recorded are adjusted if necessary. The warranty accrual is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets and adjustments to the accrual are recorded through cost of sales.
Warrant Liability—The Company accounted for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging. For issued or modified warrants that did not meet all the criteria for equity classification, the warrants were recorded as liabilities at their

Landsea Homes Corp. | 2022 Form 10-K | F-14

Landsea Homes Corporation
Notes to Consolidated Financial Statements

initial fair value on the date of issuance or assumption and remeasured to fair value at each balance sheet date thereafter.
The Company’s Private Placement Warrants were presented on the consolidated balance sheets as a liability recorded at fair value with subsequent changes in fair value recognized in the consolidated statement of operations at each reporting date as a (loss) gain on remeasurement of the warrant liability. The fair value of the Private Placement Warrants was estimated using a Black-Scholes option pricing model which included assumptions used in the model that were subjective and required significant judgment, including implied volatility, which was a Level 3 input. Each Private Placement Warrant was exercisable at $11.50 into one share of common stock. In June 2022, all of the outstanding Private Placement Warrants were repurchased by the Company. Refer to Note 17 – Stockholders’ Equity for additional information on the Warrants. The fair value of the Private Placement Warrants is discussed further in Note 15 – Fair Value.
Home Sales Revenue—Home sales revenue is recognized when the Company’s performance obligations within the underlying sales contracts are fulfilled. The Company considers its obligations fulfilled when closing conditions are complete, title has transferred to the homebuyer, and collection of the purchase price is reasonably assured. Sales incentives are recorded as a reduction of revenue when the respective home is closed. When it is determined that the earnings process is not complete, the related revenue is deferred for recognition in future periods.
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
Income Taxes—The Company records income taxes in accordance with ASC 740, Income Taxes, whereby deferred tax assets and liabilities are recognized based on the differences in the book and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply in the years that the differences are expected to reverse. The Company adjusts deferred tax assets and liabilities for the effects of changes in tax laws and rates in the period of enactment. Tax credits are recognized through the effective tax rate calculation assuming that the Company will be able to realize the full benefit of the credits.
Each year the Company assesses its deferred tax asset to determine whether all or any portion of the asset is more likely than not (defined as a likelihood of more than 50%) unrealizable under ASC 740. The Company is required to establish a valuation allowance for any portion of the tax asset determined to be more likely than not unrealizable. The ultimate realization of deferred tax assets depends primarily on the generation of future taxable income during the periods in which the differences become deductible. Judgment is required in determining the future tax consequences of events that have been recognized in the Company’s consolidated financial statements and/or tax returns. Differences between anticipated and actual outcomes of these future tax consequences could have a material impact on the Compan’s consolidated financial statements.
Stock-Based Compensation Expense—In accordance with ASC 718, Compensation—Stock Compensation, stock-based compensation expense for all share-based payment awards is based on the grant date fair value. The Company recognizes expense for share-based payment awards with only service-based vesting conditions on a straight-line basis over the requisite service period of the award. Expense associated with awards that include a performance-based vesting condition is not recognized until it is determined that it is probable the performance-based conditions will be met. When achievement of a performance-based condition is probable, a catch-up of expense will be

Landsea Homes Corp. | 2022 Form 10-K | F-15

Landsea Homes Corporation
Notes to Consolidated Financial Statements

recorded as if the award had been vesting on a straight-line basis from the award date. The award will continue to be expensed on a straight-line basis, adjusted for probability, until the award vests or expires as worthless.
Recent Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions to the current guidance on contract modifications and hedge accounting. These changes are intended to simplify the market transition from the London Interbank Offered Rate (“LIBOR”) to alternative reference rates. ASU 2020-04 generally considers contract modifications related to reference rate reform to be an event that does not require contract remeasurement at the modification date nor a reassessment of a previous accounting determination. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which clarified the scope and application of ASU 2020-04. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which defers the sunset date of the reference rate reform guidance to December 31, 2024. This guidance may be elected over time, through December 31, 2024, as reference rate reform activities occur. Once ASU 2020-04 is elected, the guidance must be applied prospectively for all eligible contract modifications. In June 2022, the Company modified its credit facility to use the Secured Overnight Financing Rate (“SOFR”) as a reference rate rather than LIBOR. The Company elected to apply this guidance which preserves the presentation of the loan consistent with the presentation prior to the modification.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40), which provides clarity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. Particularly, the update states that an entity should treat a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange as an exchange of the original instrument for a new instrument. The standard is effective for fiscal years beginning after December 15, 2021, with early adoption permitted. The adoption did not have a material impact on the Company’s consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, which requires application of ASC 606 to recognize and measure contract assets and liabilities from contracts with customers acquired in a business combination. ASU 2021-08 creates an exception to the general recognition and measurement principle in ASC 805 and will result in recognition of contract assets and contract liabilities consistent with those recorded by the acquiree immediately before the acquisition date. The standard is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The adoption is not expected to have a material impact on the Company’s consolidated financial statements.
 3.     Business Combinations
On January 18, 2022, the Company acquired 100% of Hanover Family Builders, LLC (“Hanover”), a Florida-based homebuilder, for an aggregate cash purchase price, net of working capital adjustments, of $262.6 million. The aggregate purchase price included a pay-off of $69.3 million related to debt held by Hanover and a payment of $15.6 million for land-related deposits. The total assets of Hanover included approximately 20 development projects and 3,800 lots owned or controlled in various stages of development.
In accordance with ASC 805, the assets acquired and liabilities assumed from the acquisition of Hanover were measured and recognized at fair value as of the date of the acquisition to reflect the purchase price paid.
Acquired inventories consist of land, land deposits, and work in process inventories. For acquired land and land options, the Company typically utilizes, with the assistance of a third-party valuation specialist, a sales comparison approach. For work in process inventories, the Company estimates the fair value based upon the stage of production of each unit and a gross margin that management believes a market participant would require to complete the

Landsea Homes Corp. | 2022 Form 10-K | F-16

Landsea Homes Corporation
Notes to Consolidated Financial Statements

remaining development and requisite selling efforts. On the acquisition date, the stage of production for each lot ranged from recently started lots to fully completed homes. The intangible asset acquired relates to the Hanover trade name, which is estimated to have a fair value of $1.6 million and is being amortized over one year. Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed and relates primarily to the assembled workforce and business synergies. Goodwill of $44.2 million was recorded on the consolidated balance sheets as a result of this transaction and is expected to be deductible for tax purposes over 15 years. The acquired goodwill is included in the Florida reporting segment in Note 14 – Segment Reporting. The Company incurred transaction related costs of $0.7 million related to the Hanover acquisition during the year ended December 31, 2022.
The Company’s results of operations include homebuilding revenues from the Hanover acquisition of $334.0 million for the year ended December 31, 2022. The accompanying results of operations also include pretax income of $20.1 million from the Hanover acquisition during the year ended December 31, 2022. The pretax income is inclusive of purchase price accounting and an allocation of corporate general and administrative expenses.
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
On May 4, 2021, the Company acquired 100% of Mercedes Premier Homes, LLC (also known as Vintage Estate Homes, LLC, or “Vintage”), a Florida- and Texas-based homebuilder, for an aggregate cash purchase price of $54.6 million. In addition, the Company assumed $32.1 million of debt, of which it paid down $3.8 million in connection with the acquisition. Total assets included approximately 20 development projects and 1,800 lots in various stages of development. The intangible asset acquired relates to the Vintage trade name, which was estimated to have a fair value of $1.6 million and was amortized over one year. Goodwill of $3.8 million was recorded on the consolidated balance sheets as a result of this transaction and is expected to be deductible for tax purposes over 15 years. The acquired goodwill is included in the Florida reporting segment. The Company incurred transaction costs of $0.9 million related to the Vintage acquisition during the year ended December 31, 2021.

Landsea Homes Corp. | 2022 Form 10-K | F-17

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
On January 15, 2020, the Company acquired 100% of the membership interest of Garrett Walker Homes (“Garrett Walker”) for cash consideration of approximately $133.4 million. Garrett Walker is a residential homebuilder located in Phoenix, Arizona and was comprised of approximately 20 development projects (unaudited) and 1,750 lots (unaudited) in various stages of development. The intangible asset acquired relates to the Garrett Walker trade name, which is estimated to have a fair value of $1.6 million and is being amortized over three years. Goodwill of $15.4 million was recorded on the consolidated balance sheets and is expected to be deductible for tax purposes over 15 years. The acquired goodwill is included in the Arizona reporting segment. The Company incurred transaction costs of $0.7 million related to the Garrett Walker acquisition during the year ended December 31, 2020.
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
Unaudited Pro Forma Financial Information
Unaudited pro forma revenue and net income (loss) for the years ended December 31, 2022, 2021, and 2020 give effect to the results of the acquisitions of Hanover, Vintage, and Garrett Walker as though the respective acquisition dates were as of January 1, 2021, January 1, 2020, and January 1, 2019 the beginning of the year preceding the respective acquisitions. Unaudited pro forma net income (loss) adjusts the operating results of the stated acquisitions to reflect the additional costs that would have been recorded assuming the fair value adjustments had been applied as

Landsea Homes Corp. | 2022 Form 10-K | F-18

Landsea Homes Corporation
Notes to Consolidated Financial Statements

of the beginning of the year preceding the year of acquisition, including the tax-effected amortization of the acquired trade names and transaction related costs.

	Year Ended December 31,
	2022	2021	2020
	(dollars in thousands)
Revenue	$1,451,558	$1,286,919	$894,177

Pretax income (loss)	151,846	23,142	(19,183)
(Provision) benefit for income taxes	(38,163)	(4,853)	4,858
Net income (loss)	$113,683	$18,289	$(14,325)

 4.     Variable Interest Entities

The Company consolidates two joint venture (“JV”) VIEs. The consolidated VIEs include one active project in the Metro New York area (“14th Ave JV”) and one JV with the purpose of acquiring undeveloped land (the “LCF JV”). The Company has determined that it is the primary beneficiary of these VIEs as it has the power to direct activities of the operations that most significantly affect their economic performance.

Both consolidated VIEs are financed by equity contributions from the Company and the JV partner. The 14th Ave JV was also funded by third-party debt which was paid off in April 2022 with proceeds from a loan provided by the Company. The intercompany loan has been eliminated upon consolidation.

The following table summarizes the carrying amount and classification of the VIEs’ assets and liabilities in the consolidated balances sheets as of December 31, 2022 and 2021.

	December 31, 2022	December 31, 2021
	(dollars in thousands)
Cash	$4,697	$130
Restricted cash	—	443
Real estate inventories	99,699	121,040
Due from affiliates	329	—
Other assets	2,124	195
Total assets	$106,849	$121,808

Accounts payable	$1,577	$1,779
Accrued expenses and other liabilities	5,616	1,400
Due to affiliates	—	226
Notes payable, net	—	81,584
Total liabilities	$7,193	$84,989

Landsea Homes Corp. | 2022 Form 10-K | F-19

Landsea Homes Corporation
Notes to Consolidated Financial Statements

 5.     Real Estate Inventories
Real estate inventories are summarized as follows:

	December 31,
	2022	2021
	(dollars in thousands)
Deposits and pre-acquisition costs	$101,395	$65,724
Land held and land under development	191,047	243,310
Homes completed or under construction	779,352	526,950
Model homes	21,575	8,808
Total real estate inventories	$1,093,369	$844,792
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
In accordance with ASC 360, Property, Plant, and Equipment, inventory is stated at cost, unless the carrying amount is determined not to be recoverable, in which case inventory is written down to its fair value. The Company reviews each real estate asset at the community-level, on a quarterly basis or whenever indicators of impairment exist. We generally determine the estimated fair value of each community by using a discounted cash flow approach based on the estimated future cash flows at discount rates that reflect the risk of the community being evaluated. The discounted cash flow approach can be impacted significantly by the Company’s estimates of future home sales revenue, home construction costs, and the applicable discount rate, all of which are Level 3 inputs.
For the years ended December 31, 2022 and 2021 the Company did not recognize any real estate inventories impairments. For the year ended December 31, 2020, the Company recognized real estate inventories impairments of $3.4 million related to two communities in its California segment. In both instances, the Company determined that additional incentives were required to sell the remaining homes at estimated aggregate sales prices below the communities previous carrying values. The fair values for the communities impaired were calculated using discounted cash flow models using discount rates ranging from 7%-10%.
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
For the years ended December 31, 2022, 2021, and 2020, the Company incurred and capitalized interest of $35.6 million, $27.2 million, and $31.5 million, respectively. These amounts included related party interest incurred and capitalized of $1.0 million, $0.5 million, and $10.1 million, respectively.
Previously capitalized interest included in cost of sales or equity in net income (loss) of unconsolidated joint ventures during the years ended December 31, 2022, 2021, and 2020 was $40.5 million, $34.8 million, and $39.1 million, respectively. These amounts included related party interest of $5.2 million, 12.9 million, and $15.3 million, respectively.
 7.    Investment in and Advances to Unconsolidated Joint Ventures
As of December 31, 2022 and 2021, the Company had two unconsolidated joint ventures with ownership interests of 51% and 25% in LS-NJ Port Imperial JV LLC and LS-Boston Point LLC, respectively, and concluded that these joint ventures were VIEs. The Company concluded that it was not the primary beneficiary of the variable interest

Landsea Homes Corp. | 2022 Form 10-K | F-20

Landsea Homes Corporation
Notes to Consolidated Financial Statements

entities and, accordingly, accounted for these entities under the equity method of accounting. The Company’s maximum exposure to loss is limited to the investment in the unconsolidated joint venture amounts included on the consolidated balance sheets.
The condensed combined balance sheets for the Company’s unconsolidated joint ventures accounted for under the equity method are as follows:

	December 31,
	2022	2021
	(dollars in thousands)
Cash and cash equivalents	$2,917	$2,275
Real estate inventories	—	2,515
Other assets	—	122
Total assets	$2,917	$4,912

Accounts payable	$3	$21
Accrued expenses and other liabilities	2,523	3,465
Due to affiliates	472	787
Total liabilities	2,998	4,273
Members’ capital	(81)	639
Total liabilities and members’ capital	$2,917	$4,912
The condensed combined statements of operations for the Company’s unconsolidated joint ventures accounted for under the equity method are as follows:

	Year Ended December 31,
	2022	2021	2020
	(dollars in thousands)
Revenues	$3,047	$50,067	$37,403
Cost of sales and expenses	(2,633)	(45,123)	(40,230)
Impairment of real estate inventories	—	—	(27,094)
Net income (loss) of unconsolidated joint ventures	$414	$4,944	$(29,921)
Equity in net income (loss) from investment in unconsolidated joint ventures (1)	$149	$1,262	$(16,418)
(1)    The equity in net income (loss) of unconsolidated joint ventures consists of the allocation of the Company’s proportionate share of income or loss from the unconsolidated joint ventures of $0.2 million income, $2.5 million income, and $15.2 million loss as well as $0.1 million, $1.3 million, and $1.2 million of expense related to capitalized interest and other costs for the years ended December 31, 2022, 2021, and 2020, respectively.

For the year ended December 31, 2020, one of the Company’s unconsolidated joint ventures recorded an impairment charge of $27.1 million related to slowing absorption and weaker pricing than expected. Based on the Company’s ownership percentage of 51%, $13.8 million of the impairment charge is reflected in the equity in net income (loss) of unconsolidated joint ventures line item in the Company’s consolidated statements of operations. For the years ended December 31, 2022 and 2021, the unconsolidated joint ventures did not recognize any real estate inventories impairments.

Landsea Homes Corp. | 2022 Form 10-K | F-21

Landsea Homes Corporation
Notes to Consolidated Financial Statements

 8.    Other Assets

Other assets consist of the following:

	December 31,
	2022	2021
	(dollars in thousands)
Deferred tax asset, net	$13,569	$7,270
Property and equipment, net (1)	9,533	6,601
Right-of-use asset	15,589	12,593
Contract assets	7,180	6,133
Prepaid income taxes	—	645
Intangible asset, net	44	910
Prepaid expenses	4,896	5,309
Project funds in escrow	44,159	821
Warranty and general liability insurance receivables (2)	27,109	—
Other	11,889	3,716
Total other assets	$133,968	$43,998
(1)    Property and equipment is net of $11.5 million and $11.8 million accumulated depreciation as of December 31, 2022 and 2021, respectively.
(2)    Insurance recoveries not yet received from our insurers are recorded on a gross basis, without any reduction for the associated warranty expense, within other assets on our consolidated balance sheets. Refer to the Warranty section in Note 9 – Accrued Expenses and Other Liabilities for additional information.

As of December 31, 2022 and 2021, respectively, the Company had contract assets of $7.2 million and $6.1 million related to lot sales and other revenue. The contract asset balance is included in other assets on the Company’s consolidated balance sheets and represents cash to be received for work already performed on lot sales and other contracts. The amount of the transaction price for lot sales and other contracts remaining to be recognized as revenue for performance obligations that were not fully satisfied as of December 31, 2022 and 2021 was $11.6 million and $63.9 million, respectively.

Landsea Homes Corp. | 2022 Form 10-K | F-22

Landsea Homes Corporation
Notes to Consolidated Financial Statements

 9.     Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following:

	December 31,
	2022	2021
	(dollars in thousands)
Land development and home construction accrual	$39,716	$22,082
Warranty reserve and general liability	46,657	15,692
Accrued compensation and benefits	18,920	14,913
Lease liabilities	16,428	13,190
Sales tax payable	1,448	2,885
Income tax payable	3,420	12,079
Interest payable	4,351	2,494
Deferred revenue	—	3,969
Homebuyer deposits	15,046	7,825
Other deposits and liabilities	3,440	2,595
Total accrued expenses and other liabilities	$149,426	$97,724
As of December 31, 2021, the Company had $4.0 million of deferred revenue related to lot sales and other revenue included in accrued expenses and other liabilities in the Company’s consolidated balance sheets. The Company reduces these liabilities and recognizes revenue as development progresses and the related performance obligations are completed. The Company recognized $4.0 million of lot sales and other revenue during the year ended December 31, 2022 related to the deferred revenue balance as of December 31, 2021. As of December 31, 2022 the Company had no deferred revenue.
Warranty—Estimated future direct warranty reserve and general liability costs are accrued and charged to cost of sales in the period when the related homebuilding revenues are recognized. Changes in the Company’s warranty reserve and general liability are detailed in the table below:

	December 31,
	2022	2021
	(dollars in thousands)
Beginning warranty reserve and general liability	$15,692	$11,730
Adjustments (1)	18,018	—
Provision (2)	16,114	6,013
Payments	(3,167)	(2,051)
Ending warranty reserve and general liability	$46,657	$15,692
(1)    In accordance with ASC 210, Balance Sheet, the Company presented warranty reserve and general liability on a gross basis within the consolidated balance sheet as of December 31, 2022, and presented anticipated insurance recoveries within other assets. Previously, the Company presented the warranty reserve and general liability within accrued expenses and other liabilities, net of anticipated insurance recoveries. This resulted in an adjustment of $18.0 million to beginning warranty reserve and general liability on January 1, 2022 with a corresponding increase in warranty and general liability insurance receivables.
(2)    The provision amount for the year ended December 31, 2022 includes $3.8 million associated with Hanover, which we acquired on January 18, 2022.

Landsea Homes Corp. | 2022 Form 10-K | F-23

Landsea Homes Corporation
Notes to Consolidated Financial Statements

 10.    Notes and Other Debts Payable, net
Amounts outstanding under notes and other debts payable, net consist of the following:

	December 31,
	2022	2021
	(dollars in thousands)
Construction loans	$—	$82,617
Line of credit facilities	514,300	390,300
Notes and other debts payable	514,300	472,917
Deferred loan costs	(8,878)	(11,800)
Notes and other debts payable, net	$505,422	$461,117
On October 6, 2021, the Company entered into a line of credit agreement (the “Credit Agreement”). The Credit Agreement provides for a senior unsecured borrowing of up to $675.0 million as of December 31, 2022. The Company may increase the borrowing capacity up to $850.0 million, under certain conditions. Borrowings under the Credit Agreement bear interest at SOFR plus 3.35% or Prime Rate (as defined by the Credit Agreement) plus 2.75%. The interest rate includes a floor of 3.85%. The Credit Agreement was modified three times in 2022, which resulted in an increase in the borrowing commitment from $585.0 million to $675.0 million, the replacement of LIBOR with SOFR as an index rate, and an extension of the maturity date to October 2025. As of December 31, 2022, the interest rate on the loan was 7.53%. The Credit Agreement matures in October 2025.
In addition, the Company previously had one project-specific construction loan. In April 2022, the construction loan was repaid in full with proceeds from borrowings under the Credit Agreement. In connection with this payoff, the Company incurred $2.5 million of debt extinguishment fees which are included in other (expense) income, net, in the consolidated statements of operations.
The Company received a Paycheck Protection Program (“PPP”) loan during the second quarter of 2020 in the amount of $4.3 million, and received a notice of forgiveness of the PPP loan in June 2021. The forgiveness was recorded as other income in the consolidated statements of operations.
The Credit Agreement contains certain financial covenants, such as requirements for the Company to maintain a minimum liquidity balance, minimum tangible net worth, and leverage and interest coverage ratios. As of December 31, 2022, the Company was in compliance with all financial covenants.
The aggregate maturities of the principal balances of the notes and other debts payable subsequent to December 31, 2022 are as follows (dollars in thousands):

2023	$—
2024	—
2025	514,300
Thereafter	—
$514,300
 11.    Commitments and Contingencies
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

Landsea Homes Corp. | 2022 Form 10-K | F-24

Landsea Homes Corporation
Notes to Consolidated Financial Statements

outcome of the insurers’ claims against the Company. In addition, the Company is unable to estimate the amount or outcome of its recovery actions against relevant third parties.
Performance Obligations—In the ordinary course of business, and as part of the entitlement and development process, the Company’s subsidiaries are required to provide performance bonds to assure completion of certain public facilities. The Company had $114.9 million and $94.7 million of performance bonds outstanding at December 31, 2022 and 2021, respectively.
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
As of December 31, 2022, the Company had total deposits of $98.4 million, of which $0.8 million are refundable, related to contracts to purchase land and lots with a total remaining purchase price of approximately $620.2 million, net of deposits. The majority of land and lots under contract are currently expected to be purchased within the next four years.
Operating Leases—The Company primarily enters into operating leases for the right to use office space, model homes, and computer and office equipment, which have remaining lease terms that range from 1 to 8 years and often include one or more options to renew. During the year ended December 2021, the Company sold model homes and immediately leased these models back for up to two years. Certain of these model homes were not complete at the time of sale. All of the leases from the sale-leasebacks are accounted for as operating leases and are reflected as part of the Company’s right-of-use assets and lease liabilities in the accompanying consolidated balance sheets. Certain of these sales were to a related party; refer to Note 12 – Related Party Transactions for further detail. The weighted average remaining lease term as of December 31, 2022 and 2021 was 5.7 years and 4.1 years, respectively. Renewal terms are included in the lease term when it is reasonably certain the option will be exercised.
The Company established a right-of-use asset and a lease liability based on the present value of future minimum lease payments at the commencement date of the lease or, if subsequently modified, the date of modification for active leases. As the rate implicit in each lease is not readily determinable, the Company’s incremental borrowing rate is used in determining the present value of future minimum payments as of the commencement date. The weighted average rate as of December 31, 2022 and 2021 was 4.6% and 3.8%, respectively. Lease components and non-lease components are accounted for as a single lease component. As of December 31, 2022, the Company had $15.6 million and $16.4 million recognized as a right-of-use asset and lease liability, respectively, which are presented on the consolidated balance sheets within other assets and accrued expenses and other liabilities, respectively. As of December 31, 2021, the Company had $12.6 million and $13.2 million recognized as a right-of-use asset and lease liability, respectively.
Operating lease expense for the years ended December 31, 2022, 2021, and 2020 was $2.2 million, $1.9 million, and $2.0 million, respectively, and is included in general and administrative expense on the consolidated statements of operations.

Landsea Homes Corp. | 2022 Form 10-K | F-25

Landsea Homes Corporation
Notes to Consolidated Financial Statements

Future minimum payments under the noncancelable operating leases in effect at December 31, 2022 were as follows (dollars in thousands):

2023	$4,277
2024	3,511
2025	2,577
2026	2,310
2027	2,090
Thereafter	4,317
Total lease payments	19,082
Less: Discount	(2,654)
Present value of lease liabilities	$16,428
 12.    Related Party Transactions

Following the Merger, the Company continues to pay for certain costs on behalf of its former parent and current majority shareholder. The Company records a due from affiliate balance for all such payments. As of December 31, 2022 and 2021, the Company had a net receivable due from affiliates of $2.9 million and $2.1 million, respectively.
During the year ended December 31, 2022, the Company sold one home to an officer of the Company and one home to a family member of a significant shareholder of the Company. The Company recognized home sales revenue of $4.0 million and cost of sales of $3.5 million from these transactions.
In June 2022, the Company entered into two transactions with its majority shareholder, Landsea Holdings. On June 1, 2022, the Board of Directors authorized the Company to buy back 4.4 million shares of common stock held by Landsea Holdings. The Company paid $30.0 million at a price of $6.82 per share, a discount of 5% compared to the closing price on May 31, 2022 of $7.18. Additionally, the Company repurchased all 5.5 million outstanding Private Placement Warrants, of which Landsea Holdings held 2.2 million. The Company paid Landsea Holdings $6.6 million at $3.00 per Private Placement Warrant. In addition, 2.8 million of the repurchased Private Placement Warrants were held by Level Field Capital, LLC, a related party that is controlled by a member of the Company’s Board of Directors. The Company paid Level Field Capital, LLC $8.4 million at $3.00 per Private Placement Warrant. The Company’s common stock and Warrants are discussed further in Note 17 – Stockholders’ Equity.
In June 2022, Landsea Capital Fund, who is under common control with the Company, contributed $55.0 million to the LCF JV. The LCF JV, which is consolidated by the Company, used these proceeds to purchase undeveloped land from the Company. The Company distributed $4.0 million to Landsea Capital Fund during the year ended December 31, 2022. All intercompany transactions between the Company and the LCF JV have been eliminated upon consolidation.

In December 2021, the Company sold model homes to a related party for total consideration of $15.2 million. Construction of certain of these model homes was not complete at the time of sale. The Company recognized lot sales and other revenue of $1.2 million and $3.2 million during the years ended December 31, 2022 and 2021, respectively, related to the model homes still under construction on the date of sale. Corresponding lot and other cost of sales of $1.3 million and $3.0 million was also recognized during the same periods, respectively. The Company recognized home sales revenue of $10.8 million and corresponding home cost of sales of $8.8 million during the year ended December 31, 2021 related to the completed model homes on the date of sale. No home sales revenue or corresponding home cost of sales was recognized on these model homes during the year ended December 31, 2022. As part of this transaction, the Company leased back these models. The total amount of rent payments made during the year ended December 31, 2022 is $0.8 million. No rent payments were made during the year ended December 31, 2021. The right-of-use asset and lease liability balances associated with these leases is $1.3 million and $1.3 million, respectively, as of December 31, 2022 and $2.0 million and $2.0 million, respectively, as of December 31, 2021.

Landsea Homes Corp. | 2022 Form 10-K | F-26

Landsea Homes Corporation
Notes to Consolidated Financial Statements

In July 2021, the Company entered into a landbank agreement for a project in its California segment with a related party. The Company will make regular payments to the related party based on an annualized rate of 7% of the undeveloped land costs while the land is developed and may purchase, at the Company’s discretion, the lots at a predetermined price of $28.9 million. The total amount of interest payments made during the years ended December 31, 2022 and 2021 was $1.0 million and $0.4 million, respectively. During the year ended December 31, 2022, payments of $11.4 million have been made to purchase developed lots from the related party. No payments were made to purchase developed lots from the related party during the year ended December 31, 2021.
In connection with the Merger, we transferred a deferred tax asset (“DTA”) to Landsea Holdings, the majority shareholder, of $12.1 million. The DTA represented the deferred tax on interest expensed through cost of sales from a related party loan that remained with Landsea Holdings after the Merger.
Prior to the Merger, the Company incurred and capitalized interest to real estate inventories from a loan that Landsea Holdings entered into with a related party. Subsequent to the Merger, the Company no longer capitalizes interest from this related party transaction because the loan remained the obligation of Landsea Holdings and the Company no longer has any obligation associated with that loan. The previously capitalized amount is included in cost of sales as the related inventories are delivered. Refer to Note 6 – Capitalized Interest for more information.
Total capitalized interest from related party transactions included in real estate inventories on the consolidated balance sheets was $3.0 million and $7.5 million as of December 31, 2022 and 2021, respectively.
 13.    Income Taxes
The provision (benefit) for income taxes are as follows:

	Year Ended December 31,
	2022	2021	2020
	(dollars in thousands)
Current:
Federal	$22,350	$11,507	$833
State	9,350	5,314	1,104
Current tax provision	31,700	16,821	1,937

Deferred:
Federal	(4,681)	(2,425)	(3,602)
State	(1,619)	(401)	(1,416)
Deferred tax benefit	(6,300)	(2,826)	(5,018)

Total income tax provision (benefit), net	$25,400	$13,995	$(3,081)

Landsea Homes Corp. | 2022 Form 10-K | F-27

Landsea Homes Corporation
Notes to Consolidated Financial Statements

The provision (benefit) for income taxes varies from the U.S. federal statutory rate. The following reconciliation shows the significant differences in the tax at statutory and effective rates:

	Year Ended December 31,
	2022	2021	2020
Federal income tax expense	21.0%	21.0%	21.0%
State income tax expense, net of federal tax effect	6.4	5.6	5.7
162(m) limitation	1.0	(1.3)	—
PPP loan	—	1.8	—
Fair market value of warrant	1.5	(0.7)	—
Noncontrolling interest	(0.5)	—	—
Energy efficient home credits	(3.6)	(6.2)	5.6
Other permanent differences	—	0.1	(0.3)
Return to provision adjustment	(0.7)	0.4	(3.5)
Rate change	(0.1)	0.1	(3.2)
Change of valuation allowance	(0.1)	0.2	—
Other	0.2	—	—
Effective tax rate	25.1%	21.0%	25.3%
The difference between the statutory tax rate and the effective tax rate for the year ended December 31, 2022 is primarily related to state income taxes, net of federal income tax benefits, limitations related to officers’ compensation under Section 162(m), and the fair value of adjustment of warrants, offset by the energy efficient home credits. The difference between the statutory tax rate and the effective tax rate for the year ended December 31, 2021 is primarily related to state income taxes, net of federal income tax benefits, offset by the energy efficient home credits. The energy efficient home credits are a decrease to income tax expense in 2022 and 2021 compared to an increase to the Company’s income tax benefit in 2020. The difference between the statutory tax rate and the effective tax rate for the year ended December 31, 2020 is primarily related to state income taxes net of federal income tax benefits, limitations related to section 162(m), the forgiveness of the PPP loan, and the energy efficient home credits.
At December 31, 2022, 2021 and 2020, the Company did not have any gross uncertain tax positions or unrecognized tax benefits, and did not require an accrual for interest or penalties. The Company files income tax returns in the U.S. federal jurisdiction and in the states of Arizona, California, Florida, Massachusetts, New Jersey, New York, Pennsylvania, and Texas.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of

Landsea Homes Corp. | 2022 Form 10-K | F-28

Landsea Homes Corporation
Notes to Consolidated Financial Statements

significant temporary differences that give rise to the deferred tax assets, net of deferred tax liabilities, are as follows:

	December 31,
	2022	2021
	(dollars in thousands)
Deferred tax assets
Accrued expenses	$14,279	$3,764
Lease liability	4,384	3,479
State tax liability	1,963	1,118
Net operating loss and credit carryforward	—	87
Stock compensation	1,009	905
UNICAP	4,489	1,677
Goodwill and intangibles	331	606
Basis difference in investments	499	108
Deferred tax asset	26,954	11,744
Less: Valuation allowance	—	(128)
Deferred tax asset, net	26,954	11,616

Deferred tax liabilities
Right-of-use asset	(4,160)	(3,321)
Basis difference in fixed assets and intangible assets	(1,990)	(1,025)
Warranty receivables	(7,235)	—
Deferred tax liability	(13,385)	(4,346)

Net deferred tax asset	$13,569	$7,270
Based on the Company’s policy on deferred tax valuation allowances as discussed in Note 2 – Summary of Significant Accounting Policies and its analysis of positive and negative evidence, management believed that there was enough evidence, including cumulative income over the past three years, for the Company to conclude that it was more likely than not that it would realize all of its deferred tax assets as of December 31, 2022.
At December 31, 2022, the Company did not have any federal or state NOL carryforwards.
The statute of limitations is three years for federal income tax purposes and four years for state income tax purposes. The Company’s federal tax returns for years 2019 through 2021 and state tax returns for years 2018 through 2021 are subject to examination under statute.
The Inflation Reduction Act (“IRA”) of 2022 was enacted into law on August 16, 2022. The IRA introduces a 15% corporate alternative minimum tax on average annual adjusted financial statement income for applicable corporations, and a 1% excise tax on stock repurchases made by publicly traded US corporations after December 31, 2022. The IRA also retroactively extends the federal tax credit for building new energy efficient homes for homes delivered from January 1, 2022 through December 31, 2032. The federal energy tax credits were recognized for the year ended December 31, 2022. There were no other material effects of the IRA on the Company’s consolidated financial statements.
Prior to 2021, the Company historically reported income taxes on the consolidated income tax returns of Landsea Holdings since it was a wholly owned subsidiary of Landsea Holdings. Subsequent to the Merger, the Company now files standalone income tax returns. The income tax provision and related balances in these consolidated financial statements have been calculated as if the Company filed a separate tax return for all periods, including 2020. Therefore, cash tax payments and items of current and deferred taxes may not be reflective of the Company’s actual tax balances during that period.

Landsea Homes Corp. | 2022 Form 10-K | F-29

Landsea Homes Corporation
Notes to Consolidated Financial Statements

 14.     Segment Reporting

The Company is engaged in the acquisition, development, and sale of homes and lots in multiple states across the country. The Company is managed by geographic location and each of the five geographic regions targets a wide range of buyer profiles including: first-time, move-up, and luxury homebuyers.

Management of the five geographic regions report to the Company’s chief operating decision makers (“CODMs”), the Chief Executive Officer and Chief Operating Officer of the Company. The CODMs review the results of operations, including total revenue and pretax income (loss) to assess profitability and to allocate resources. Accordingly, the Company has presented its operations for the following five reportable segments:

•Arizona
•California
•Florida
•Metro New York
•Texas
The Company has also identified the Corporate operations as a non-operating segment, as it serves to support the homebuilding operations through functional departments such as executive, finance, treasury, human resources, accounting, and legal. The majority of the corporate personnel and resources are primarily dedicated to activities relating to operations and are allocated based on each segment’s respective percentage of assets, revenue, and dedicated personnel.

The following table summarizes total revenue and pretax income (loss) by segment:

	Year Ended December 31,
	2022	2021	2020
	(dollars in thousands)
Revenue
Arizona	$317,160	$340,767	$320,691
California	503,832	557,182	413,917
Florida	474,779	93,632	—
Metro New York (1)	111,423	—	—
Texas	39,255	31,723	—
Total	$1,446,449	$1,023,304	$734,608

Pretax income (loss)
Arizona	$18,232	$25,681	$9,325
California	94,213	61,073	10,131
Florida	20,798	(492)	—
Metro New York (1)	(520)	(2,154)	(19,764)
Texas	(158)	(439)	—
Corporate	(31,500)	(16,939)	(11,857)
Total	$101,065	$66,730	$(12,165)
(1)    The Metro New York reportable segment did not generate any revenue during the years ended December 31, 2021 and 2020. Included in pretax loss is $1.3 million of income and $16.4 million loss from unconsolidated joint ventures for the years ended December 31, 2021 and 2020, respectively.

Landsea Homes Corp. | 2022 Form 10-K | F-30

Landsea Homes Corporation
Notes to Consolidated Financial Statements

The following table summarizes total assets by segment:

	December 31,
	2022	2021
	(dollars in thousands)
Assets
Arizona	$357,788	$360,598
California	513,549	400,292
Florida	422,045	102,158
Metro New York	45,277	124,962
Texas	26,923	35,984
Corporate	74,914	241,520
Total	$1,440,496	$1,265,514

Included in the Corporate segment assets is cash and cash equivalents of $40.3 million and $218.4 million as of December 31, 2022 and 2021, respectively.

As of December 31, 2022, goodwill of $47.9 million and $20.7 million was allocated to the Florida and Arizona segments, respectively. As of December 31, 2021, $3.8 million and $20.7 million was allocated to the Florida and Arizona segments, respectively.

 15.     Fair Value

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

The following table presents carrying values and estimated fair values of financial instruments:

		December 31, 2022		December 31, 2021
	Hierarchy	Carrying	Fair Value	Carrying	Fair Value
	(dollars in thousands)
Liabilities:
Construction loans (1)(2)	Level 2	$—	$—	$82,617	$82,617
Line of credit facilities (1)	Level 2	$514,300	$514,300	$390,300	$390,300
Warrant liability	Level 3	$—	$—	$9,185	$9,185
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

Landsea Homes Corp. | 2022 Form 10-K | F-31

Landsea Homes Corporation
Notes to Consolidated Financial Statements

Non-financial assets such as real estate inventories and goodwill are measured at fair value on a nonrecurring basis using a discounted cash flow approach with Level 3 inputs within the fair value hierarchy. This measurement is performed when events and circumstances indicate the asset’s carrying value is not fully recoverable. During the years ended December 31, 2022 and 2021, we determined that none of the Company’s real estate inventories or goodwill required impairment.

Prior to being purchased by the Company in June 2022, the Private Placement Warrants were historically measured at fair value on a recurring basis using a Black-Scholes option pricing model. The significant unobservable input as of December 31, 2021 was the volatility rate implied from the Company’s public warrants, which were exchanged on an open market, of 45.5%.

The following table reconciles the beginning and ending balances for the Level 3 recurring fair value measurements during the periods presented:

	December 31,
	2022	2021
	(dollars in thousands)
Warrant liability
Beginning balance (1)	$9,185	$11,275
Changes in fair value	7,315	(2,090)
Repurchases of warrants	(16,500)	—
Ending balance	$—	$9,185
(1)     The beginning balance for the year ended December 31, 2021 represents the balance as of January 7, 2021, the Closing Date of the Merger.

 16. Stock-Based Compensation
The Company adopted the Landsea Homes Corporation 2020 Stock Incentive Plan (the “Plan”) which provides for the grant of options, stock appreciation rights, restricted stock units (“RSUs”), and restricted stock, any of which may be performance-based, as determined by the Company’s Compensation Committee. The Company reserved a total of 6.0 million shares of common stock for issuance under the Plan. As of December 31, 2022, approximately 3.4 million shares of common stock remained available for issuance under the Plan.

In 2021, the Company granted long term performance share unit awards (“PSUs”) to certain executives under the Plan. The PSUs are earned based upon the Company’s performance over three years, measured by adjusted earnings per share (“EPS”) over fiscal years 2021, 2022 and 2023. Each award is conditioned upon the Company achieving adjusted EPS targets over these performance periods. Target awards of 100% will be earned if the Company’s adjusted EPS meets set thresholds in each of the performance periods. If adjusted EPS is below or above the target thresholds by defined amounts, an award may still be earned in a range between 50%-200% of the target.

In 2022, the Company granted long term performance share unit awards (“PSUs”) to certain executives under the Plan. The PSUs are earned based upon the Company’s performance over three years, measured by cumulative revenue and return on equity (“ROE”) over fiscal years 2023-2025, and in some cases, 2023-2027. Each award is conditioned upon the Company achieving cumulative revenue and ROE targets over these performance periods. Target awards of 100% will be earned if the Company’s cumulative revenue and ROE meet set thresholds in each of the performance periods. If cumulative revenue and ROE is below or above the target thresholds by defined amounts, an award may still be earned in a range between 50%-400% of the target with amounts greater than 200% of the target paid in cash.

Landsea Homes Corp. | 2022 Form 10-K | F-32

Landsea Homes Corporation
Notes to Consolidated Financial Statements

The following table presents a summary of the Company’s nonvested PSUs and RSUs as of December 31, 2022 and 2021 and changes during the years then ended:

	Year Ended December 31,
	2022		2021
	Awards	Weighted Average Grant Date Fair Value	Awards	Weighted Average Grant Date Fair Value
	(in thousands, except fair value amounts)
Outstanding, beginning of the year	768	$9.43	—	$—
Granted	1,135	8.48	886	9.45
Vested	(278)	9.19	(118)	9.55
Forfeited	—	—	—	—
Outstanding, end of the year	1,625	$8.82	768	$9.43

Most awards vest ratably over three to five years; however, some have been granted with different vesting schedules. The Company records actual forfeitures related to unvested awards upon employee terminations.

The following table presents a summary of the Company’s stock options activity for the year ended December 31, 2022:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Options outstanding at December 31, 2021	—	$—
Granted	744	8.82
Exercised	—	—
Forfeited	(60)	8.83
Options outstanding at December 31, 2022(1)	684	$8.82	8.06	$—
Options exercisable at December 31, 2022	—	$—	—	$—
(1)    As of December 31, 2022, the stock options were out-of-the-money, as the exercise price of the stock options exceeded the average market price of the Company’s common stock.

Stock-based compensation expense totaled $3.6 million and $5.8 million during the years ended December 31, 2022 and 2021, respectively, and is included in general and administrative expenses on the consolidated statements of operations. The Company did not grant any RSUs or PSUs and did not recognize any stock-based compensation expense during the year ended December 31, 2020.

The following table presents a summary of the Company’s outstanding RSUs and PSUs, assuming the current estimated level of performance achievement (in thousands, except years):

December 31, 2022
(in thousands, except years)
Unvested units	1,625
Remaining cost on unvested units	$3,775
Remaining vesting period	4.00 years

Stock-based compensation expense associated with the outstanding RSUs and PSUs is measured using the grant date fair value which is based on the closing price as of the grant date. The expense associated with the PSUs also incorporates the estimated achievement of the established performance criteria at the end of each reporting period until the performance period ends.

Landsea Homes Corp. | 2022 Form 10-K | F-33

Landsea Homes Corporation
Notes to Consolidated Financial Statements

During 2018, Landsea Holdings created a long-term incentive compensation program to enable key employees to participate in the Company’s future growth through the issuance of phantom equity awards. In connection with the Merger, all of the phantom equity awards vested and were either paid out in cash or were converted to stock of Landsea Homes and the program was terminated. The Company recorded $2.7 million in general and administrative expenses during the year ended December 31, 2021 related to the accelerated vesting of the phantom awards. The Company paid cash of $2.9 million for the phantom stock awards and granted 0.2 million shares with a grant date value of $1.9 million at the time of the Merger.

 17. Stockholders’ Equity

The Company’s authorized capital stock consists of 500.0 million shares of common stock with a par value of $0.0001 per share, and 50.0 million shares of preferred stock with a par value of $0.0001 per share. As of December 31, 2022, there were 42.1 million shares of common stock issued and $40.9 million outstanding, and no shares of preferred stock outstanding.

On January 7, 2021, the Merger was consummated pursuant to the Merger Agreement. Prior to the Merger, LF Capital was authorized to issue, and had outstanding, two classes of common shares, Class A common stock and Class B common stock. Upon the consummation of the Merger, all issued and outstanding shares of Class B common stock converted to shares of Class A. Public stockholders were offered the opportunity to redeem, upon closing of the Merger, shares of Class A common stock for cash. All outstanding shares of common stock are validly issued, fully paid and nonassessable. Following the Merger, the Company’s equity was retroactively adjusted to reflect the 32.6 million shares of common stock issued to Landsea Holdings.

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

In April 2022, the Board of Directors authorized an extension of the stock repurchase program and an additional $10.0 million of capacity to repurchase common stock, which expired December 31, 2022. During the year ended December 31, 2022 the Company repurchased 65,775 shares of common stock for $0.3 million and the remaining authorization of $9.7 million expired unused as of December 31, 2022.

In May 2022, the Board of Directors authorized a repurchase of 4,398,826 shares of common stock directly from the Company’s majority shareholder for $30.0 million, or a price of $6.82 per share. The Company consummated this repurchase and retired the shares in June 2022. Refer to Note 12 – Related Party Transactions for additional information.

Subsequent to December 31, 2022, in March 2023, the Board of Directors authorized an extension of our stock repurchase program for the repurchase of $10.0 million worth of common stock which expires December 31, 2023.

As of December 31, 2022 there were 15,525,000 outstanding Warrants, consisting entirely of public warrants. At the time of the Merger, the Warrant Agreement was amended so that each public warrant is exercisable at $1.15 into one tenth share of common stock. As part of the amendment, each holder of the public warrants received $1.85 per warrant for a total of $28.7 million paid by the Company upon closing of the Merger. The Warrants will expire five years after the completion of the Merger or earlier upon redemption or liquidation.

Landsea Homes Corp. | 2022 Form 10-K | F-34

Landsea Homes Corporation
Notes to Consolidated Financial Statements

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

The exercise price and number of common shares issuable upon exercise of the Warrants may be adjusted in certain circumstances including in the event of a share dividend, or recapitalization, reorganization, merger or consolidation. However, the Warrants will not be adjusted for issuance of common shares at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the Warrants’ shares. Accordingly, the Warrants may expire worthless.

In June 2022, the Company repurchased all 5.5 million outstanding Private Placement Warrants, which were exercisable at $11.50 into one share of common stock. The Company paid $16.5 million, or $3.00 per warrant, to repurchase all of the outstanding Private Placement Warrants. This amount included $6.6 million for the repurchase of 2.2 million of the Private Placement Warrants that were held by the Company’s majority shareholder, Landsea Holdings, and $8.4 million to Level Field Capital, LLC, a related party, for the repurchase of 2.8 million Private Placement Warrants. Refer to Note 12 – Related Party Transactions for additional information. The loss recognized on the repurchase of the Private Placement Warrants is recorded as loss on remeasurement of warrant liability on the Company’s consolidated statements of operations.

 18. Earnings Per Share

The following table sets forth the computation of basic and diluted EPS for the years presented:

	Year Ended December 31,
	2022	2021	2020
	(in thousands, except share and per share amounts)
Numerator
Net income (loss) attributable to Landsea Homes Corporation	$73,551	$52,786	$(8,951)
Less: undistributed earnings allocated to participating shares	(1,706)	(1,161)	—
Net income (loss) attributable to common stockholders	$71,845	$51,625	$(8,951)

Denominator
Weighted average common shares outstanding - basic	43,052,696	46,193,166	32,557,303
Adjustment for weighted average participating shares outstanding	(1,000,000)	(994,444)	—
Adjusted weighted average common shares outstanding under two class method - basic	42,052,696	45,198,722	32,557,303
Dilutive effect of share-based awards	146,766	51,996	—
Adjusted weighted average common shares outstanding under two class method - diluted	42,199,462	45,250,718	32,557,303

Earnings (loss) per share
Basic	$1.71	$1.14	$(0.27)
Diluted	$1.70	$1.14	$(0.27)

Landsea Homes Corp. | 2022 Form 10-K | F-35

Landsea Homes Corporation
Notes to Consolidated Financial Statements

The Company excluded 2.1 million common stock equivalents from diluted EPS related to antidilutive warrants, options, and share-based awards during the year ended December 31, 2022. The Company excluded 7.1 million common stock equivalents from diluted EPS during the year ended December 31, 2021.

 19.    Supplemental Disclosures of Cash Flow Information
The following table presents certain supplemental cash flow information:

	Year Ended December 31,
	2022	2021	2020
	(dollars in thousands)
Supplemental disclosures of cash flow information
Interest paid, net of amounts capitalized	$—	$32	$15
Income taxes paid	$40,367	$7,575	$7,309

Supplemental disclosures of non-cash investing and financing activities
Transfer of deferred tax asset to Landsea Holdings	$—	$11,785	$—
Conversion of deferred offering costs to additional paid-in-capital	$—	$9,229	$—
Right-of-use assets obtained in exchange for operating lease liabilities for new or modified operating leases	$7,380	$6,688	$1,053
Distribution of real estate joint venture to Landsea Holdings, net of cash provided	$—	$—	$27,294
Business acquisition holdback	$—	$—	$2,000

Cash, cash equivalents, and restricted cash reconciliation
Cash and cash equivalents	$123,634	$342,810	$105,778
Restricted cash	—	443	4,270
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$123,634	$343,253	$110,048

Landsea Homes Corp. | 2022 Form 10-K | F-36

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

As previously reported on our Current Report on Form 8-K, dated June 3, 2022, upon the approval of the Audit Committee of our Board of Directors, PricewaterhouseCoopers LLP was dismissed as our independent registered public accounting firm, and Deloitte & Touche LLP was engaged as our independent registered public accounting firm effective June 3, 2022.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Management, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2022 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Based upon SEC staff guidance, an assessment of internal controls over financial reporting of a recently acquired business may be excluded from management's evaluation of disclosure controls and procedures for up to a year from the date of acquisition. We excluded Hanover Family Builders from our assessment of disclosure controls and procedures as of December 31, 2022 because it was acquired by the Company in a purchase business combination during the first quarter of 2022. The elements of the acquired business’ internal controls over financial reporting that have been excluded represent 22% of our total assets as of December 31, 2022 and 23% of our total revenue for the full year ended December 31, 2022.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

Management’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management, including our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

Deloitte & Touche LLP, our independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, as stated in their report, which appears below within this Annual Report on Form 10-K.
Landsea Homes Corp. | 2022 Form 10-K | 62

Remediation of Previously Reported Material Weaknesses in Internal Control over Financial Reporting

Management has completed the testing of design and operating effectiveness of the new and enhanced controls related to the following previously reported material weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management considers the material weakness remediated:

Control Environment

•We did not design and maintain an effective control environment commensurate with our financial reporting requirements. Specifically, we lacked a sufficient complement of resources with (i) an appropriate level of accounting and information technology knowledge, experience and training to appropriately analyze, record and disclose accounting matters timely and accurately and (ii) an appropriate level of knowledge and experience to establish effective processes and controls. This material weakness did not result in any adjustments to the consolidated financial statements or disclosures. This material weakness contributed to the following additional material weakness:

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

To address the material weakness, noted above, the Company has taken the following measures:

•Completed a comprehensive review and update of our accounting policies, process descriptions, and control activities.

•Enhanced controls around the validation of completeness and accuracy of source data, sufficient precision of management’s review, validation of assumptions with third party support for reasonableness, and consistency of documentation to demonstrate operating effectiveness of control activities.

•Hired a Chief Accounting Officer and increased accounting resources to ensure sufficient staffing to conduct enhanced financial reporting procedures and to continue remediation efforts.

•Established regular working group meetings, with appropriate oversight by management to strengthen accountability for performance of internal control over financial reporting responsibilities and prioritization of corrective actions.

•Provided training over Sarbanes-Oxley regulations and the Company’s internal control over financial reporting program for division and corporate personnel that take part and assist in the execution of the program.

Changes in Internal Control over Financial Reporting

Other than the changes described above, there has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Landsea Homes Corp. | 2022 Form 10-K | 63

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Landsea Homes Corporation

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Landsea Homes Corporation and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated March 9, 2023, expressed an unqualified opinion on those financial statements.
As described in Management’s Annual Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Hanover Family Builders, LLC, which was acquired on January 18, 2022, and whose financial statements constitute 22% of the Company’s total assets and 23% of the Company’s total revenue as of and for the year ended December 31, 2022. Accordingly, our audit did not include the internal control over financial reporting at Hanover Family Builders, LLC.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Landsea Homes Corp. | 2022 Form 10-K | 64

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Deloitte & Touche LLP
Costa Mesa, California
March 9, 2022
Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.
Landsea Homes Corp. | 2022 Form 10-K | 65

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required in response to this Item has been omitted and will be incorporated herein by reference, when filed, to the corresponding information contained in our proxy statement for the 2023 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report pursuant to Regulation 14A under the Exchange Act (the “Proxy Statement”). Please see the Table of Contents to the Proxy Statement.

Item 11. Executive Compensation

Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, to the corresponding information contained in our Proxy Statement. Please see the Table of Contents to the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, to the corresponding information contained in our Proxy Statement. Please see the Table of Contents to the Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, to the corresponding information contained in our Proxy Statement. Please see the Table of Contents to the Proxy Statement.

Item 14. Principal Accountant Fees and Services

Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, to the corresponding information contained in our Proxy Statement. Please see the Table of Contents to the Proxy Statement.
Landsea Homes Corp. | 2022 Form 10-K | 66

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this Annual Report:

1. Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm (PCAOB ID: 34)

Balance Sheets as of December 31, 2022 and 2021

Statements of Operations for the years ended December 31, 2022, 2021, and 2020

Statements of Equity for the years ended December 31, 2022, 2021, and 2020

Statements of Cash Flows for the years ended December 31, 2022, 2021, and 2020

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

Landsea Homes Corp. | 2022 Form 10-K | 67

4.5*	Description of the Registrant’s Securities
10.1
Stockholder’s Agreement, by and between Landsea Homes Corporation and Landsea Holdings Corporation, dated January 7, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 13, 2021)

10.2
First Amendment to the Stockholder’s Agreement, dated December 21, 2021, by and between Landsea Homes Corporation and Landsea Holdings Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 27, 2021)

10.3
Second Amendment to the Stockholder’s Agreement, dated April 25, 2022, by and between Landsea Homes Corporation and Landsea Holdings Corporation (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 26, 2022)

10.4
Trademark License Agreement, by and among Landsea Homes Corporation and certain of its subsidiaries set forth on Exhibit A thereto and Landsea Group Co., Ltd., dated January 7, 2021 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on January 13, 2021)

10.5
First Amendment, dated June 30, 2022, to Trademark License Agreement, by and among Landsea Homes Corporation, on behalf of itself and certain of its subsidiaries set forth on Exhibit A thereto and Landsea Group Co., Ltd., dated January 7, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2022)

10.6
Credit Agreement, dated October 6, 2021, by and among Landsea Homes Corporation, as borrower, Western Alliance Bank as administrative agent, Western Alliance Bank and BofA Securities, Inc., as joint lead arrangers and joint bookrunners, and the lender parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 7, 2021)

10.7
First Amendment Agreement, dated November 30, 2021, by and among Landsea Homes Corporation, as borrower, the subsidiaries of Landsea Homes Corporation party thereto, Western Alliance Bank as administrative agent, Western Alliance Bank, and the lender parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 2, 2021)

10.8
Second Amendment Agreement, effective as of December 31, 2021, by and among Landsea Homes Corporation, as borrower, the other loan parties party thereto, Western Alliance Bank as administrative agent, and the lender parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 20, 2022)

10.9
Third Amendment Agreement, dated April 13, 2022, by and among Landsea Homes Corporation, as borrower, the other loan parties party thereto, Western Alliance Bank as administrative agent, and the lender parties thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 20, 2022)

10.10
Fourth Amendment Agreement, dated June 30, 2022, by and among Landsea Homes Corporation, as borrower, the other loan parties party thereto, Western Alliance Bank as administrative agent, and the lender parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 5, 2022)

10.11
Fifth Amendment Agreement, dated September 30, 2022, by and among Landsea Homes Corporation, as borrower, the other loan parties party thereto, Western Alliance Bank as administrative agent, and the lender parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2022)

10.12
Sixth Amendment Agreement, dated December 29, 2022, by and among Landsea Homes Corporation, as borrower, the other loan parties party thereto, Western Alliance Bank as administrative agent, and the lender parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 3, 2023)

Landsea Homes Corp. | 2022 Form 10-K | 68

10.13+
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

10.14
Hanover Agreement, dated January 18, 2022, by and among Landsea Homes Corporation, Landsea Homes of Florida LLC, Hanover Land Company, LLC and the other seller parties thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 20, 2022).

10.15^
Letter Agreement, dated June 19, 2018, by and among the Company, each of its officers, directors, and Level Field Capital, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 25, 2018)

10.16^
Form of LF Capital Acquisition Corp. Director and Officer Indemnity Agreement, incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Company’s registration statement on Form S-1 filed with the SEC on June 13, 2018)

10.17^
Employment Agreement of John Ho, by and between Landsea Holdings Corporation and John Ho, dated August 31, 2020, and assigned to and assumed by Landsea Homes Corporation on January 7, 2021 (incorporated by reference to Annex O-1-1 to the Company’s Definitive Proxy Statement on Form DEF 14A filed with the SEC on November 23, 2020)

10.18^
Employment Agreement of Michael Forsum, by and between Landsea Holdings Corporation and Michael Forsum, dated August 31, 2020, and assigned to and assumed by Landsea Homes Corporation on January 7, 2021 (incorporated by reference to Annex O-2-1 to the Company’s Definitive Proxy Statement on Form DEF 14A filed with the SEC on November 23, 2020)

10.19^
Employment Agreement of Franco Tenerelli, by and between Landsea Holdings Corporation and Franco Tenerelli, dated August 31, 2020, and assigned to and assumed by Landsea Homes Corporation on January 7, 2021 (incorporated by reference to Annex O-3-1 to the Company’s Definitive Proxy Statement on Form DEF 14A filed with the SEC on November 23, 2020)

10.20^
Executive Employment Agreement by and between Christopher Porter and Landsea Homes Corporation, dated November 15, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 16, 2021)

10.21^
Form of Landsea Homes Corporation Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2021)

10.22^	Landsea Homes Corporation 2020 Stock Incentive Plan (incorporated by reference to Annex F to the Company’s Definitive Proxy Statement on Form DEF 14A filed with the SEC on November 23, 2020)
10.23^
Landsea Homes Corporation Executive Cash Incentive Plan, effective as of January 1, 2021. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2021)

10.24^
Form of Grant Notice for Restricted Stock Unit Award and Standard Terms and Conditions for Restricted Stock Units (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2021)

10.25^
Form of Grant Notice for Performance Share Unit Award and Standard Terms and Conditions for Performance Share Units (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2021)

10.26^	Form of Grant Notice for Restricted Stock Award (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2021)
Landsea Homes Corp. | 2022 Form 10-K | 69

10.27
Registration Rights Agreement, dated June 19, 2018, by and between the Company and Level Field Capital, LLC, James Erwin, Karen Wendel, Gregory P. Wilson, Multi-Strategy Master Fund Limited, BlackRock Credit Alpha Master Fund L.P and HC NCBR Fund (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 25, 2018)

10.28
Investor Representation Letter, dated January 7, 2021, by Landsea Holdings Corporation (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2021)

16.1
Letter from PricewaterhouseCoopers LLP dated June 7, 2022 to the Securities and Exchange Commission regarding change in certifying accountant (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 7, 2022)

21.1*	List of Subsidiaries
23.1*	Consent of Deloitte & Touche LLP
23.2*	Consent of PricewaterhouseCoopers LLP
31.1*	Certification of John Ho, Chief Executive Officer of Landsea Homes Corporation, pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934
31.2*	Certification of Chris Porter, Chief Financial Officer of Landsea Homes Corporation, pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934
32.1**	Certification of John Ho, Chief Executive Officer of Landsea Homes Corporation, pursuant to 18 U.S.C. Section 1350
32.2**	Certification of Chris Porter, Chief Financial Officer of Landsea Homes Corporation, pursuant to 18 U.S.C. Section 1350
101
The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL: (i) Balance Sheets as of December 31, 2022 and 2021; (ii) Statements of Operations for the years ended December 31, 2022, 2021, and 2020, (iii) Statements of Equity for the years ended December 31, 2022, 2021, and 2020; (iv) Statements of Cash Flows for the years ended December 31, 2022, 2021, and 2020 and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The Cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL (included as Exhibit 101).
* Filed herewith.
** Furnished herewith.
^ Management contract or compensatory plan or arrangement
+ Certain schedules to or portions of this Exhibit have been omitted in accordance with Item 601(b)(1) of Regulation S-K. The Company hereby agrees to furnish supplementally a copy of all omitted schedules to the SEC upon request.

Item 16. Form 10-K Summary

None.

Landsea Homes Corp. | 2022 Form 10-K | 70

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Landsea Homes Corporation

Date: March 9, 2023	By:	/s/ John Ho
John Ho
Chief Executive Officer
(Principal Executive Officer)

Date: March 9, 2023	By:	/s/ Chris Porter
Chris Porter
Chief Financial Officer
(Principal Financial Officer)

Landsea Homes Corp. | 2022 Form 10-K | 71

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ John Ho	Chief Executive Officer and Director	March 9, 2023
John Ho	(Principal Executive Officer)

/s/ Chris Porter	Chief Financial Officer	March 9, 2023
Chris Porter	(Principal Financial Officer)

/s/ Dilliana Stewart	Chief Accounting Officer and Senior Vice President of Accounting	March 9, 2023
Dilliana Stewart	(Principal Accounting Officer)

/s/ Ming Tian	Chairman of the Board	March 9, 2023
Ming Tian

/s/ Qin Zhou	Director	March 9, 2023
Qin Zhou

/s/ Bruce D. Frank	Director	March 9, 2023
Bruce D. Frank

/s/ Thomas Hartfield	Director	March 9, 2023
Thomas Hartfield

/s/ Robert S. Miller	Director	March 9, 2023
Robert S. Miller

/s/ Elias Farhat	Director	March 9, 2023
Elias Farhat

/s/ Mollie Fadule	Director	March 9, 2023
Mollie Fadule

/s/ Susan Lattmann	Director	March 9, 2023
Susan Lattmann
Landsea Homes Corp. | 2022 Form 10-K | 72