Form 10-Q
period 2023-03-31
Landsea Homes Corp
filed 2023-05-04
CIK 1721386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-38545
Landsea Homes Corporation
(Exact Name of Registrant as Specified in Its Charter)

Delaware	82-2196021
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

1717 McKinney Avenue, Suite 1000
Dallas, Texas	75202
(Address of Principal Executive Offices)	(Zip Code)
(949) 345-8080
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	LSEA	The Nasdaq Capital Market
Warrants exercisable for Common Stock	LSEAW	The Nasdaq Capital Market
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

As of May 1, 2023, 40,050,088 Class A common stock, par value $0.0001 per share, were outstanding.

Landsea Homes Corporation
Form 10-Q Index
For the Three Months Ended March 31, 2023

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Landsea Homes Corporation
Consolidated Balance Sheets - (Unaudited)
(in thousands, except share and per share amounts)

	March 31, 2023	December 31, 2022
Assets
Cash and cash equivalents	$136,785	$123,634
Cash held in escrow	2,760	17,101
Real estate inventories	1,080,877	1,093,369
Due from affiliates	4,051	3,744
Goodwill	68,639	68,639
Other assets	134,970	134,009
Total assets	$1,428,082	$1,440,496

Liabilities
Accounts payable	$62,473	$74,445
Accrued expenses and other liabilities	135,178	149,426
Due to affiliates	884	884
Notes and other debts payable, net	516,929	505,422
Total liabilities	715,464	730,177

Commitments and contingencies

Equity
Stockholders’ equity:
Preferred stock, $0.0001 par value, 50,000,000 shares authorized, none issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized, 41,245,809 issued and 40,019,283 outstanding as of March 31, 2023, 42,110,794 issued and 40,884,268 outstanding as of December 31, 2022	4	4
Additional paid-in capital	496,687	497,598
Retained earnings	161,566	158,348
Total stockholders’ equity	658,257	655,950
Noncontrolling interests	54,361	54,369
Total equity	712,618	710,319
Total liabilities and equity	$1,428,082	$1,440,496
See accompanying notes to the consolidated financial statements.

Landsea Homes Corp. | Q1 2023 Form 10-Q | 1

Landsea Homes Corporation
Consolidated Statements of Operations - (Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2023	2022
Revenue
Home sales	$240,625	$297,966
Lot sales and other	1,115	18,261
Total revenues	241,740	316,227

Cost of sales
Home sales	197,054	235,702
Lot sales and other	713	15,371
Total cost of sales	197,767	251,073

Gross margin
Home sales	43,571	62,264
Lot sales and other	402	2,890
Total gross margin	43,973	65,154

Sales and marketing expenses	16,408	19,148
General and administrative expenses	22,780	22,586
Total operating expenses	39,188	41,734

Income from operations	4,785	23,420

Other income, net	955	263
Loss on remeasurement of warrant liability	—	(5,555)
Pretax income	5,740	18,128

Provision for income taxes	1,617	5,067

Net income	4,123	13,061
Net income (loss) attributable to noncontrolling interests	905	(4)
Net income attributable to Landsea Homes Corporation	$3,218	$13,065

Income per share:
Basic	$0.08	$0.28
Diluted	$0.08	$0.28

Weighted average common shares outstanding:
Basic	39,997,699	45,347,369
Diluted	40,116,873	45,508,556
See accompanying notes to the consolidated financial statements.

Landsea Homes Corp. | Q1 2023 Form 10-Q | 2

Landsea Homes Corporation
Consolidated Statements of Equity - (Unaudited)
(in thousands, except shares)

	Common Stock
	Shares	Amount	Additional paid-in capital	Retained earnings	Noncontrolling interests	Total stockholders’ equity
Balance at December 31, 2022	40,884,268	$4	$497,598	$158,348	$54,369	$710,319
Shares issued under share-based awards	135,015	—	—	—	—	—
Cash paid for shares withheld for taxes	—	—	(550)	—	—	(550)
Stock-based compensation	—	—	(361)	—	—	(361)
Forfeiture and cancellation of Earnout Shares	(1,000,000)	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	(913)	(913)
Net income	—	—	—	3,218	905	4,123
Balance at March 31, 2023	40,019,283	$4	$496,687	$161,566	$54,361	$712,618

	Common Stock
	Shares	Amount	Additional paid-in capital	Retained earnings	Noncontrolling interests	Total stockholders’ equity
Balance at December 31, 2021	46,281,091	$5	$535,345	$84,797	$1,250	$621,397
Shares issued under share-based awards	204,065	—	—	—	—	—
Cash paid for shares withheld for taxes	—	—	(672)	—	—	(672)
Stock-based compensation expense	—	—	518	—	—	518
Repurchase of common stock	(437,828)	—	(3,824)	—	—	(3,824)
Net income (loss)	—	—	—	13,065	(4)	13,061
Balance at March 31, 2022	46,047,328	$5	$531,367	$97,862	$1,246	$630,480

See accompanying notes to the consolidated financial statements.

Landsea Homes Corp. | Q1 2023 Form 10-Q | 3

Landsea Homes Corporation
Consolidated Statements of Cash Flows - (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2023	2022
	(dollars in thousands)
Cash flows from operating activities:
Net income	$4,123	$13,061
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,418	1,623
Loss on remeasurement of warrant liability	—	5,555
Stock-based compensation	(361)	518
Abandoned project costs	115	90
Deferred taxes	580	(270)
Changes in operating assets and liabilities:
Cash held in escrow	14,341	(4,270)
Real estate inventories	13,184	(32,191)
Due from affiliates	(307)	(568)
Other assets	(2,232)	(16,151)
Accounts payable	(11,972)	(4,851)
Accrued expenses and other liabilities	(13,412)	5,313
Net cash provided by (used in) operating activities	5,477	(32,141)

Cash flows from investing activities:
Purchases of property and equipment	(1,563)	(1,521)
Distributions of capital from unconsolidated joint ventures	—	283
Payments for business acquisition, net of cash acquired	—	(260,330)
Net cash used in investing activities	(1,563)	(261,568)

Cash flows from financing activities:
Borrowings from notes and other debts payable	175,000	69,612
Repayments of notes and other debts payable	(164,300)	(37,715)
Cash paid for shares withheld for taxes	(550)	(672)
Repurchases of common stock	—	(3,824)
Distributions to noncontrolling interests	(913)	—
Debt issuance and extinguishment costs paid	—	(87)
Net cash provided by financing activities	9,237	27,314

Net increase (decrease) in cash, cash equivalents, and restricted cash	13,151	(266,395)
Cash, cash equivalents, and restricted cash at beginning of period	123,634	343,253
Cash, cash equivalents, and restricted cash at end of period	$136,785	$76,858
See accompanying notes to the consolidated financial statements.

Landsea Homes Corp. | Q1 2023 Form 10-Q | 4

Landsea Homes Corporation
Notes to the Consolidated Financial Statements - (unaudited)

 1.    Company and Summary of Significant Account Policies
Landsea Homes Corporation (together with its subsidiaries, “Landsea Homes” or the “Company”), a majority owned subsidiary of Landsea Holdings Corporation (“Landsea Holdings”), is engaged in the acquisition, development, and sale of homes and lots in Arizona, California, Florida, New York, and Texas. The Company’s operations are organized into the following five reportable segments: Arizona, California, Florida, Metro New York, and Texas.
Basis of Presentation and Consolidation—The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and all subsidiaries, partnerships, and other entities in which the Company has a controlling interest as well as variable interest entities (“VIEs”) in which the Company is deemed the primary beneficiary. The Company’s investments in both unconsolidated entities in which a significant, but less than controlling, interest is held and in VIEs in which the Company is not deemed to be the primary beneficiary are accounted for under the equity method. All intercompany transactions and balances have been eliminated in consolidation.
The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 9, 2023. The accompanying unaudited consolidated financial statements include all adjustments, consisting of normal recurring entries, necessary for a fair presentation of the Company’s results for the interim periods presented. Results for the interim periods are not necessarily indicative of the results to be expected for the full year due to seasonal variations and other factors.
Use of Estimates—The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ materially from these estimates.
Recent Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions to the current guidance on contract modifications and hedge accounting. These changes are intended to simplify the market transition from the London Interbank Offered Rate (“LIBOR”) to alternative reference rates. ASU 2020-04 generally considers contract modifications related to reference rate reform to be an event that does not require contract remeasurement at the modification date nor a reassessment of a previous accounting determination. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which clarified the scope and application of ASU 2020-04. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which defers the sunset date of the reference rate reform guidance to December 31, 2024. The guidance in ASU 2020-04 may be elected over time, through December 31, 2024, as reference rate reform activities occur. Once ASU 2020-04 is elected, the guidance must be applied prospectively for all eligible contract modifications. In June 2022, the Company modified its credit facility to use the Secured Overnight Financing Rate (“SOFR”) as a reference rate rather than LIBOR. The Company elected to apply this guidance which preserves the presentation of the loan consistent with the presentation prior to the modification.
In October 2021, the FASB issued ASU 2021-08, which requires application of Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, to recognize and measure contract assets and liabilities from contracts with customers acquired in a business combination. ASU 2021-08 creates an exception to the general recognition and measurement principle in ASC 805, Business Combinations, and will result in recognition of contract assets and contract liabilities consistent with those recorded by the acquiree immediately before the
Landsea Homes Corp. | Q1 2023 Form 10-Q | 5

Landsea Homes Corporation
Notes to the Consolidated Financial Statements - (unaudited)
acquisition date. The standard is effective for fiscal years beginning after December 15, 2022, early adoption was permitted. The adoption did not have a material impact on the Company’s consolidated financial statements.
In March 2023, the FASB issued ASU 2023-01, which amends the application of ASU 2016-02, Leases (Topic 842), related to leases with entities under common control, also referred to as common control leases. The amendments to this update require an entity to consider the useful life of leasehold improvements associated with common control leases from the perspective of the common control group and amortize the leasehold improvements over the useful life of the assets to the common control group, instead of the term of the lease. Any remaining value for the leasehold improvement at the end of the lease would be adjusted through equity. The standard is effective for fiscal years beginning after December 15, 2023, with early adoption permitted. The adoption is not expected to have a material impact on the Company’s consolidated financial statements.
 2.     Business Combinations
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
Acquired inventories consist of land, land deposits, and work in process inventories. For acquired land and land options, the Company typically utilizes, with the assistance of a third-party valuation specialist, a sales comparison approach. For work in process inventories, the Company estimates the fair value based upon the stage of production of each unit and a gross margin that management believes a market participant would require to complete the remaining development and requisite selling efforts. On the acquisition date, the stage of production for each lot ranged from recently started lots to fully completed homes. The intangible asset acquired related to the Hanover trade name, which was estimated to have a fair value of $1.6 million and was amortized over one year. Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed and relates primarily to the assembled workforce and business synergies. Goodwill of $44.2 million was recorded on the consolidated balance sheets as a result of this transaction and is expected to be deductible for tax purposes over 15 years. The acquired goodwill is included in the Florida reporting segment in Note 11 – Segment Reporting. The Company incurred transaction related costs of $0.6 million related to the Hanover acquisition during the three months ended March 31, 2022.
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
Landsea Homes Corp. | Q1 2023 Form 10-Q | 6

Landsea Homes Corporation
Notes to the Consolidated Financial Statements - (unaudited)
Unaudited Pro Forma Financial Information
Unaudited pro forma revenue and net income for the following periods presented give effect to the results of the acquisition of Hanover as though the acquisition date was as of January 1, 2021, the beginning of the year preceding the acquisition. Unaudited pro forma net income adjusts the operating result of Hanover to reflect the additional costs that would have been recorded assuming the fair value adjustments had been applied as of the beginning of the year preceding the year of acquisition including the tax-effected amortization of the acquired trade name and transaction related costs.

Three Months Ended March 31,
2022
(dollars in thousands)
Revenue	$321,336

Pretax income	34,552
Provision for income taxes	9,658
Net income	$24,894
 3.     Variable Interest Entities

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

The following table summarizes the carrying amount and classification of the VIEs’ assets and liabilities in the consolidated balances sheets as of March 31, 2023 and December 31, 2022.

	March 31, 2023	December 31, 2022
	(dollars in thousands)
Cash	$9,166	$4,697
Real estate inventories	94,812	99,699
Due from affiliates	308	329
Other assets	2,115	2,124
Total assets	$106,401	$106,849

Accounts payable	$1,629	$1,577
Accrued expenses and other liabilities	5,262	5,616
Total liabilities	$6,891	$7,193
Landsea Homes Corp. | Q1 2023 Form 10-Q | 7

Landsea Homes Corporation
Notes to the Consolidated Financial Statements - (unaudited)
 4.     Real Estate Inventories
Real estate inventories are summarized as follows:

	March 31, 2023	December 31, 2022
	(dollars in thousands)
Deposits and pre-acquisition costs	$99,458	$101,395
Land held and land under development	185,049	191,047
Homes completed or under construction	769,798	779,352
Model homes	26,572	21,575
Total real estate inventories	$1,080,877	$1,093,369
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
In accordance with ASC 360, Property, Plant, and Equipment, real estate inventories are stated at cost, unless the carrying amount is determined not to be recoverable, in which case inventory is written down to its fair value. The Company reviews each real estate asset at the community-level, on a quarterly basis or whenever indicators of impairment exist. The Company generally determines the estimated fair value of each community by using a discounted cash flow approach based on the estimated future cash flows at discount rates that reflect the risk of the community being evaluated. The discounted cash flow approach can be impacted significantly by the Company’s estimates of future home sales revenue, home construction costs, pace of homes sales, and the applicable discount rate, all of which are Level 3 inputs.
For each of the three months ended March 31, 2023 and 2022 the Company did not recognize any impairments on real estate inventories.
 5.     Capitalized Interest
Interest is capitalized to real estate inventories during development and as a result of other qualifying activities. Interest capitalized as a cost of real estate inventories is included in cost of sales as related inventories are delivered.
For the three months ended March 31, 2023 and 2022, the Company incurred and capitalized interest of $11.9 million and $7.3 million, respectively. Previously capitalized interest included in cost of sales during the three months ended March 31, 2023 and 2022 was $4.6 million and $6.4 million, respectively. These amounts included interest from certain related party transactions, refer to Note 9 – Related Party Transactions for additional information.
 6.    Other Assets
As of March 31, 2023 and December 31, 2022, the Company had contract assets of $5.9 million and $7.2 million, respectively, related to lot sales and other revenue. The contract asset balance is included in other assets on the Company’s consolidated balance sheets and represents cash to be received for work already performed on lot sales and other contracts. The amount of the transaction price for lot sales and other contracts remaining to be recognized as revenue for performance obligations that were not fully satisfied as of March 31, 2023 and December 31, 2022 was $10.5 million and $11.6 million, respectively. As of March 31, 2023 and December 31, 2022, the Company had no deferred revenue related to lot sales and other revenue included in accrued expenses and other liabilities in the Company’s consolidated balance sheets. The Company reduces these liabilities and recognizes revenue as development progresses and the related performance obligations are completed.
Landsea Homes Corp. | Q1 2023 Form 10-Q | 8

Landsea Homes Corporation
Notes to the Consolidated Financial Statements - (unaudited)
 7.     Notes and Other Debts Payable, net
Amounts outstanding under notes and other debts payable, net consist of the following:

	March 31, 2023	December 31, 2022
	(dollars in thousands)
Line of credit facility	$525,000	$514,300
Deferred loan costs	(8,071)	(8,878)
Notes and other debts payable, net	$516,929	$505,422
In October 2021, the Company entered into a line of credit agreement (the “Credit Agreement”). The Credit Agreement provides for a senior unsecured borrowing of up to $675.0 million as of March 31, 2023. The Company may increase the borrowing capacity up to $850.0 million, under certain conditions. Borrowings under the Credit Agreement bear interest at SOFR plus 3.35% or Prime Rate (as defined in the Credit Agreement) plus 2.75%. The interest rate includes a floor of 3.85%. The Credit Agreement was modified three times in 2022, which resulted in an increase in the borrowing commitment from $585.0 million to $675.0 million, the replacement of LIBOR with SOFR as an index rate, and an extension of the maturity date to October 2025. As of March 31, 2023, the interest rate on the loan was 8.01%. The Credit Agreement matures in October 2025.
In addition, the Company previously had one project-specific construction loan. In April 2022, the construction loan was repaid in full with proceeds from borrowings under the Credit Agreement. In connection with this payoff, the Company incurred $2.5 million of debt extinguishment fees, which were included in other income, net, in the consolidated statements of operations during the year ended December 31, 2022.
The Credit Agreement contains certain financial covenants, such as requirements for the Company to maintain a minimum liquidity balance, minimum tangible net worth, and leverage and interest coverage ratios. As of March 31, 2023, the Company was in compliance with all financial covenants.

 8.    Commitments and Contingencies
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
Performance Obligations—In the ordinary course of business, and as part of the entitlement and development process, the Company’s subsidiaries are required to provide performance bonds to assure completion of certain public facilities. The Company had $110.2 million and $114.9 million of performance bonds outstanding as of March 31, 2023 and December 31, 2022, respectively.
Landsea Homes Corp. | Q1 2023 Form 10-Q | 9

Landsea Homes Corporation
Notes to the Consolidated Financial Statements - (unaudited)
Warranty—Estimated future direct warranty costs are accrued and charged to cost of sales in the period when the related homebuilding revenues are recognized. Changes in the Company’s warranty accrual are detailed in the table below:

	Three Months Ended March 31,
	2023	2022
	(dollars in thousands)
Beginning warranty accrual	$46,657	$15,692
Warranty provision	911	1,601
Warranty payments	(1,338)	(536)
Ending warranty accrual	$46,230	$16,757
Operating Leases—The Company primarily enters into operating leases for the right to use office space, model homes, and computer and office equipment, which have remaining lease terms that range from 1 to 8 years and often include one or more options to renew. During December 2021, the Company sold model homes and immediately leased back these models. Certain of these model homes were not complete at the time of sale. All of the leases from the sale-leasebacks are accounted for as operating leases and are reflected as part of the Company’s right-of-use assets and lease liabilities in the accompanying consolidated balance sheets. Certain of these sales were to a related party; refer to Note 9 – Related Party Transactions for further detail. The weighted average remaining lease term as of March 31, 2023 and December 31, 2022 was 5.7 and 5.7 years, respectively. Renewal terms are included in the lease term when it is reasonably certain the option will be exercised.
The Company established a right-of-use asset and a lease liability based on the present value of future minimum lease payments at the commencement date of the lease, or, if subsequently modified, the date of modification for active leases. As the rate implicit in each lease is not readily determinable, the Company’s incremental borrowing rate is used in determining the present value of future minimum payments as of the commencement date. The weighted average rate as of March 31, 2023 and December 31, 2022 was 4.7% and 4.6%, respectively. Lease components and non-lease components are accounted for as a single lease component. As of March 31, 2023, the Company had $13.7 million and $14.7 million recognized as a right-of-use asset and lease liability, respectively, which are presented on the consolidated balance sheets within other assets and accrued expenses and other liabilities, respectively. As of December 31, 2022, the Company had $15.6 million and $16.4 million recognized as a right-of-use asset and lease liability, respectively.
Operating lease expense for the three months ended March 31, 2023 was $1.0 million, and is included in general and administrative expenses on the consolidated statements of operations. For the three months ended March 31, 2022 operating lease expense was $0.5 million.
Future minimum payments under the noncancelable operating leases in effect at March 31, 2023 were as follows (dollars in thousands):

2023	$3,017
2024	3,357
2025	2,418
2026	2,140
2027	1,915
Thereafter	4,183
Total lease payments	17,030
Less: Discount	(2,376)
Present value of lease liabilities	$14,654
Landsea Homes Corp. | Q1 2023 Form 10-Q | 10

Landsea Homes Corporation
Notes to the Consolidated Financial Statements - (unaudited)
 9.    Related Party Transactions
The Company continues to pay for certain costs on behalf of Landsea Holdings. The Company records a due from affiliate balance for all such payments. As of March 31, 2023 and December 31, 2022, the Company had a net receivable due from affiliates balance of $3.2 million and $2.9 million, respectively.
In June 2022, the Company repurchased all 5.5 million outstanding Private Placement Warrants, of which Landsea Holdings held 2.2 million. The Company paid Landsea Holdings $6.6 million at $3.00 per Private Placement Warrant. In addition, 2.8 million of the repurchased Private Placement Warrants were held by Level Field Capital, LLC, a related party that is controlled by a member of the Company’s Board of Directors. The Company paid Level Field Capital, LLC $8.4 million at $3.00 per Private Placement Warrant. The Company’s Warrants are discussed further in Note 14 – Stockholders’ Equity.
In June 2022, Landsea Capital Fund, who is under common control with the Company, contributed $55.0 million to the LCF JV. The LCF JV, which is consolidated by the Company, used these proceeds to purchase undeveloped land from the Company. The Company distributed $0.9 million to Landsea Capital Fund during the three months ended March 31, 2023. All intercompany transactions between the Company and the LCF JV have been eliminated upon consolidation.
In December 2021, the Company sold model homes to a related party for total consideration of $15.2 million. Construction of certain of these model homes was not complete at the time of sale. The Company recognized lot sales and other revenue of $1.1 million during the three months ended March 31, 2022 related to the model homes still under construction on the sale date. Corresponding lot and other cost of sales of $1.1 million was also recognized during the same period. The Company did not recognize any revenue or other cost of sales related to these model homes during the three months ended March 31, 2023. As part of this transaction, the Company leased back these models. The total amount of rent payments made during the three months ended March 31, 2023 and 2022 is $0.2 million and $0.2 million, respectively. The right-of-use asset and lease liability balances associated with these leases is $1.1 million and $1.1 million, respectively, as of March 31, 2023 and $1.3 million and $1.3 million, respectively, as of December 31, 2022.
In July 2021, the Company entered into a landbank agreement for a project in its California segment with a related party. The Company will make regular payments to the related party based on an annualized rate of 7% of the undeveloped land costs while the land is developed and may purchase, at the Company’s discretion, the lots at a predetermined price of $28.9 million. The total amount of interest payments made during the three months ended March 31, 2023 and 2022 is $0.2 million and $0.3 million, respectively. During the three months ended March 31, 2023 and 2022, payments of $1.0 million and $0.9 million, including fees, have been made to purchase developed lots from the related party, respectively. Capitalized interest included in real estate inventories on the consolidated balance sheets associated with this transaction was $0.9 million and $0.8 million as of March 31, 2023 and December 31, 2022, respectively. Previously capitalized related party interest included in cost of sales during the three months ended March 31, 2023 was $0.3 million. There was no previously capitalized related party interest included in cost of sales during the three months ended March 31, 2022.
Landsea Holdings holds a series of notes payable to affiliated entities of its parent. The cash Landsea Holdings received from this debt was previously utilized to partially fund operations of the Company. Related party interest incurred by Landsea Holdings was historically pushed down to the Company and reflected on the consolidated balance sheets of the Company, primarily in real estate inventories, and on the consolidated statements of operations in cost of sales. Refer to Note 5 – Capitalized Interest for further detail. As the Company did not guarantee the notes payable nor have any obligations to repay the notes payable, and as the notes payable were not assigned to the Company, the notes payable do not represent a liability of the Company and accordingly have not been reflected in the consolidated balance sheets. Additionally, in connection with the Merger (as defined below), the Company is precluded from repaying Landsea Holdings’ notes payable to the affiliated entities of its parent. Therefore, beginning January 7, 2021, additional interest from these notes payable is no longer pushed down to the Company. Capitalized interest included in real estate inventories on the consolidated balance sheets associated with this transaction was $1.5 million and $2.2 million as of March 31, 2023 and December 31, 2022, respectively.
Landsea Homes Corp. | Q1 2023 Form 10-Q | 11

Landsea Homes Corporation
Notes to the Consolidated Financial Statements - (unaudited)
Previously capitalized related party interest included in cost of sales during the three months ended March 31, 2023 and 2022 was $0.7 million and $1.5 million, respectively.

 10.    Income Taxes
The effective tax rate of the Company was 28.2% for the three months ended March 31, 2023 and 28.0% for the three months ended March 31, 2022. The difference between the statutory tax rate and the effective tax rate for the three months ended March 31, 2023 is primarily related to state income taxes net of federal income tax benefits and estimated deduction limitations for executive compensation under Section 162(m), partially offset by tax credits for energy efficient homes. The difference between the statutory tax rate and the effective tax rate for the three months ended March 31, 2022 is primarily related to state income taxes net of federal income tax benefits, estimated deduction limitations for executive compensation, and warrant fair market value adjustments.
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
 11. Segment Reporting
The Company is engaged in the acquisition, development, and sale of homes and lots in multiple states across the country. The Company is managed by geographic location and each of the five geographic regions targets a wide range of buyer profiles including: first time, move-up, and luxury homebuyers.
Management of the five geographic regions report to the Company’s chief operating decision makers (“CODMs”), the Chief Executive Officer and Chief Operating Officer of the Company. The CODMs review the results of operations, including total revenue and pretax income to assess profitability and to allocate resources. Accordingly, the Company has presented its operations as the following five reportable segments:
•Arizona
•California
•Florida
•Metro New York
•Texas
The Company has also identified its Corporate operations as a non-operating segment, as it serves to support the homebuilding operations through functional departments such as executive, finance, treasury, human resources, accounting, and legal. The majority of Corporate personnel and resources are primarily dedicated to activities relating to operations and are allocated based on each segment’s respective percentage of assets, revenue, and dedicated personnel.
Landsea Homes Corp. | Q1 2023 Form 10-Q | 12

Landsea Homes Corporation
Notes to the Consolidated Financial Statements - (unaudited)
The following table summarizes total revenue and pretax income by segment:

	Three Months Ended March 31,
	2023	2022
	(dollars in thousands)
Revenue
Arizona	$73,589	$75,205
California	67,258	116,638
Florida	95,057	107,192
Metro New York	1,649	7,700
Texas	4,187	9,492
Total revenues	$241,740	$316,227

Pretax income (loss)
Arizona	$183	$5,142
California	2,937	25,337
Florida	8,227	72
Metro New York	(603)	(542)
Texas	(1,320)	(14)
Corporate	(3,684)	(11,867)
Total pretax income	$5,740	$18,128
The following table summarizes total assets by segment:

	March 31, 2023	December 31, 2022
	(dollars in thousands)
Assets
Arizona	$331,565	$357,788
California	482,982	513,549
Florida	410,442	422,045
Metro New York	44,839	45,277
Texas	25,673	26,923
Corporate	132,581	74,914
Total assets	$1,428,082	$1,440,496
Included in the Corporate segment assets is cash and cash equivalents of $97.5 million and $40.3 million as of March 31, 2023 and December 31, 2022, respectively.
As of March 31, 2023 and December 31, 2022, goodwill of $47.9 million and $20.7 million was allocated to the Florida and Arizona segments, respectively.
 12. Fair Value
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
Landsea Homes Corp. | Q1 2023 Form 10-Q | 13

Landsea Homes Corporation
Notes to the Consolidated Financial Statements - (unaudited)
Level 3 — Valuations derived from techniques where one or more significant inputs or significant value drivers are unobservable in active markets at measurement date.
The following table presents carrying values and estimated fair values of financial instruments:

		March 31, 2023		December 31, 2022
	Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
		(dollars in thousands)
Liabilities:
Line of credit facility (1)	Level 2	$525,000	$525,000	$514,300	$514,300
(1)     Carrying amount approximates fair value due to the variable interest rate terms of these loans. Carrying value excludes any associated deferred loan costs.
The carrying values of receivables, deposits, and other assets as well as accounts payable and accrued liabilities approximate the fair value for these financial instruments based upon an evaluation of the underlying characteristics, market data, and because of the short period of time between origination of the instruments and their expected realization. The fair value of cash and cash equivalents is classified in Level 1 of the fair value hierarchy.
Non-financial assets such as real estate inventories and goodwill are measured at fair value on a non-recurring basis using a discounted cash flow approach with Level 3 inputs within the fair value hierarchy. This measurement is performed when events and circumstances indicate the asset’s carrying value is not fully recoverable. During the three months ended March 31, 2023 and 2022, the Company determined that none of the real estate inventories or goodwill required impairment.
Prior to being purchased by the Company in June 2022, the Private Placement Warrants were historically measured at fair value on a recurring basis using a Black-Scholes option pricing model. The significant unobservable input as of March 31, 2022 was the volatility rate implied from the Company’s public warrants, which were exchanged on an open market, of 50.6%.
The following table reconciles the beginning and ending balances for the Level 3 recurring fair value measurements during the periods presented:

	Three Months Ended March 31,
	2023	2022
Warrant liability	(dollars in thousands)
Beginning balance	$—	$9,185
Changes in fair value	—	5,555
Ending balance	$—	$14,740
 13. Stock-Based Compensation
The following table presents a summary of the Company’s nonvested performance share units (“PSUs”) and restricted stock units (“RSUs”) for the three months ended March 31, 2023:

	Awards	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested, at December 31, 2022	1,625	$8.82
Granted	171	7.70
Vested	(219)	9.53
Forfeited	—	—
Nonvested, at March 31, 2023	1,577	$8.60
Landsea Homes Corp. | Q1 2023 Form 10-Q | 14

Landsea Homes Corporation
Notes to the Consolidated Financial Statements - (unaudited)
The following table presents a summary of the Company’s stock options activity for the three months ended March 31, 2023:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Options outstanding at December 31, 2022	684	$8.82
Granted	228	6.46
Exercised	—	—
Forfeited	(184)	8.83
Options outstanding at March 31, 2023	728	$8.08	9.27	$—
Options exercisable at March 31, 2023(1)	167	$8.82	8.96	$—
(1)    As of March 31, 2023, the exercisable stock options were out-of-the-money, as the exercise price of the stock options exceeded the market price of the Company’s common stock.
Net stock-based compensation activity resulted in a reduction to expense due to the forfeiture of certain options as well as the revised estimates on the expected PSU achievement. The total reduction from our stock-based compensation was $0.4 million during the three months ended March 31, 2023 and is included in general and administrative expenses on the consolidated statements of operations. For the three months ended March 31, 2022, stock-based compensation expense was $0.5 million.
The following table presents a summary of the Company’s outstanding RSUs and PSUs, assuming the current estimated level of performance achievement (in thousands, except years):

March 31, 2023
(in thousands, except period)
Unvested units	1,577
Remaining cost on unvested units	$3,503
Remaining vesting period	3.75 years
Stock-based compensation expense associated with the outstanding RSUs and PSUs is measured using the grant date fair value. The expense associated with the PSUs also incorporates the estimated achievement of the established performance criteria at the end of each reporting period until the performance period ends.
 14. Stockholders’ Equity
The Company’s authorized capital stock consists of 500.0 million shares of common stock with a par value of $0.0001 per share, and 50.0 million shares of preferred stock with a par value of $0.0001 per share. As of March 31, 2023, there were 41.2 million shares of common stock issued and 40.0 million outstanding, and no shares of preferred stock issued or outstanding. All outstanding shares of common stock are validly issued, fully paid and nonassessable.
In January 2022, the Board of Directors authorized a stock repurchase program. The program allowed for the repurchase of up to $10.0 million worth of common stock, inclusive of associated fees, so long as the purchase price per share did not exceed $15.00 per share. The authorization to effect stock repurchases expired on June 30, 2022, with no remaining capacity to repurchase common stock. During the three months ended March 31, 2022, the Company repurchased 437,828 shares of common stock for $3.8 million, which was recorded as a reduction to additional paid-in capital.
In March 2023, the Board of Directors authorized an extension of the stock repurchase program for the repurchase of $10.0 million worth of common stock, which expires December 31, 2023.
On August 31, 2020, Landsea Homes and Landsea Holdings entered into an Agreement and Plan of Merger (the “Merger Agreement”) with LF Capital Acquisition Corp. (“LF Capital”) and LFCA Merger Sub, Inc. (the “Merger
Landsea Homes Corp. | Q1 2023 Form 10-Q | 15

Landsea Homes Corporation
Notes to the Consolidated Financial Statements - (unaudited)
Sub”), a direct, wholly-owned subsidiary of LF Capital. The Merger Agreement provided for, among other things, the merger of Merger Sub with and into Landsea Homes Incorporated (“LHI”), previously a wholly-owned subsidiary of Landsea Holdings, with LHI continuing as the surviving corporation (the “Merger”). On January 7, 2021 (the “Closing Date”), the Merger was consummated pursuant to the Merger Agreement (the “Closing”). The name of LF Capital was changed at that time to Landsea Homes Corporation.
Upon closing of the Merger, Level Field Capital, LLC (the “Sponsor”) held 1.0 million shares that were subject to surrender and forfeiture for no consideration in the event the common stock did not reach certain thresholds during the 24-month period following the closing of the Merger (the “Earnout Shares”). The Sponsor transferred 0.5 million Earnout Shares to Landsea Holdings. In January 2023, the Company concluded that the threshold for the Earnout Shares was not met and therefore those shares were forfeited and cancelled. Additionally, the Sponsor transferred 2.2 million private placement warrants to Landsea Holdings (such private placement warrants, each exercisable to purchase one share of Common Stock at an exercise price of $11.50 per share, are referred to as the “Private Placement Warrants”, and together with the Company’s public warrants, are referred to as the “Warrants”). During the year ended December 31, 2022, the private placement warrants were repurchased by the Company and are no longer outstanding. Refer below for additional information.
As of March 31, 2023, there were 15,525,000 outstanding Warrants consisting entirely of public warrants. At the time of the Merger, the Warrant Agreement was amended so that each public warrant is exercisable at $1.15 into one tenth of a share of common stock. As part of the amendment, each holder of the public warrants received $1.85 per warrant for a total of $28.7 million paid by the Company upon closing of the Merger. The Warrants will expire five years after the completion of the Merger or earlier upon redemption or liquidation.
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
In June 2022, the Company repurchased all 5.5 million outstanding Private Placement Warrants, which were exercisable at $11.50 into one share of common stock. The Company paid $16.5 million, or $3.00 per warrant, to repurchase all of the outstanding Private Placement Warrants. This amount included $6.6 million for the repurchase of 2.2 million of the Private Placement Warrants that were held by the Company’s majority shareholder, Landsea Holdings, and $8.4 million to Level Field Capital, LLC, a related party, for the repurchase of 2.8 million Private Placement Warrants. Refer to Note 9 – Related Party Transactions for additional information. The loss recognized on the repurchase of the Private Placement Warrants is recorded as loss on remeasurement of warrant liability on the Company’s consolidated statements of operations.
Landsea Homes Corp. | Q1 2023 Form 10-Q | 16

Landsea Homes Corporation
Notes to the Consolidated Financial Statements - (unaudited)
 15. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(dollars in thousands, except share and per share amounts)
Numerator
Net income attributable to Landsea Homes Corporation	$3,218	$13,065
Less: undistributed earnings allocated to participating shares	—	(289)
Net income attributable to common stockholders	$3,218	$12,776

Denominator
Weighted average common shares outstanding - basic	39,997,699	46,347,369
Adjustment for weighted average participating shares outstanding	—	(1,000,000)
Adjusted weighted average common shares outstanding under two class method - basic	39,997,699	45,347,369
Dilutive effect of warrants	—	—
Dilutive effect of share-based awards	119,174	161,187
Adjusted weighted average common shares outstanding under two class method - diluted	40,116,873	45,508,556

Earnings per share
Basic	$0.08	$0.28
Diluted	$0.08	$0.28
The Company excluded 2.4 million common stock equivalents from diluted EPS related to antidilutive warrants, options, and share-based awards during the three months ended March 31, 2023. The Company excluded 7.1 million common stock equivalents from diluted EPS during the three months ended March 31, 2022.
 16.    Supplemental Disclosures of Cash Flow Information
The following table presents certain supplemental cash flow information:

	Three Months Ended March 31,
	2023	2022
	(dollars in thousands)
Supplemental disclosures of cash flow information
Interest paid, net of amounts capitalized	$—	$—
Income taxes paid	$—	$—

Supplemental disclosures of non-cash investing and financing activities
Change in right-of-use assets for new, modified, or terminated operating leases	$(837)	$385
Landsea Homes Corp. | Q1 2023 Form 10-Q | 17

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with and is qualified in its entirety by the consolidated financial statements and notes thereto included elsewhere in this document. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements. Factors that may cause such a difference include, but are not limited to, those discussed in the section entitled “Risk Factors” of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on March 9, 2023. This section discusses certain items in the three months ended March 31, 2023 and 2022 and year-to-year comparisons between those periods. References to “we”, “Landsea Homes”, the “Company”, “us”, or “our” refer to Landsea Homes Corporation.

Landsea Homes Corp. | Q1 2023 Form 10-Q | 18

Consolidated Financial Data

The following table summarizes our unaudited results of operations for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023	2022
	(dollars in thousands, except per share amounts)
Revenue
Home sales	$240,625	$297,966
Lot sales and other	1,115	18,261
Total revenues	241,740	316,227

Cost of sales
Home sales	197,054	235,702
Lot sales and other	713	15,371
Total cost of sales	197,767	251,073

Gross margin
Home sales	43,571	62,264
Lot sales and other	402	2,890
Total gross margin	43,973	65,154

Sales and marketing expenses	16,408	19,148
General and administrative expenses	22,780	22,586
Total operating expenses	39,188	41,734

Income from operations	4,785	23,420

Other income, net	955	263
Loss on remeasurement of warrant liability	—	(5,555)
Pretax income	5,740	18,128

Provision for income taxes	1,617	5,067

Net income	4,123	13,061
Net income (loss) attributable to noncontrolling interests	905	(4)
Net income attributable to Landsea Homes Corporation	$3,218	$13,065

Income per share:
Basic	$0.08	$0.28
Diluted	$0.08	$0.28

Weighted average common shares outstanding:
Basic	39,997,699	45,347,369
Diluted	40,116,873	45,508,556

Landsea Homes Corp. | Q1 2023 Form 10-Q | 19

Business Overview

Driven by a commitment to sustainability, we design and build homes and communities in Arizona, California, Florida, Metro New York, and Texas. We create inspired spaces for modern living and feature homes and communities in vibrant, prime locations which connect seamlessly with their surroundings and enhance the local lifestyle for living, working, and playing. The defining principle, “Live in Your Element®,” creates the foundation for our customers to live where they want to live, how they want to live – in a home created especially for them.

We are engaged in the acquisition, development, and sale of homes and lots in the states of Arizona, California, Florida, New York, and Texas. Our operations are organized into five reportable segments: Arizona, California, Florida, Metro New York, and Texas. We build and sell an extensive range of home types across a variety of price points, but we focus our efforts on the first-time homebuyer. Our Corporate operations are a non-operating segment that supports our homebuilding operations by providing executive, finance, treasury, human resources, accounting, and legal services.

We continue to capitalize on opportunities to shift inventory and product to more affordable offerings through our recent growth resulting from acquisitions in Florida. In January 2022, we acquired 100% of Hanover Family Builders, LLC (“Hanover”), a Florida-based homebuilder, for an aggregate cash purchase price, net of working capital adjustments, of $262.6 million. The Hanover acquisition increased our presence in Florida with a backlog of 522 units valued at $228.1 million as of the acquisition date. We believe this acquisition fits with and continues to advance our overall business strategy by expanding into new geographic and diverse markets.

During recent years, we saw significant increases in demand across our markets, fueled by historically low interest rates on mortgage loans and a generally tightening supply of homes for sale. This increased demand allowed us to increase prices and derive additional revenue from homes sales, as we delivered more units than ever before. Supply chain issues, labor shortages, and the resulting cost increases partially offset some of the revenue growth that we experienced. Even as we have experienced some of these supply chain and labor challenges easing, recent increases in federal interest rates have put downward pressure on demand in our industry by reducing affordability for homebuyers across all of our markets.

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

Rising interest rates have put downward pressure on demand due to decreased affordability for many potential homebuyers across the nation. Challenges to affordability negatively impacted absorption and cancellation rates, particularly in the second half of 2022. Since the beginning of 2023, both metrics have shown signs of improving and stabilizing, however continued inflation and market uncertainty could create further challenges across the homebuilding industry. We continue to monitor mortgage interest rates but are unsure of the length and magnitude of any future interest rate increases by the Federal Reserve which ultimately drive these rates. This has led us to respond to the current market by focusing sales and marketing efforts on addressing affordability and interest rates as well as providing certain purchase incentives, subject to managing our inventory levels in the market. While we do manage certain marketing programs nationwide, the majority of incentives we offer are specific and tailored to each community’s circumstances. We regularly perform stress tests on our backlog to identify homebuyers that are most likely to cancel their sales contracts, without intervention, due to higher costs from rising interest rates. Additionally, we have partnered and have a licensing agreement with NFM Lending as a preferred lender to provide mortgage services under the name Landsea Mortgage. In connection with this partnership, we have focused many of our incentives on mortgage interest rates and assisting homebuyers with buydowns on their home loans. While this
Landsea Homes Corp. | Q1 2023 Form 10-Q | 20

has helped achieve certain goals related to sales pace and absorption, the added discounts and incentives have lowered revenue and gross margins, particularly in our Arizona and California segments. We continue to monitor the credit worthiness of our homebuyers with NFM Lending to ensure as many of our sales as possible lead to successful home deliveries.

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

Summary Results of Operations

For the three months ended March 31, 2023, home sales revenue decreased 19% to $240.6 million from $298.0 million and home deliveries decreased 14% to 472 units from 552 units, in each case as compared to the same period in the prior year. The decrease in home deliveries and home sales revenue year-over-year is primarily the result of a decrease in demand and affordability as mortgage interest rates have risen significantly compared to the prior year period. In addition, our Metro New York segment has nearly completed delivering homes at its one community, with only two units remaining to deliver. In total, our net income for the three months ended March 31, 2023 was $4.1 million compared to $13.1 million in the corresponding prior year period.

We remain focused on growth and view our leverage ratios as a key factor in allowing us to expand. While we have grown organically and through acquisitions in recent years, we remain in a position to act on our strategy and to be opportunistic about acquisitions and other growth opportunities. Our debt-to-capital ratio increased slightly to 42.0% as of March 31, 2023 compared to 41.6% as of December 31, 2022. We believe the strength of our balance sheet and operating platform have positioned us well to continue to execute our growth strategy.

We anticipate the homebuilding markets in each of our operating segments to be tied to both the local economy and the macro-economic environment. Accordingly, net orders, home deliveries, and average selling price (“ASP”) can be negatively affected by economic conditions, such as rising interest rates, decreases in employment and median household incomes, as well as decreases in household formations and increasing supply of inventories. Shortages in
Landsea Homes Corp. | Q1 2023 Form 10-Q | 21

labor or materials can also significantly increase costs, reduce gross margins, and lower our overall profitability. During the three months ended March 31, 2023 we observed lower absorption rates compared to the comparable three months in the prior year, primarily due to higher interest rates and concerns about affordability. We are also seeing signs of stabilization in metrics such as cancellation rates compared to the second half of 2022. Our results have been impacted, and could be further impacted, by continued challenges in home affordability as a result of price appreciation, increases in mortgage interest rates, or tightening of mortgage lending standards.

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

	Three Months Ended March 31,
	2023				2022				% Change
	Homes	Dollar Value	ASP	Monthly Absorption Rate	Homes	Dollar Value	ASP	Monthly Absorption Rate	Homes	Dollar Value	ASP	Monthly Absorption Rate
	(dollars in thousands)
Arizona	152	$62,745	$413	3.2	139	$74,061	$533	4.6	9%	(15%)	(23)%	(30%)
California	164	136,227	831	4.7	174	162,175	932	5.0	(6%)	(16%)	(11)%	(6%)
Florida	178	79,338	446	2.0	307	139,364	454	3.6	(42%)	(43%)	(2)%	(44%)
Metro New York	—	—	N/A	N/A	13	34,316	2,640	4.3	N/A	N/A	N/A	N/A
Texas	4	4,194	1,049	1.3	4	4,182	1,046	0.4	—%	—%	—%	225%
Total	498	$282,504	$567	2.8	637	$414,098	$650	3.9	(22%)	(32%)	(13)%	(28%)

For the three months ended March 31, 2023, the increase in net new orders in Arizona compared to the prior year period was due in part to the mix of homes sold as certain higher priced communities sold out in the prior year, as well as increasing incentives at multiple communities. These incentives increased sales during the first quarter of 2023, but decreased the ASP of those home sales.

In the California segment, the decrease in net new orders for the three months ended March 31, 2023 was primarily due to decreased demand as higher interest rates negatively impacted affordability. While not as pronounced as our other segments, California experienced a slowdown in demand which we believe was due to consumers evaluating prices and overall payments in the current environment.

Similar to our other segments, we saw a slowdown in Florida resulting from increased mortgage interest rates and decreased affordability during the three months ended March 31, 2023. This decreased the number of homes sales significantly; however, our ASP remained relatively steady as we continued to balance incentives with sales pace.

The Metro New York segment has nearly sold out its one remaining community, with only two units remaining to sell and deliver as of March 31, 2023.

As of March 31, 2023 our Texas segment completed the sale and delivery of the lots acquired from Vintage Estate Homes (“Vintage”) and we expect to see sales and deliveries idle over the short-term as we pivot the Texas segment to new projects from recent land acquisitions that will be consistent with the quality of Landsea Homes’ national brand.

Landsea Homes Corp. | Q1 2023 Form 10-Q | 22

Average Selling Communities

Average selling communities is the sum of communities actively selling homes each month, divided by the total months in the calculation period.

	Three Months Ended March 31,
	2023	2022	% Change
Arizona	16.0	10.0	60%
California	11.7	11.7	—%
Florida	30.0	28.7	5%
Metro New York	—	1.0	(100%)
Texas	1.0	3.0	(67%)
Total	58.7	54.4	8%

Home Deliveries and Home Sales Revenue

Changes in home sales revenue are the result of changes in the number of homes delivered and the ASP of those delivered homes. Commentary on significant changes for each of the segments in these metrics is provided below.

	Three Months Ended March 31,
	2023			2022			% Change
	Homes	Dollar Value	ASP	Homes	Dollar Value	ASP	Homes	Dollar Value	ASP
	(dollars in thousands)
Arizona	170	$72,534	$427	143	$62,015	$434	19%	17%	(2)%
California	85	67,258	791	128	115,552	903	(34)%	(42)%	(12)%
Florida	212	94,990	448	271	106,541	393	(22)%	(11)%	14%
Metro New York	1	1,649	1,649	4	7,700	1,925	(75)%	(79)%	(14)%
Texas	4	4,194	1,049	6	6,158	1,026	(33)%	(32)%	2%
Total	472	$240,625	$510	552	$297,966	$540	(14%)	(19%)	(6)%

Our Arizona segment delivered 170 homes and generated $72.5 million in home sales revenue for the three months ended March 31, 2023. The increase in home closings compared to the same period in 2022 was a result of a net increase of six average selling communities and leveraging existing inventory to support quick move-in homes which customers were demanding. The ASP decrease is primarily the result of the mix of homes delivered and increasing incentives.

Our California segment delivered 85 homes and generated $67.3 million in home sales revenue for the three months ended March 31, 2023. The decrease in home deliveries during the three months ended March 31, 2023, compared to the corresponding period in 2022 was driven primarily by the affordability challenges observed across the Company. The ASP decrease was primarily the result of the mix of homes delivered and increasing incentives.

Despite a decrease in home deliveries and dollar value in Florida resulting from affordability concerns, compared to the corresponding prior year period the ASP increased 14% during the three months ended March 31, 2023. This was the result of additional focus in communities with higher price points that remained relatively steady during the recent challenges stemming from higher mortgage interest rates and market uncertainty.

The Metro New York segment had nearly sold out its one remaining community, with only two units remaining to sell and deliver as of March 31, 2023.

As of March 31, 2023 our Texas segment completed the sale and delivery of the lots acquired from Vintage and we expect to see sales and deliveries idle over the short-term as we pivot the Texas segment to new projects from recent land acquisitions that will be consistent with the quality and price points of Landsea Homes’ national brand.
Landsea Homes Corp. | Q1 2023 Form 10-Q | 23

Home Sales Gross Margins

Home sales gross margin measures the price achieved on delivered homes compared to the costs needed to build the home. In the following table, we calculate gross margins adjusting for interest in cost of sales, inventory impairments, and purchase price accounting for acquired work in process inventory. We believe the below information is meaningful as it isolates the impact that indebtedness, impairments, and acquisitions have on the gross margins and allows for comparability to previous periods and competitors. See Note 2 – Business Combinations within the accompanying notes to the consolidated financial statements for additional discussion regarding acquired work in process inventory.

	Three Months Ended March 31,
	2023	%	2022	%
	(dollars in thousands)
Home sales revenue	$240,625	100.0%	$297,966	100.0%
Cost of home sales	197,054	81.9%	235,702	79.1%
Home sales gross margin	43,571	18.1%	62,264	20.9%
Add: Interest in cost of home sales	4,542	1.9%	6,382	2.1%
Add: Inventory impairments	—	—%	—	—%
Adjusted home sales gross margin excluding interest and inventory impairments (1)	48,113	20.0%	68,646	23.0%
Add: Purchase price accounting for acquired inventory	4,485	1.9%	17,738	6.0%
Adjusted home sales gross margin excluding interest, inventory impairments, and purchase price accounting for acquired inventory (1)	$52,598	21.9%	$86,384	29.0%
(1)    This non-GAAP financial measure should not be used as a substitute for the Company’s operating results in accordance with GAAP. An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP. We believe this non-GAAP measure is meaningful because it provides insight into the impact that financing arrangements and acquisitions have on our homebuilding gross margin and allows for comparability of our gross margins to competitors that present similar information.

Home sales gross margin decreased by 280 basis points to 18.1% for the three months ended March 31, 2023, compared to the corresponding period in 2022, primarily due to the need for additional sales discounts and incentives to drive continued sales and delivery activity in the current period, partially offset by significant costs in the prior year period related to purchase price accounting for acquired inventory. Adjusted home sales gross margin excluding interest, inventory impairments, and purchase price accounting for acquired inventory decreased 710 basis points to 21.9% for the three months ended March 31, 2023 compared to the corresponding period in 2022. Discounts and incentives increased significantly for the three months ended March 31, 2023 compared to the prior year period primarily related to mortgage interest rate buydowns on behalf of our home-buyers. This represented the primary driver for the decrease in gross margin period over period.

Backlog

Backlog reflects the number of homes, net of cancellations, for which we have entered into a sales contract with a customer but have not yet delivered the home.

	March 31, 2023			March 31, 2022			% Change
	Homes	Dollar Value	ASP	Homes	Dollar Value	ASP	Homes	Dollar Value	ASP
	(dollars in thousands)
Arizona	87	$40,197	$462	419	$193,278	$461	(79)%	(79)%	—%
California	158	147,415	933	302	272,999	904	(48)%	(46)%	3%
Florida	451	235,245	522	840	376,458	448	(46)%	(38)%	17%
Metro New York	—	—	N/A	34	77,303	2,274	N/A	N/A	N/A
Texas	—	—	N/A	10	10,372	1,037	N/A	N/A	N/A
Total	696	$422,857	$608	1,605	$930,410	$580	(57)%	(55)%	5%
The decrease in the number of backlog homes and value as of March 31, 2023 as compared to March 31, 2022 was a product of the significant cancellation rates in the second half of 2022 resulting primarily from the spike in mortgage
Landsea Homes Corp. | Q1 2023 Form 10-Q | 24

interest rates during that time, combined with the closings of existing inventory, including quick move-in terms demanded by customers. While we have seen demand and cancellations stabilize since the beginning of 2023, the current market environment remains uncertain and further challenges could persist.

Lot Sales and Other Revenue

Lot sales and other revenue and gross margin can vary significantly between reporting periods based on the number of lots under contract and the percentage of completion related to the development activities required as part of the lot sales and other contracts. For the three months ended March 31, 2023, we recognized $1.1 million of lot sales and other revenue in our Arizona segment related to the sale and subsequent development of lots under contract. For the three months ended March 31, 2022, we collectively recognized $18.3 million of lot sales and other revenue in our Arizona, Florida and Texas segments related to the sale and subsequent development of the lots and related homes under contract.

As of March 31, 2023 and December 31, 2022, we had contract assets of $5.9 million and $7.2 million, respectively, related to lot sales and other revenue. The contract asset balance is included in other assets on the Company’s consolidated balance sheets and represents cash to be received for work already performed on lot sale and other contracts. The amount of the transaction price for lot sales and other contracts allocated to performance obligations that were unsatisfied or partially unsatisfied, as of March 31, 2023 and December 31, 2022 was $10.5 million and $11.6 million, respectively.

As of March 31, 2023 and December 31, 2022, we had no deferred revenue related to lot sales and other revenue included in accrued expenses and other liabilities in the Company’s consolidated balance sheets. We recognize these amounts as development progresses and the related performance obligations are completed.

Lots Owned or Controlled

The table below summarizes the lots owned or controlled by reportable segment as of the dates presented. Lots controlled includes lots where we have placed a deposit and have a signed purchase contract or rolling option contract.

	March 31, 2023			March 31, 2022
	Lots Owned	Lots Controlled	Total	Lots Owned	Lots Controlled	Total	% Change
Arizona	2,118	1,491	3,609	3,132	1,669	4,801	(25%)
California	504	1,679	2,183	762	1,016	1,778	23%
Florida	2,376	2,098	4,474	2,048	3,138	5,186	(14%)
Metro New York	2	—	2	46	—	46	(96%)
Texas	—	1,167	1,167	39	918	957	22%
Total	5,000	6,435	11,435	6,027	6,741	12,768	(10%)

The total lots owned or controlled at March 31, 2023 decreased 10% from March 31, 2022. While we continue to deliver on owned homes and take possession of lots previously under contract, we are monitoring the market to appropriately manage future lot contracts relative to the current market. Our goal remains to maintain a strong balance sheet while entering into contracts for new lots when we are satisfied that the timing and metrics support our actions.

Landsea Homes Corp. | Q1 2023 Form 10-Q | 25

Results of Operations by Segment

	Three Months Ended March 31,
	2023	2022
Pretax income (loss)	(dollars in thousands)
Arizona	$183	$5,142
California	2,937	25,337
Florida	8,227	72
Metro New York	(603)	(542)
Texas	(1,320)	(14)
Corporate	(3,684)	(11,867)
Total	$5,740	$18,128

Our Arizona segment recorded pretax income of $0.2 million in the three months ended March 31, 2023 compared to $5.1 million in the comparable period during 2022. The decrease in pretax income in 2023 was primarily due to a 23% decrease in ASP as demand ebbed and additional discounts and incentives were necessary to maintain a reasonable sales pace compared to the prior year period which had exceptional demand in a very strong market.

Our California segment recorded pretax income of $2.9 million for the three months ended March 31, 2023 compared to a pretax income of $25.3 million in the comparable period in 2022. The decrease was due primarily to a comparative drop in deliveries period over period as well as increasing incentives seen across the Company as mortgage interest rates increased, challenging affordability, and driving down volume and gross margin. We also had impacts from a change in the mix of homes delivered with more homes delivered at a lower price point, combined with slight increases in costs.

Our Florida segment recorded pretax income of $8.2 million for the three months ended March 31, 2023 compared to pretax income of $0.1 million in the comparable period in 2022. The Florida segment experienced a slow down in demand similar to other segments, however we saw fewer discounts and incentives needed to maintain our desired sales pace. In addition, we expanded our Florida operations with the acquisition of Hanover in January 2022 and so the corresponding period in the prior year included additional costs related to the integration and higher amortization of purchase price accounting for acquired inventory.

The Metro New York segment had pretax loss of $0.6 million for the three months ended March 31, 2023 which remained relatively steady compared to a pretax loss of $0.5 million in the comparable period in 2022 as we continued to wind up the sales activity in that segment.

We have also identified our Corporate operations as a non-operating segment, as it serves to support the business’s operations through functional departments such as executive, finance, treasury, human resources, accounting, and legal. The majority of the Corporate personnel and resources are dedicated to activities relating to the business’s operations and are allocated accordingly. The Corporate non-operating segment generated a smaller pretax loss compared to the prior year period as the corresponding period in 2022 included a loss related to the fair value of the private placement warrants of $5.6 million. The warrants were repurchased in June 2022 and therefore there was no corresponding loss in the current period.

Sales, Marketing, and General and Administrative Expenses

	Three Months Ended March 31,		As a Percentage of Home Sales
	2023	2022	2023	2022
	(dollars in thousands)
Sales and marketing expenses	$16,408	$19,148	6.8%	6.4%
General and administrative expenses	22,780	22,586	9.5%	7.6%
Total sales, marketing, and G&A expenses	$39,188	$41,734	16.3%	14.0%

Landsea Homes Corp. | Q1 2023 Form 10-Q | 26

For the three months ended March 31, 2023, sales, marketing, and general and administrative (“SG&A”) expenses decreased compared to the prior year period primarily due to the slowing of volume and thus related commission and closing costs in the current period. This is partially offset by increases in wage costs, including costs of benefits and severance.

The SG&A expense rate as a percentage of home sales revenue for the three months ended March 31, 2023 was 16.3%, an increase of 2.3% from the prior year period. The SG&A expense rate increased primarily due to higher wage costs as noted above, offset by cost savings on commissions, closings costs and professional fees. While we anticipate commissions and closings costs may rise in the near future as sales and deliveries increase, we expect to be able to further leverage our G&A base, including wages, and reduce the percentage of SG&A compared to home sales revenue in future periods.

Provision for Income Taxes

The provision for income taxes for the three months ended March 31, 2023 was a provision of $1.6 million compared to $5.1 million for the three months ended March 31, 2022. The effective tax rate for the three months ended March 31, 2023 was 28.2%, compared to 28.0% for the three months ended March 31, 2022. The difference between the statutory tax rate and the effective tax rate for the three months ended March 31, 2023 was primarily related to state income taxes net of federal income tax benefits, estimated deduction limitations for executive compensation, and tax credits for energy efficient homes. The difference between the statutory tax rate and the effective tax rate for the three months ended March 31, 2022 was primarily related to state income taxes net of federal income tax benefits, estimated deduction limitations for executive compensation, and warrant fair market value adjustments.

The accounting for deferred taxes is based upon estimates of future results. Differences between the anticipated and actual outcomes of these future results could have a material impact on our consolidated results of operations or financial position. Also, changes in existing federal and state tax laws and tax rates could affect future tax results and the valuation of our deferred tax assets.

Critical Accounting Estimates
Critical accounting estimates are those that we believe are both significant and that require us to make difficult, subjective, or complex judgments, often because we need to estimate the effect of inherently uncertain matters. We base our estimates and judgments on historical experiences and various other factors that we believe to be appropriate under the circumstances. Actual results may differ from these estimates, and the estimates included in the consolidated financial statements might be impacted if we used different assumptions or conditions. There have been no material changes to our critical accounting policies and estimates as compared to those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 9, 2023.
Liquidity and Capital Resources

Overview

As of March 31, 2023, we had $139.5 million of cash, cash equivalents, restricted cash, and cash held in escrow, a $1.2 million decrease from December 31, 2022. The change was primarily due to ordinary business activities as cash from home deliveries and net borrowings on debt of $10.7 million were used to pay down accounts payable and accrued expenses. Cash held in escrow represents closings happening immediately before quarter-end in which we received the funds from the title company subsequent to March 31, 2023.

Our principal sources of capital are cash generated from home and land sales activities and borrowings from the credit facility. Principal uses of capital are land purchases, land development, home construction, repayments on the credit facility, and the payment of routine liabilities.

Landsea Homes Corp. | Q1 2023 Form 10-Q | 27

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

We intend to utilize debt as part of our ongoing financial strategy, coupled with redeployment of cash flows from operations to finance our business. As of March 31, 2023, we had outstanding borrowings of $525.0 million in aggregate principal, excluding deferred loan costs, and had $150.0 million in additional borrowing capacity under our facility. We will consider a number of factors when evaluating our level of indebtedness and when making decisions regarding the incurrence of new indebtedness, including the purchase price of assets to be acquired with debt financing, the market value of our assets and the ability of particular assets, and our business as a whole, to generate cash flow to cover the expected debt service. In addition, our credit facility contains certain financial covenants, among other things, that limit the amount of leverage we can maintain, as well as minimum tangible net worth and liquidity requirements.

We believe that we will be able to fund our current and foreseeable liquidity needs with our cash on hand, cash generated from operations, and cash expected to be available from our credit facility or through accessing debt or equity capital as needed.

Credit Facility
In October 2021, the Company entered into a line of credit agreement (the “Credit Agreement”). The Credit Agreement provides for a senior unsecured borrowing of up to $675.0 million of which there was $525.0 million outstanding as of March 31, 2023. The Company may increase the borrowing capacity up to $850.0 million, under certain circumstances. Borrowings under the Credit Agreement bear interest at the Secured Overnight Financing Rate (“SOFR”) plus 3.35% or the Prime Rate (as defined in the Credit Agreement) plus 2.75%. The interest rate includes a floor of 3.85%. The Credit Agreement was modified three times in 2022, which resulted in an increase in the borrowing commitment from $585.0 million to $675.0 million, the replacement of the London Interbank Offered Rate (“LIBOR”) with SOFR as an index rate, and an extension of the maturity date to October 2025. As of March 31, 2023, the interest rate on the loan was 8.01%.

Landsea Homes Corp. | Q1 2023 Form 10-Q | 28

Financial Covenants

The Credit Agreement has certain financial covenants, including requirements for us to maintain a minimum liquidity balance, minimum tangible net worth as well as maximum leverage and interest coverage ratios. See the table below for the covenant calculations.

	March 31, 2023		December 31, 2022
Financial Covenants	Actual	Covenant Requirement	Actual	Covenant Requirement
	(dollars in thousands)		(dollars in thousands)
Minimum Liquidity Covenant	$289,545	$50,000	$301,435	$50,000
Interest Coverage Ratio - Adjusted EBITDA to Interest Incurred	4.39	2.00	4.76	1.75
Tangible Net Worth	$643,979	$394,253	$641,636	$394,253
Maximum Leverage Ratio (1)	38.5%	<60%	37.8%	<60%
(1)     Calculation is debt, net of certain cash amounts, divided by that same net debt balance plus tangible net worth.

The Credit Agreement also contains certain restrictive covenants, including limitations on incurrence of other indebtedness, liens, dividends and other distributions, asset dispositions, investments, and limitations on fundamental changes. The Credit Agreement contains customary events of default, subject to cure periods in certain circumstances, that would result in the termination of the commitments and permit the lender to accelerate payment on outstanding borrowings. These events of default include nonpayment of principal, interest, and fees or other amounts; violation of covenants; inaccuracy of representations and warranties; cross default to certain other indebtedness; unpaid judgments; change in control; and certain bankruptcy and other insolvency events. As of March 31, 2023, we were in compliance with all Credit Agreement covenants.

Letters of Credit and Performance Bonds

In the ordinary course of business, and as part of the entitlement and development process, the Company’s subsidiaries are required to provide performance bonds to assure completion of certain public facilities. We had $110.2 million and $114.9 million of performance bonds outstanding at March 31, 2023 and December 31, 2022 respectively.

Cash Flows—Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022

For the three months ended March 31, 2023 and 2022, the comparison of cash flows is as follows:

•Net cash provided by operating activities was $5.5 million during the three months ended March 31, 2023 compared to net cash used in operating activities of $32.1 million during the same period in 2022. The increase in net cash flows from operating activities was primarily due to more cash being generated from our real estate inventories than used in new construction. Net cash from the change in real estate inventories increased by $45.4 million compared to the prior period. An increase of $18.6 million in net cash collected from cash held in escrow, and less cash used for other assets, also drove our cash inflows from operating activities. These activities were partially offset by cash used to pay down accounts payable and accrued expenses as well as lower net income compared to the prior period.

•Net cash used in investing activities was $1.6 million during the three months ended March 31, 2023, compared to $261.6 million during the same period in 2022. This difference was related to payments of $260.3 million, net of cash received from working capital adjustments, for our acquisition of Hanover in January 2022, while we did not acquire any businesses in the current period.

•Net cash provided by financing activities was $9.2 million during the three months ended March 31, 2023, compared to $27.3 million during the same period in 2022. The decrease was largely due to a decrease in net borrowings on notes and other debts payable of $21.2 million during the three months ended March 31, 2023 as compared to the prior period in 2022.
Landsea Homes Corp. | Q1 2023 Form 10-Q | 29

Option Contracts

In the ordinary course of business, we enter into land purchase contracts in order to procure lots for the construction of homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require a cash deposit, and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers and others as a method of acquiring land in staged takedowns, to help manage the financial and market risk associated with land holdings, and to reduce the use of funds from financing sources. Option contracts generally require payment of a non-refundable deposit for the right to acquire lots over a specified period of time at pre-determined prices. Our obligations with respect to purchase contracts and option contracts are generally limited to the forfeiture of the related non-refundable cash deposits. As of March 31, 2023, we had outstanding purchase and option contracts totaling $817.2 million, net of $97.0 million related cash deposits (of which $0.3 million is refundable) pertaining to these contracts.

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

Material Cash Requirements

As of March 31, 2023, there have been no material changes to our known contractual and other obligations appearing in the “Material Cash Requirements” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on March 9, 2023.

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
Landsea Homes Corp. | Q1 2023 Form 10-Q | 30

Net Debt to Total Capital

The following table presents the ratio of debt to capital as well as the ratio of net debt to total capital, which is a non-GAAP financial measure. The ratio of debt to capital is computed as the quotient obtained by dividing total debt, net of issuance costs, by total capital (sum of total debt, net of issuance costs, plus total equity).

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

See table below reconciling this non-GAAP measure to the ratio of debt to capital.

	March 31, 2023	December 31, 2022
	(dollars in thousands)
Total notes and other debts payable, net	$516,929	$505,422
Total equity	712,618	710,319
Total capital	$1,229,547	$1,215,741
Ratio of debt to capital	42.0%	41.6%

Total notes and other debts payable, net	$516,929	$505,422
Less: cash, cash equivalents, and restricted cash	136,785	123,634
Less: cash held in escrow	2,760	17,101
Net debt	377,384	364,687

Total capital	$1,229,547	$1,215,741
Ratio of net debt to total capital	30.7%	30.0%

EBITDA and Adjusted EBITDA

The following table presents EBITDA and Adjusted EBITDA for the three months ended March 31, 2023 and 2022. Adjusted EBITDA is a non-GAAP financial measure used by management in evaluating operating performance. We define Adjusted EBITDA as net income before (i) income tax expense (benefit), (ii) interest expenses, (iii) depreciation and amortization, (iv) inventory impairments, (v) purchase accounting adjustments for acquired work in process inventory related to business combinations, (vi) loss (gain) on debt extinguishment or forgiveness, (vii) transaction costs related to business combinations, and (viii) loss on remeasurement of warrant liability. We believe Adjusted EBITDA provides an indicator of general economic performance that is not affected by fluctuations in interest, effective tax rates, levels of depreciation and amortization, and items considered to be non-recurring. Accordingly, we believe this measure is useful for comparing our core operating performance from period to period.
Landsea Homes Corp. | Q1 2023 Form 10-Q | 31

Our presentation of Adjusted EBITDA should not be considered as an indication that our future results will be unaffected by unusual or non-recurring items.

	Three Months Ended March 31,
	2023	2022
	(dollars in thousands)
Net income	$4,123	$13,061
Provision for income taxes	1,617	5,067
Interest in cost of sales	4,553	6,389
Depreciation and amortization expense	1,418	1,623
EBITDA	11,711	26,140
Purchase price accounting in cost of home sales	4,485	17,738
Transaction costs	15	948
Loss on remeasurement of warrant liability	—	5,555
Adjusted EBITDA	$16,211	$50,381
Adjusted Net Income

Adjusted Net Income to Landsea Homes is a non-GAAP financial measure that we believe is useful to management, investors and other users of our financial information in evaluating and understanding our operating results without the effect of certain expenses that were historically pushed down by our parent company and other non-recurring items. We believe excluding these items provides a more comparable assessment of our financial results from period to period. Adjusted Net Income to Landsea Homes is calculated by excluding the effects of related party interest that was pushed down by our parent company, purchase accounting adjustments for acquired work in process inventory related to business combinations, loss (gain) on debt extinguishment or forgiveness, and loss on remeasurement of warrant liability, and tax-effected using a blended statutory tax rate. We adjust for the expense of related party interest pushed down from our parent company as we have no obligation to repay the debt and related interest.

	Three Months Ended March 31,
	2023	2022
	(dollars in thousands)
Net income attributable to Landsea Homes Corporation	$3,218	$13,065

Pre-Merger capitalized related party interest included in cost of sales	718	1,517
Purchase price accounting for acquired inventory	4,485	17,738
Loss on remeasurement of warrant liability	—	5,555
Total adjustments	5,203	24,810
Tax-effected adjustments (1)	3,839	19,762

Adjusted net income attributable to Landsea Homes Corporation	$7,057	$32,827
(1)    Our tax-effected adjustments are based on our federal rate and a blended state rate adjusted for certain discrete items.

Landsea Homes Corp. | Q1 2023 Form 10-Q | 32

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Due to the nature of homebuilding and our business we are exposed to market risks in the ordinary course of our business, including the effects of interest rate changes and inflation as described below. We are also exposed to market risk from fluctuations in our stock prices and related characteristics.

Interest Rates

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. The Company’s primary exposure to market risk is interest rate risk associated with variable notes and the credit facility. Borrowings under our credit facility bear interest at a floating rate equal to the Prime rate plus 2.75% or SOFR plus 3.35% per annum.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of our Company’s Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2023 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures: (a) are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and (b) include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to Company’s management, including the CEO and the CFO, as appropriate, to allow timely discussions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Landsea Homes Corp. | Q1 2023 Form 10-Q | 33

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Item 1, Part 1, “Note 8 – Commitments and Contingencies - Legal.”

Item 1A. Risk Factors

There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 that was filed with the SEC on March 9, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information concerning the Company’s repurchases of common stock during the three months ended March 31, 2023.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (in millions)(1)
January 1, 2023 - January 31, 2023	—	$—	—	$10.0
February 1, 2023 - February 28, 2023	—	$—	—	$10.0
March 1, 2023 - March 31, 2023	—	$—	—	$10.0
(1)     In March 2023, the Board of Directors authorized an extension of the Company’s stock repurchase program that allows for the repurchase of $10.0 million worth of common stock, inclusive of associated fees, so long as the purchase price per share does not exceed $15.00 per share. This authorization expires December 31, 2023. As of March 31, 2023, no shares had been repurchased under this authorization.

This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax withholding obligations in connection with employee equity awards.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Landsea Homes Corp. | Q1 2023 Form 10-Q | 34

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
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL: (i) Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022; (ii) Consolidated Statements of Operations for the three months ended March 31, 2023 and 2022, (iii) Consolidated Statements of Equity for the three months ended March 31, 2023 and 2022; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022 and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL (included as Exhibit 101).

*    Filed herewith.
**    Furnished herewith.

Landsea Homes Corp. | Q1 2023 Form 10-Q | 35

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Landsea Homes Corporation

Date: May 4, 2023	By:	/s/ John Ho
John Ho
Chief Executive Officer
(Principal Executive Officer)

Date: May 4, 2023	By:	/s/ Chris Porter
Chris Porter
Chief Financial Officer
(Principal Financial Officer)

Landsea Homes Corp. | Q1 2023 Form 10-Q | 36