Form 10-Q
period 2023-06-30
Landsea Homes Corp
filed 2023-08-01
CIK 1721386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR
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

As of July 28, 2023, 38,591,314 Class A common stock, par value $0.0001 per share, were outstanding.

Landsea Homes Corporation
Form 10-Q Index
For the Three and Six Months Ended June 30, 2023

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Landsea Homes Corporation
Consolidated Balance Sheets - (Unaudited)
(in thousands, except share and per share amounts)

	June 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$74,186	$123,634
Cash held in escrow	1,904	17,101
Real estate inventories	1,125,109	1,093,369
Due from affiliates	4,110	3,744
Goodwill	68,639	68,639
Other assets	132,623	134,009
Total assets	$1,406,571	$1,440,496

Liabilities
Accounts payable	$72,899	$74,445
Accrued expenses and other liabilities	138,446	149,426
Due to affiliates	884	884
Notes and other debts payable, net	482,736	505,422
Total liabilities	694,965	730,177

Commitments and contingencies

Equity
Stockholders’ equity:
Preferred stock, $0.0001 par value, 50,000,000 shares authorized, none issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized, 41,378,576 issued and 39,183,181 outstanding as of June 30, 2023, 42,110,794 issued and 40,884,268 outstanding as of December 31, 2022	4	4
Additional paid-in capital	490,741	497,598
Retained earnings	166,513	158,348
Total stockholders’ equity	657,258	655,950
Noncontrolling interests	54,348	54,369
Total equity	711,606	710,319
Total liabilities and equity	$1,406,571	$1,440,496
See accompanying notes to the consolidated financial statements.

Landsea Homes Corp. | Q2 2023 Form 10-Q | 1

Landsea Homes Corporation
Consolidated Statements of Operations - (Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue
Home sales	$291,512	$350,807	$532,137	$648,773
Lot sales and other	1,732	17,872	2,847	36,133
Total revenues	293,244	368,679	534,984	684,906

Cost of sales
Home sales	240,835	276,156	437,889	511,858
Lot sales and other	1,748	14,438	2,461	29,809
Total cost of sales	242,583	290,594	440,350	541,667

Gross margin
Home sales	50,677	74,651	94,248	136,915
Lot sales and other	(16)	3,434	386	6,324
Total gross margin	50,661	78,085	94,634	143,239

Sales and marketing expenses	18,334	24,155	34,742	43,303
General and administrative expenses	25,980	27,037	48,760	49,623
Total operating expenses	44,314	51,192	83,502	92,926

Income from operations	6,347	26,893	11,132	50,313

Other income (loss), net	1,159	(1,907)	2,114	(1,644)
Loss on remeasurement of warrant liability	—	(1,760)	—	(7,315)
Pretax income	7,506	23,226	13,246	41,354

Provision for income taxes	1,640	8,372	3,257	13,439

Net income	5,866	14,854	9,989	27,915
Net income (loss) attributable to noncontrolling interests	919	(81)	1,824	(85)
Net income attributable to Landsea Homes Corporation	$4,947	$14,935	$8,165	$28,000

Income per share:
Basic	$0.12	$0.34	$0.20	$0.62
Diluted	$0.12	$0.34	$0.20	$0.62

Weighted average common shares outstanding:
Basic	39,891,982	43,081,762	39,944,549	44,208,307
Diluted	39,971,731	43,200,467	40,059,731	44,383,407
See accompanying notes to the consolidated financial statements.

Landsea Homes Corp. | Q2 2023 Form 10-Q | 2

Landsea Homes Corporation
Consolidated Statements of Equity - (Unaudited)
(in thousands, except shares)

	Common Stock
	Shares	Amount	Additional paid-in capital	Retained earnings	Noncontrolling interests	Total stockholders' equity
Balance at March 31, 2023	40,019,283	$4	$496,687	$161,566	$54,361	$712,618
Shares issued under share-based awards	132,767	—	—	—	—	—
Cash paid for shares withheld for taxes	—	—	(145)	—	—	(145)
Stock-based compensation expense	—	—	1,731	—	—	1,731
Repurchase of common stock and associated tax	(968,869)	—	(7,532)	—	—	(7,532)
Distributions to noncontrolling interests	—	—	—	—	(932)	(932)
Net income	—	—	—	4,947	919	5,866
Balance at June 30, 2023	39,183,181	$4	$490,741	$166,513	$54,348	$711,606

	Common Stock
	Shares	Amount	Additional paid-in capital	Retained earnings	Noncontrolling interests	Total stockholders’ equity
Balance at December 31, 2022	40,884,268	$4	$497,598	$158,348	$54,369	$710,319
Shares issued under share-based awards	267,782	—	—	—	—	—
Cash paid for shares withheld for taxes	—	—	(695)	—	—	(695)
Stock-based compensation expense	—	—	1,370	—	—	1,370
Repurchase of common stock and associated tax	(968,869)	—	(7,532)	—	—	(7,532)
Forfeiture and cancellation of Earnout Shares	(1,000,000)	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	(1,845)	(1,845)
Net income	—	—	—	8,165	1,824	9,989
Balance at June 30, 2023	39,183,181	$4	$490,741	$166,513	$54,348	$711,606

See accompanying notes to the consolidated financial statements.

Landsea Homes Corp. | Q2 2023 Form 10-Q | 3

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

Landsea Homes Corp. | Q2 2023 Form 10-Q | 4

Landsea Homes Corporation
Consolidated Statements of Cash Flows - (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2023	2022
	(dollars in thousands)
Cash flows from operating activities:
Net income	$9,989	$27,915
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	2,557	3,063
Loss on remeasurement of warrant liability	—	7,315
Real estate inventories impairment	4,700	—
Stock-based compensation	1,370	1,871
Loss on extinguishment or forgiveness of debt	—	2,496
Abandoned project costs	312	210
Write-off of offering costs	436	—
Deferred taxes	346	965
Changes in operating assets and liabilities:
Cash held in escrow	15,197	(595)
Real estate inventories	(35,138)	(55,419)
Due from affiliates	(366)	(415)
Other assets	2,104	(32,716)
Accounts payable	(1,547)	5,389
Accrued expenses and other liabilities	(11,374)	(8,035)
Net cash used in operating activities	(11,414)	(47,956)

Cash flows from investing activities:
Purchases of property and equipment	(3,571)	(3,228)
Distributions of capital from unconsolidated joint ventures	—	578
Payments for business acquisition, net of cash acquired	—	(258,727)
Net cash used in investing activities	(3,571)	(261,377)

Cash flows from financing activities:
Borrowings from notes and other debts payable	190,000	216,613
Repayments of notes and other debts payable	(214,300)	(145,229)
Cash paid for shares withheld for taxes	(695)	(848)
Payment for buyback of warrants	—	(16,500)
Repurchases of common stock	(7,476)	(40,200)
Contributions from noncontrolling interests	—	55,000
Distributions to noncontrolling interests	(1,845)	—
Deferred offering costs paid	(147)	—
Debt issuance and extinguishment costs paid	—	(3,075)
Net cash (used in) provided by financing activities	(34,463)	65,761

Net decrease in cash, cash equivalents, and restricted cash	(49,448)	(243,572)
Cash, cash equivalents, and restricted cash at beginning of period	123,634	343,253
Cash, cash equivalents, and restricted cash at end of period	$74,186	$99,681
See accompanying notes to the consolidated financial statements.

Landsea Homes Corp. | Q2 2023 Form 10-Q | 5

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
Landsea Homes Corp. | Q2 2023 Form 10-Q | 6

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
Landsea Homes Corp. | Q2 2023 Form 10-Q | 7

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

	Three Months Ended June 30,	Six Months Ended June 30,
	2022	2022
	(dollars in thousands)
Revenue	$368,679	$690,015

Pretax income	34,345	68,896
Provision for income taxes	12,733	22,390
Net income	$21,612	$46,506
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

The following table summarizes the carrying amount and classification of the VIEs’ assets and liabilities in the consolidated balances sheets as of June 30, 2023 and December 31, 2022.

	June 30, 2023	December 31, 2022
	(dollars in thousands)
Cash	$8,687	$4,697
Real estate inventories	93,832	99,699
Due from affiliates	283	329
Other assets	2,109	2,124
Total assets	$104,911	$106,849

Accounts payable	$710	$1,577
Accrued expenses and other liabilities	5,068	5,616
Total liabilities	$5,778	$7,193
Landsea Homes Corp. | Q2 2023 Form 10-Q | 8

Landsea Homes Corporation
Notes to the Consolidated Financial Statements - (unaudited)
 4.     Real Estate Inventories
Real estate inventories are summarized as follows:

	June 30, 2023	December 31, 2022
	(dollars in thousands)
Deposits and pre-acquisition costs	$102,726	$101,395
Land held and land under development	313,375	191,047
Homes completed or under construction	667,060	779,352
Model homes	41,948	21,575
Total real estate inventories	$1,125,109	$1,093,369
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
In accordance with ASC 360, Property, Plant, and Equipment, real estate inventories are stated at cost, unless the carrying amount is determined not to be recoverable, in which case inventory is written down to its fair value. The Company reviews each real estate asset at the community-level, on a quarterly basis or whenever indicators of impairment exist. The Company generally determines the estimated fair value of each community by using a discounted cash flow approach based on the estimated future cash flows at discount rates that reflect the risk of the community being evaluated. The discounted cash flow approach can be impacted significantly by the Company’s estimates of future home sales revenue, home construction costs, pace of homes sales, and the applicable discount rate.
For the three and six months ended June 30, 2023 the Company recorded $4.7 million of real estate inventories impairment charges related to one community in its California segment. In this instance, the Company determined that additional incentives and persistent discounts were required to sell the remaining homes and was the primary cause of driving the estimated future cash flows for the community below its previous carrying values. For the three and six months ended June 30, 2022 the Company did not recognize any impairments on real estate inventories. Real estate inventories impairment charges are recorded to cost of home sales in the consolidated statements of operations.
The table below provides quantitative data for Level 3 inputs, for the periods presented, where applicable, used in determining the fair value of the impaired inventory.

	Impairment Data			Quantitative Data
Three Months Ended	Number of Projects Impaired	Real Estate Inventories Impairment	Fair Value of Inventory After Impairment	Discount Rate
	(dollars in thousands)
June 30, 2023	1	$4,700	$19,363	11%
Total		$4,700
 5.     Capitalized Interest
Interest is capitalized to real estate inventories during development and as a result of other qualifying activities. Interest capitalized as a cost of real estate inventories is included in cost of sales as related inventories are delivered.
For the three and six months ended June 30, 2023, the Company incurred and capitalized interest of $11.3 million and $23.2 million, respectively. For the three and six months ended June 30, 2022, the Company incurred and capitalized interest of $7.5 million and $14.8 million, respectively. Previously capitalized interest included in cost of sales during the three and six months ended June 30, 2023 was $7.3 million and $11.9 million, respectively. Previously capitalized interest included in cost of sales during the three and six months ended June 30, 2022 was $14.8 million and $21.2 million, respectively. These amounts included interest from certain related party transactions, refer to Note 9 – Related Party Transactions for additional information.
Landsea Homes Corp. | Q2 2023 Form 10-Q | 9

Landsea Homes Corporation
Notes to the Consolidated Financial Statements - (unaudited)
 6.    Other Assets
As of June 30, 2023 and December 31, 2022, the Company had contract assets of $4.8 million and $7.2 million, respectively, related to lot sales and other revenue. The contract asset balance is included in other assets on the Company’s consolidated balance sheets and represents cash to be received for work already performed on lot sales and other contracts. The amount of the transaction price for lot sales and other contracts remaining to be recognized as revenue for performance obligations that were not fully satisfied as of June 30, 2023 and December 31, 2022 was $8.8 million and $11.6 million, respectively. As of June 30, 2023, the Company had $0.9 million of deferred revenue related to lot sales and other revenue included in accrued expenses and other liabilities in the Company’s consolidated balance sheets. As of December 31, 2022, the Company had no deferred revenue related to lot sales and other revenue. The Company reduces these liabilities and recognizes revenue as development progresses and the related performance obligations are completed.
 7.     Notes and Other Debts Payable, net
Amounts outstanding under notes and other debts payable, net consist of the following:

	June 30, 2023	December 31, 2022
	(dollars in thousands)
Line of credit facility	$490,000	$514,300
Deferred loan costs	(7,264)	(8,878)
Notes and other debts payable, net	$482,736	$505,422
In October 2021, the Company entered into a line of credit agreement (the “Credit Agreement”). The Credit Agreement provides for a senior unsecured borrowing of up to $675.0 million as of June 30, 2023. The Company may increase the borrowing capacity up to $850.0 million, under certain conditions. Borrowings under the Credit Agreement bear interest at SOFR plus 3.35% or Prime Rate (as defined in the Credit Agreement) plus 2.75%. The interest rate includes a floor of 3.85%. The Credit Agreement was modified three times in 2022, which resulted in an increase in the borrowing commitment from $585.0 million to $675.0 million, the replacement of LIBOR with SOFR as an index rate, and an extension of the maturity date to October 2025. As of June 30, 2023, the interest rate on the loan was 8.52%. In July 2023, subsequent to the period covered by this report, the Credit Agreement was modified to extend the maturity date and now matures in October 2026.
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
The Credit Agreement contains certain financial covenants, such as requirements for the Company to maintain a minimum liquidity balance, minimum tangible net worth, and leverage and interest coverage ratios. As of June 30, 2023, the Company was in compliance with all financial covenants.

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
Performance Obligations—In the ordinary course of business, and as part of the entitlement and development process, the Company’s subsidiaries are required to provide performance bonds to assure completion of certain public facilities. The Company had $110.2 million and $114.9 million of performance bonds outstanding as of June 30, 2023 and December 31, 2022, respectively.
Landsea Homes Corp. | Q2 2023 Form 10-Q | 10

Landsea Homes Corporation
Notes to the Consolidated Financial Statements - (unaudited)
Warranty—Estimated future direct warranty costs are accrued and charged to cost of sales in the period when the related homebuilding revenues are recognized. Changes in the Company’s warranty accrual are detailed in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(dollars in thousands)
Beginning warranty accrual	$46,230	$16,757	$46,657	$15,692
Warranty provision	1,263	1,642	2,174	3,243
Warranty payments	(1,266)	(389)	(2,604)	(925)
Ending warranty accrual	$46,227	$18,010	$46,227	$18,010
Operating Leases—The Company primarily enters into operating leases for the right to use office space, model homes, and computer and office equipment, which have remaining lease terms that range from 1 to 8 years and often include one or more options to renew. During December 2021, the Company sold model homes and immediately leased back these models. Certain of these model homes were not complete at the time of sale. All of the leases from the sale-leasebacks are accounted for as operating leases and are reflected as part of the Company’s right-of-use assets and lease liabilities in the accompanying consolidated balance sheets. Certain of these sales were to a related party; refer to Note 9 – Related Party Transactions for further detail. The weighted average remaining lease term as of June 30, 2023 and December 31, 2022 was 5.9 and 5.7 years, respectively. Renewal terms are included in the lease term when it is reasonably certain the option will be exercised.
The Company established a right-of-use asset and a lease liability based on the present value of future minimum lease payments at the commencement date of the lease, or, if subsequently modified, the date of modification for active leases. As the rate implicit in each lease is not readily determinable, the Company’s incremental borrowing rate is used in determining the present value of future minimum payments as of the commencement date. The weighted average rate as of June 30, 2023 and December 31, 2022 was 5.3% and 4.6%, respectively. Lease components and non-lease components are accounted for as a single lease component. As of June 30, 2023, the Company had $13.8 million and $14.8 million recognized as a right-of-use asset and lease liability, respectively, which are presented on the consolidated balance sheets within other assets and accrued expenses and other liabilities, respectively. As of December 31, 2022, the Company had $15.6 million and $16.4 million recognized as a right-of-use asset and lease liability, respectively.
Operating lease expense for the three and six months ended June 30, 2023 was $0.8 million and $1.9 million, respectively, and is included in general and administrative expenses on the consolidated statements of operations. For the three and six months ended June 30, 2022 operating lease expense was $0.6 million and $1.1 million, respectively.
Future minimum payments under the noncancelable operating leases in effect at June 30, 2023 were as follows (dollars in thousands):

2023	$1,968
2024	3,481
2025	2,582
2026	2,332
2027	2,101
Thereafter	4,738
Total lease payments	17,202
Less: Discount	(2,390)
Present value of lease liabilities	$14,812
 9.    Related Party Transactions
The Company continues to pay for certain costs on behalf of Landsea Holdings. The Company records a due from affiliate balance for all such payments. As of June 30, 2023 and December 31, 2022, the Company had a net receivable due from affiliates balance of $3.2 million and $2.9 million, respectively.
Landsea Homes Corp. | Q2 2023 Form 10-Q | 11

Landsea Homes Corporation
Notes to the Consolidated Financial Statements - (unaudited)
In June 2023, the Company repurchased from the underwriters, at the public offering price of $7.50 per share, 443,478 shares of common stock that were sold by Landsea Holdings, the Company’s majority stockholder, in a registered secondary offering, for a total purchase price of $3.3 million. This repurchase was effected under the Company’s then-existing share repurchase authorization.
In June 2022, the Company entered into two transactions with Landsea Holdings. On June 1, 2022, the Board of Directors authorized the Company to buyback 4.4 million shares of common stock held by Landsea Holdings. The Company paid $30.0 million at a price of $6.82 per share, a discount of 5% compared to the closing price on May 31, 2022 of $7.18. Additionally, the Company repurchased all 5.5 million outstanding Private Placement Warrants, of which Landsea Holdings held 2.2 million. The Company paid Landsea Holdings $6.6 million at $3.00 per Private Placement Warrant. In addition, 2.8 million of the repurchased Private Placement Warrants were held by Level Field Capital, LLC, a related party that is controlled by a member of the Company’s Board of Directors. The Company paid Level Field Capital, LLC $8.4 million at $3.00 per Private Placement Warrant. The Company’s common stock and Warrants are discussed further in Note 14 – Stockholders’ Equity.
In June 2022, Landsea Capital Fund, who is under common control with the Company, contributed $55.0 million to the LCF JV. The LCF JV, which is consolidated by the Company, used these proceeds to purchase undeveloped land from the Company. The Company distributed $0.9 million and $1.8 million to Landsea Capital Fund during the three and six months ended June 30, 2023, respectively. All intercompany transactions between the Company and the LCF JV have been eliminated upon consolidation.
In December 2021, the Company sold model homes to a related party for total consideration of $15.2 million. Construction of certain of these model homes was not complete at the time of sale. The Company recognized lot sales and other revenue of $0.2 million and $1.2 million during the three and six months ended June 30, 2022, respectively, related to the model homes still under construction on the sale date. Corresponding lot and other cost of sales of $0.2 million and $1.3 million was also recognized during the same periods. The Company did not recognize any revenue or other cost of sales related to these model homes during the three and six months ended June 30, 2023. As part of this transaction, the Company leased back these models. The total amount of rent payments made during the three and six months ended June 30, 2023 is $0.2 million and $0.4 million, respectively. The total amount of rent payments made during the three and six months ended June 30, 2022 is $0.2 million and $0.4 million, respectively. The right-of-use asset and lease liability balances associated with these leases is $0.9 million and $0.9 million, respectively, as of June 30, 2023 and $1.3 million and $1.3 million, respectively, as of December 31, 2022.
In July 2021, the Company entered into a landbank agreement for a project in its California segment with a related party. The Company will make regular payments to the related party based on an annualized rate of 7% of the undeveloped land costs while the land is developed and may purchase, at the Company’s discretion, the lots at a predetermined price of $28.9 million. The total amount of interest payments made during the three and six months ended June 30, 2023 is $0.2 million and $0.4 million, respectively. The total amount of interest payments made during the three and six months ended June 30, 2022 is $0.3 million and $0.5 million, respectively. During the three and six months ended June 30, 2023, payments of $3.0 million and $4.0 million, including fees, have been made to purchase developed lots from the related party, respectively. During the three and six months ended June 30, 2022, payments of $5.3 million and $6.2 million, including fees, were made to purchase developed lots from the related party, respectively. Capitalized interest included in real estate inventories on the consolidated balance sheets associated with this transaction was $1.0 million and $0.8 million as of June 30, 2023 and December 31, 2022, respectively. Previously capitalized related party interest included in cost of sales during the three and six months ended June 30, 2023 was $0.2 million and $0.4 million, respectively. There was no previously capitalized related party interest included in cost of sales during the three and six months ended June 30, 2022.
Landsea Holdings holds a series of notes payable to affiliated entities of its parent. The cash Landsea Holdings received from this debt was previously utilized to partially fund operations of the Company. Related party interest incurred by Landsea Holdings was historically pushed down to the Company and reflected on the consolidated balance sheets of the Company, primarily in real estate inventories, and on the consolidated statements of operations in cost of sales. Refer to Note 5 – Capitalized Interest for further detail. As the Company did not guarantee the notes payable nor have any obligations to repay the notes payable, and as the notes payable were not assigned to the Company, the notes payable do not represent a liability of the Company and accordingly have not been reflected in the consolidated balance sheets. Additionally, in connection with the Merger (as defined below), the Company is precluded from repaying Landsea Holdings’ notes payable to the affiliated entities of its parent. Therefore, beginning January 7, 2021, additional interest from these notes payable is no longer pushed down to the Company. Capitalized interest included in real estate inventories on the consolidated balance sheets associated with this transaction was $0.9 million and $2.2 million as of June 30, 2023 and December 31, 2022, respectively. Previously capitalized related party interest included in cost of sales during the three and six
Landsea Homes Corp. | Q2 2023 Form 10-Q | 12

Landsea Homes Corporation
Notes to the Consolidated Financial Statements - (unaudited)
months ended June 30, 2023 was $0.5 million and $1.3 million, respectively. Previously capitalized related party interest included in cost of sales during the three and six months ended June 30, 2022 was $1.6 million and $3.1 million, respectively.

 10.    Income Taxes
The effective tax rate of the Company was 21.8% and 24.6% for the three and six months ended June 30, 2023, respectively, and 36.0% and 32.5% for the three and six months ended June 30, 2022, respectively. The difference between the statutory tax rate and the effective tax rate for the six months ended June 30, 2023 is primarily related to state income taxes net of federal income tax benefits, estimated deduction limitations for executive compensation under Section 162(m), and tax credits for energy efficient homes. The difference between the statutory tax rate and the effective tax rate for the six months ended June 30, 2022 is primarily related to state income taxes net of federal income tax benefits, estimated deduction limitations for executive compensation, and warrant fair market value adjustments.
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
Landsea Homes Corp. | Q2 2023 Form 10-Q | 13

Landsea Homes Corporation
Notes to the Consolidated Financial Statements - (unaudited)
The following table summarizes total revenue and pretax income by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(dollars in thousands)
Revenue
Arizona	$72,103	$82,914	$145,692	$158,119
California	99,516	107,851	166,774	224,489
Florida	121,625	109,602	216,682	216,794
Metro New York	—	59,926	1,649	67,626
Texas	—	8,386	4,187	17,878
Total revenues	$293,244	$368,679	$534,984	$684,906

Pretax income (loss)
Arizona	$(610)	$6,465	$(427)	$11,607
California	4,452	22,689	7,389	48,026
Florida	11,388	3,784	19,615	3,856
Metro New York	(298)	1,998	(901)	1,456
Texas	(1,441)	136	(2,761)	122
Corporate	(5,985)	(11,846)	(9,669)	(23,713)
Total pretax income	$7,506	$23,226	$13,246	$41,354
The following table summarizes total assets by segment:

	June 30, 2023	December 31, 2022
	(dollars in thousands)
Assets
Arizona	$319,659	$357,788
California	509,398	513,549
Florida	434,803	422,045
Metro New York	43,358	45,277
Texas	38,967	26,923
Corporate	60,386	74,914
Total assets	$1,406,571	$1,440,496
Included in the Corporate segment assets is cash and cash equivalents of $27.8 million and $40.3 million as of June 30, 2023 and December 31, 2022, respectively.
As of June 30, 2023 and December 31, 2022, goodwill of $47.9 million and $20.7 million was allocated to the Florida and Arizona segments, respectively.
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
Landsea Homes Corp. | Q2 2023 Form 10-Q | 14

Landsea Homes Corporation
Notes to the Consolidated Financial Statements - (unaudited)
Level 3 — Valuations derived from techniques where one or more significant inputs or significant value drivers are unobservable in active markets at measurement date.
The following table presents carrying values and estimated fair values of financial instruments:

		June 30, 2023		December 31, 2022
	Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
		(dollars in thousands)
Liabilities:
Line of credit facility (1)	Level 2	$490,000	$490,000	$514,300	$514,300
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

Non-financial assets such as real estate inventories and goodwill are measured at fair value on a non-recurring basis using a discounted cash flow approach with Level 3 inputs within the fair value hierarchy. This measurement is performed when events and circumstances indicate the asset’s carrying value is not fully recoverable. During the three and six months ended June 30, 2023, we determined that real estate inventories with a carrying value of $24.1 million within one community in our California segment was not expected to be fully recoverable. Accordingly, we recognized real estate inventories impairment charges of an aggregate $4.7 million to reflect the estimated fair value of the community of $19.4 million. During the three and six months ended June 30, 2022, the Company determined that none of the real estate inventories or goodwill required impairment. Refer to Note 4 – Real Estate Inventories for additional information.
Prior to being purchased by the Company in June 2022, the Private Placement Warrants were historically measured at fair value on a recurring basis using a Black-Scholes option pricing model.
The following table reconciles the beginning and ending balances for the Level 3 recurring fair value measurements during the periods presented:

	Six Months Ended June 30,
	2023	2022
Warrant liability	(dollars in thousands)
Beginning balance	$—	$9,185
Changes in fair value	—	7,315
Repurchases of warrants	—	(16,500)
Ending balance	$—	$—
 13. Stock-Based Compensation
The following table presents a summary of the Company’s nonvested performance share units (“PSUs”) and restricted stock units (“RSUs”) for the six months ended June 30, 2023:

	Awards	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested, at December 31, 2022	1,625	$8.82
Granted	238	7.95
Vested	(375)	8.68
Forfeited	—	—
Nonvested, at June 30, 2023	1,488	$8.72
Landsea Homes Corp. | Q2 2023 Form 10-Q | 15

Landsea Homes Corporation
Notes to the Consolidated Financial Statements - (unaudited)
The following table presents a summary of the Company’s stock options activity for the six months ended June 30, 2023:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Options outstanding at December 31, 2022	684	$8.82
Granted	228	6.46
Exercised	—	—
Forfeited	(199)	8.74
Options outstanding at June 30, 2023	713	$8.09	8.97	$892
Options exercisable at June 30, 2023	167	$8.82	8.51	$87

Stock-based compensation expense totaled $1.7 million and $1.4 million during the three and six months ended June 30, 2023, respectively, and is included in general and administrative expenses on the consolidated statements of operations. Net stock-based compensation activity during the three months ended March 31, 2023 resulted in a reduction to expense due to the forfeiture of certain options as well as the revised estimates on the expected PSU achievement. For the three and six months ended June 30, 2022, stock-based compensation expense was $1.4 million and $1.9 million, respectively.
The following table presents a summary of the Company’s outstanding RSUs and PSUs, assuming the current estimated level of performance achievement (in thousands, except years):

June 30, 2023
(in thousands, except period)
Unvested units	1,488
Remaining cost on unvested units	$3,205
Remaining vesting period	3.50 years
Stock-based compensation expense associated with the outstanding RSUs and PSUs is measured using the grant date fair value. The expense associated with the PSUs also incorporates the estimated achievement of the established performance criteria at the end of each reporting period until the performance period ends.
 14. Stockholders’ Equity
The Company’s authorized capital stock consists of 500.0 million shares of common stock with a par value of $0.0001 per share, and 50.0 million shares of preferred stock with a par value of $0.0001 per share. As of June 30, 2023, there were 41.4 million shares of common stock issued and 39.2 million outstanding, and no shares of preferred stock issued or outstanding. All outstanding shares of common stock are validly issued, fully paid and nonassessable.
Stock Repurchases
In January 2022, the Board of Directors authorized a stock repurchase program. The program allowed for the repurchase of up to $10.0 million worth of common stock, inclusive of associated fees. The authorization to effect stock repurchases expired on June 30, 2022, with no remaining capacity to repurchase common stock. During the three and six months ended June 30, 2022, the Company repurchased 722,923 and 1,160,751 shares of common stock for a total of $6.2 million and $10.0 million, in each case respectively, which was recorded as a reduction to additional paid-in capital.
In April 2022, the Board of Directors authorized an extension of the stock repurchase program for the repurchase and an additional $10.0 million of capacity to repurchase common stock, with an expiration of December 31, 2022. As of June 30, 2022, no shares had been repurchased under this authorization.

Landsea Homes Corp. | Q2 2023 Form 10-Q | 16

Landsea Homes Corporation
Notes to the Consolidated Financial Statements - (unaudited)
In May 2022, the Board of Directors authorized a repurchase of 4,398,826 shares of our common stock directly from the Company’s majority shareholder for $30.0 million, or a per-share price of $6.82 per share. The Company consummated this repurchase in June 2022.
In March 2023, the Board of Directors authorized a stock repurchase program allowing for the repurchase of up to $10.0 million worth of common stock, with an expiration of December 31, 2023. During the three and six months ended June 30, 2023, the Company repurchased 968,869 shares of common stock for a total of $7.5 million, which was recorded as a reduction to additional paid-in capital. A portion of these shares were repurchased directly from the Company’s majority shareholder. Refer to Note 9 – Related Party Transactions for additional information. As of June 30, 2023, the Company had approximately $2.5 million in remaining capacity.
The timing and amount of repurchases are based on a variety of factors such as the market price of the Company's common stock, corporate and contractual requirements, market and economic conditions, and legal requirements.
In July 2023, subsequent to the period covered by this report, the Board of Directors authorized additional capacity of approximately $3.3 million, with an expiration date of December 31, 2023, and an additional $10.0 million with no stated expiration date.
The Inflation Reduction Act of 2022 included a 1% excise tax on stock repurchases, net of new stock issuances, beginning in 2023. The tax is expected to be paid annually and the Company accrues the tax during interim periods with the offset to additional paid-in capital on the consolidated balance sheet.
Merger Transaction
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
Warrants
As of June 30, 2023, there were 15,525,000 outstanding Warrants consisting entirely of public warrants. At the time of the Merger, the Warrant Agreement was amended so that each public warrant is exercisable at $1.15 for one tenth of a share of common stock. As part of the amendment, each holder of the public warrants received $1.85 per warrant for a total of $28.7 million paid by the Company upon closing of the Merger. The Warrants will expire five years after the completion of the Merger or earlier upon redemption or liquidation.
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
Landsea Homes Corp. | Q2 2023 Form 10-Q | 17

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
 15. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(dollars in thousands, except share and per share amounts)
Numerator
Net income attributable to Landsea Homes Corporation	$4,947	$14,935	$8,165	$28,000
Less: undistributed earnings allocated to participating shares	—	(339)	—	(619)
Net income attributable to common stockholders	$4,947	$14,596	$8,165	$27,381

Denominator
Weighted average common shares outstanding - basic	39,891,982	44,081,762	39,944,549	45,208,307
Adjustment for weighted average participating shares outstanding	—	(1,000,000)	—	(1,000,000)
Adjusted weighted average common shares outstanding under two class method - basic	39,891,982	43,081,762	39,944,549	44,208,307
Dilutive effect of warrants	—	—	—	—
Dilutive effect of share-based awards	79,749	118,705	115,182	175,100
Adjusted weighted average common shares outstanding under two class method - diluted	39,971,731	43,200,467	40,059,731	44,383,407

Earnings per share
Basic	$0.12	$0.34	$0.20	$0.62
Diluted	$0.12	$0.34	$0.20	$0.62
The Company excluded 2.5 million and 2.2 million common stock equivalents from diluted EPS related to antidilutive warrants, options, and share-based awards during the three and six months ended June 30, 2023, respectively. The Company excluded 1.6 million common stock equivalents from diluted EPS during each of the three and six months ended June 30, 2022.
Landsea Homes Corp. | Q2 2023 Form 10-Q | 18

Landsea Homes Corporation
Notes to the Consolidated Financial Statements - (unaudited)
 16.    Supplemental Disclosures of Cash Flow Information
The following table presents certain supplemental cash flow information:

	Six Months Ended June 30,
	2023	2022
	(dollars in thousands)
Supplemental disclosures of cash flow information
Interest paid, net of amounts capitalized	$—	$—
Income taxes paid	$6,691	$27,997

Supplemental disclosures of non-cash investing and financing activities
Change in right-of-use assets for new, modified, or terminated operating leases	$338	$3,660
 17.    Subsequent Event
In July 2023, the Company entered into a new senior unsecured note (the “Note Purchase Agreement”). The Note Purchase Agreement provides for the private placement of $250.0 million aggregate principal amount of 11% senior notes. The Company received the proceeds, net of discount and fees, in July 2023. The Note Purchase Agreement matures in July 2028. The Company intends to use the net proceeds from the sale of the notes to pay down a portion of the outstanding borrowings under its Credit Agreement and for working capital and general corporate purposes.

Landsea Homes Corp. | Q2 2023 Form 10-Q | 19

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with and is qualified in its entirety by the consolidated financial statements and notes thereto included elsewhere in this document. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements. Factors that may cause such a difference include, but are not limited to, those discussed in the section entitled “Risk Factors” of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on March 9, 2023. This section discusses certain items in the three and six months ended June 30, 2023 and 2022 and year-to-year comparisons between those periods. References to “we”, “Landsea Homes”, the “Company”, “us”, or “our” refer to Landsea Homes Corporation.

Landsea Homes Corp. | Q2 2023 Form 10-Q | 20

Consolidated Financial Data

The following table summarizes our unaudited results of operations for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(dollars in thousands, except per share amounts)		(dollars in thousands, except per share amounts)
Revenue
Home sales	$291,512	$350,807	$532,137	$648,773
Lot sales and other	1,732	17,872	2,847	36,133
Total revenues	293,244	368,679	534,984	684,906

Cost of sales
Home sales	240,835	276,156	437,889	511,858
Lot sales and other	1,748	14,438	2,461	29,809
Total cost of sales	242,583	290,594	440,350	541,667

Gross margin
Home sales	50,677	74,651	94,248	136,915
Lot sales and other	(16)	3,434	386	6,324
Total gross margin	50,661	78,085	94,634	143,239

Sales and marketing expenses	18,334	24,155	34,742	43,303
General and administrative expenses	25,980	27,037	48,760	49,623
Total operating expenses	44,314	51,192	83,502	92,926

Income from operations	6,347	26,893	11,132	50,313

Other income (loss), net	1,159	(1,907)	2,114	(1,644)
Loss on remeasurement of warrant liability	—	(1,760)	—	(7,315)
Pretax income	7,506	23,226	13,246	41,354

Provision for income taxes	1,640	8,372	3,257	13,439

Net income	5,866	14,854	9,989	27,915
Net income (loss) attributable to noncontrolling interests	919	(81)	1,824	(85)
Net income attributable to Landsea Homes Corporation	$4,947	$14,935	$8,165	$28,000

Income per share:
Basic	$0.12	$0.34	$0.20	$0.62
Diluted	$0.12	$0.34	$0.20	$0.62

Weighted average common shares outstanding:
Basic	39,891,982	43,081,762	39,944,549	44,208,307
Diluted	39,971,731	43,200,467	40,059,731	44,383,407

Landsea Homes Corp. | Q2 2023 Form 10-Q | 21

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

Costs of construction of our homes have varied significantly over the past two years. Supply chain issues primarily originating from the COVID-19 pandemic are continuing to show signs of easing. Products previously back ordered or at higher than normal prices are continuing to normalize and we have generally been able to obtain more favorable terms and conditions for contracted supplies and labor. While specific products are still occasionally difficult to procure, we expect to continue to manage this challenge by partnering with suppliers that can dedicate their attention and products to us, expanding our operational forecasts to assist in making purchase orders with sufficient lead time, using standard size products that are interchangeable, and holding select products on hand to ensure availability. The improvement in our supply chain is allowing us to be more strategic in the contracts we enter into and the vendors we use. We have seen improvements in our cycle time from beginning construction on a home to final delivery to the homebuyer, and we believe these steps will allow us to continue to shorten that cycle time.

Rising interest rates have put downward pressure on demand due to decreased affordability for many potential homebuyers across the nation. Challenges to affordability negatively impacted absorption and cancellation rates, particularly in the second half of 2022. Since the beginning of 2023, both metrics have shown signs of improving and stabilizing, however continued inflation and market uncertainty could create further challenges across the homebuilding industry. We continue to monitor mortgage interest rates but are unsure of the length and magnitude of any future interest rate increases by the Federal Reserve which ultimately drive these rates. This has led us to respond to the current market by focusing sales and marketing efforts on addressing affordability and interest rates as well as providing certain purchase incentives, subject to managing our inventory levels in the market. While we do manage certain marketing programs nationwide, the majority of incentives we offer are specific and tailored to each community’s circumstances. We regularly perform stress tests on our backlog to identify homebuyers that are most likely to cancel their sales contracts, without intervention, due to higher costs from rising interest rates. Additionally, we have partnered and have a licensing agreement with NFM Lending as a preferred lender to provide mortgage services under the name Landsea Mortgage. In connection with this partnership, we have focused many of our incentives on mortgage interest rates and assisting homebuyers with buydowns on their home loans. This has helped achieve certain goals related to sales pace and absorption, while the added discounts and incentives have lowered revenue and gross margins, particularly in our California segment deliveries, we’ve achieved significant volume improvements in net new orders in that segment. We continue to monitor the credit worthiness of our homebuyers with NFM Lending to ensure as many of our sales as possible lead to successful home deliveries.

Landsea Homes Corp. | Q2 2023 Form 10-Q | 22

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

Summary Results of Operations

For the six months ended June 30, 2023, home sales revenue decreased 18% to $532.1 million from $648.8 million and home deliveries decreased 10% to 1,011 units from 1,124 units, in each case as compared to the same period in the prior year. The decrease in home deliveries and home sales revenue year-over-year is primarily the result of a decrease in demand and affordability as mortgage interest rates have risen significantly compared to the prior year period. In addition, our Metro New York segment has nearly completed delivering homes at its one community, with only two units remaining to deliver. In total, our net income for the six months ended June 30, 2023 was $10.0 million compared to $27.9 million in the corresponding prior year period.

We remain focused on growth and view our leverage ratios as a key factor in allowing us to expand. While we have grown organically and through acquisitions in recent years, we remain in a position to act on our strategy and to be opportunistic about acquisitions and other growth opportunities. Our debt-to-capital ratio decreased slightly to 40.4% as of June 30, 2023 compared to 41.6% as of December 31, 2022. We believe the continued strength of our balance sheet and operating platform have positioned us well to continue to execute our growth strategy.

We anticipate the homebuilding markets in each of our operating segments to be tied to both the local economy and the macro-economic environment. Accordingly, net orders, home deliveries, and average selling price (“ASP”) can be negatively affected by economic conditions, such as rising interest rates, decreases in employment and median household incomes, as well as decreases in household formations and increasing supply of inventories. Shortages in labor or materials can also significantly increase costs, reduce gross margins, and lower our overall profitability. During the six months ended June 30, 2023 we observed mixed absorption rates compared to the same period in the prior year, primarily due to higher interest rates and concerns about affordability. We are seeing signs of stabilization in metrics such as cancellation rates compared to the second half of 2022. Our results have been impacted, and could be further impacted, by continued challenges in home affordability as a result of price appreciation, increases in mortgage interest rates, or tightening of mortgage lending standards.

Landsea Homes Corp. | Q2 2023 Form 10-Q | 23

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

	Three Months Ended June 30,
	2023				2022				% Change
	Homes	Dollar Value	ASP	Monthly Absorption Rate	Homes	Dollar Value	ASP	Monthly Absorption Rate	Homes	Dollar Value	ASP	Monthly Absorption Rate
	(dollars in thousands)
Arizona	186	$79,263	$426	3.6	133	$64,962	$488	3.4	40%	22%	(13)%	6%
California	216	181,466	840	5.9	115	112,070	975	3.5	88%	62%	(14)%	69%
Florida	163	63,686	391	1.9	287	139,692	487	3.6	(43%)	(54%)	(20)%	(47%)
Metro New York(1)	—	—	N/A	—	—	2,874	N/A	—	N/A	N/A	N/A	N/A
Texas	—	—	N/A	—	3	2,914	971	0.5	N/A	N/A	N/A	N/A
Total	565	$324,415	$574	3.3	538	$322,512	$599	3.3	5%	1%	(4)%	—%
(1)    During the three months ended June 30, 2022, the Metro New York segment had one cancellation and one sale.

	Six Months Ended June 30,
	2023				2022				% Change
	Homes	Dollar Value	ASP	Monthly Absorption Rate	Homes	Dollar Value	ASP	Monthly Absorption Rate	Homes	Dollar Value	ASP	Monthly Absorption Rate
	(dollars in thousands)
Arizona	338	$142,008	$420	3.4	272	$139,023	$511	3.9	24%	2%	(18)%	(13%)
California	380	317,693	836	5.3	289	274,245	949	4.3	31%	16%	(12)%	23%
Florida	341	143,024	419	2.0	594	279,056	470	3.6	(43%)	(49%)	(11)%	(44%)
Metro New York	—	—	N/A	—	13	37,190	2,861	2.2	N/A	N/A	N/A	N/A
Texas	4	4,194	1,049	1.3	7	7,096	1,014	0.5	(43)%	(41)%	3%	160%
Total	1,063	$606,919	$571	3.1	1,175	$736,610	$627	3.6	(10%)	(18%)	(9)%	(14%)

For both the three and six months ended June 30, 2023, the increase in net new orders in Arizona compared to the prior year period was due in part to the mix of homes sold as certain higher priced communities sold out in the prior year, as well as increasing incentives at multiple communities. These incentives increased sales during the first and second quarters of 2023, but decreased the ASP of those home sales.

In the California segment, the increase in net new orders for the six months ended June 30, 2023, particularly during the second quarter, was primarily due to additional incentives which lowered ASP but provided very positive results from the market, and the sale of quick move-in homes which have been in higher demand than usual. These additional incentives and quick move-in homes have helped our sales improve in California faster than other segments while there is still uncertainty about the long-term trends as consumers continue evaluating prices and overall payments in the current environment.

While our Florida segment was initially more resilient than our other segments to the interest rate and inflationary pressures seen across the company, we have seen an increased slowdown in this segment resulting from increased mortgage interest rates and decreased affordability during the three and six months ended June 30, 2023 compared to the prior period. These challenges to affordability decreased the number of homes sales significantly. We continue to strive for the right balance between incentives and sales pace and are tailoring our current incentives and marketing to push for greater absorption in the market.

The Metro New York segment has nearly sold out its one remaining community, with only two units and a retail space remaining to sell and deliver as of June 30, 2023.

Landsea Homes Corp. | Q2 2023 Form 10-Q | 24

As of June 30, 2023 our Texas segment completed the sale and delivery of the lots acquired from Vintage Estate Homes (“Vintage”) and we expect to see sales and deliveries idle over the short-term as we pivot the Texas segment to new projects from recent land acquisitions that will be consistent with the quality of Landsea Homes’ national brand.

Average Selling Communities

Average selling communities is the sum of communities actively selling homes each month, divided by the total months in the calculation period.

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change
Arizona	17.0	13.0	31%	16.5	11.5	43%
California	12.3	11.0	12%	12.0	11.3	6%
Florida	28.0	26.7	5%	28.8	27.7	4%
Metro New York	—	1.0	(100%)	—	1.0	(100%)
Texas	—	2.0	(100%)	0.5	2.5	(80%)
Total	57.3	53.7	7%	57.8	54.0	7%

Home Deliveries and Home Sales Revenue

Changes in home sales revenue are the result of changes in the number of homes delivered and the ASP of those delivered homes. Commentary on significant changes for each of the segments in these metrics is provided below.

	Three Months Ended June 30,
	2023			2022			% Change
	Homes	Dollar Value	ASP	Homes	Dollar Value	ASP	Homes	Dollar Value	ASP
	(dollars in thousands)
Arizona	160	$70,590	$441	154	$69,176	$449	4%	2%	(2)%
California	115	99,516	865	133	107,687	810	(14)%	(8)%	7%
Florida	264	121,406	460	252	109,084	433	5%	11%	6%
Metro New York	—	—	N/A	28	59,926	2,140	N/A	N/A	N/A
Texas	—	—	N/A	5	4,934	987	N/A	N/A	N/A
Total	539	$291,512	$541	572	$350,807	$613	(6%)	(17%)	(12)%

	Six Months Ended June 30,
	2023			2022			% Change
	Homes	Dollar Value	ASP	Homes	Dollar Value	ASP	Homes	Dollar Value	ASP
	(dollars in thousands)
Arizona	330	$143,124	$434	297	$131,191	$442	11%	9%	(2)%
California	200	166,774	834	261	223,239	855	(23)%	(25)%	(2)%
Florida	476	216,396	455	523	215,625	412	(9)%	—%	10%
Metro New York	1	1,649	1,649	32	67,626	2,113	(97)%	(98)%	(22)%
Texas	4	4,194	1,049	11	11,092	1,008	(64)%	(62)%	4%
Total	1,011	$532,137	$526	1,124	$648,773	$577	(10%)	(18%)	(9)%

Our Arizona segment delivered 160 homes and generated $70.6 million in home sales revenue for the three months ended June 30, 2023. The segment delivered 330 homes and generated $143.1 million in home sales revenue for the six months ended June 30, 2023. The increase in home closings compared to the corresponding periods in 2022 was primarily a result of a net increase in average selling communities and leveraging existing inventory to support quick move-in homes which customers were demanding. The slight decrease in ASP is primarily the result of the mix of homes delivered and increasing incentives. This trend was consistent through the three and six months ended June 30, 2023 compared to the prior year periods.
Landsea Homes Corp. | Q2 2023 Form 10-Q | 25

Our California segment delivered 115 homes and generated $99.5 million in home sales revenue for the three months ended June 30, 2023. The segment delivered 200 homes and generated $166.8 million in home sales revenue for the six months ended June 30, 2023. The decrease in home deliveries during the three and six months ended June 30, 2023, compared to the corresponding periods in 2022 was driven primarily by the affordability challenges observed across the Company. ASP increased during the three months ended June 30, 2023 compared to the prior year period primarily due to mix as we delivered a larger percentage of homes from our higher-end communities. The decrease in ASP during the six months ended June 30, 2023 was primarily the result of the mix of homes delivered and increasing incentives.

Despite a decrease in home deliveries in Florida resulting from affordability concerns, compared to the corresponding prior year period, the ASP increased 10% during the six months ended June 30, 2023. This was the result of additional focus in communities with higher price points that remained relatively steady during the recent challenges stemming from higher mortgage interest rates and market uncertainty. During the three months ended June 30, 2023 we saw growth across all attributes as we see customers returning to the market allowing us to be selective in the use of heavier incentives compared to the prior year period.

The Metro New York segment has nearly sold out its one remaining community, with only two units and a retail space remaining to sell and deliver as of June 30, 2023.

As of June 30, 2023 our Texas segment completed the sale and delivery of the lots acquired from Vintage and we expect to see sales and deliveries idle over the short-term as we pivot the Texas segment to new projects from recent land acquisitions that will be consistent with the quality and price points of Landsea Homes’ national brand.
Home Sales Gross Margins

Home sales gross margin measures the price achieved on delivered homes compared to the costs needed to build the home. In the following table, we calculate gross margins adjusting for interest in cost of sales, real estate inventories impairment, and purchase price accounting for acquired work in process inventory. We believe the below information is meaningful as it isolates the impact that indebtedness, real estate inventories impairment, and acquisitions have on the gross margins and allows for comparability to previous
Landsea Homes Corp. | Q2 2023 Form 10-Q | 26

periods and competitors. See Note 2 – Business Combinations within the accompanying notes to the consolidated financial statements for additional discussion regarding acquired work in process inventory.

	Three Months Ended June 30,
	2023	%	2022	%
	(dollars in thousands)
Home sales revenue	$291,512	100.0%	$350,807	100.0%
Cost of home sales	240,835	82.6%	276,156	78.7%
Home sales gross margin	50,677	17.4%	74,651	21.3%
Add: Interest in cost of home sales	7,276	2.5%	14,704	4.2%
Add: Real estate inventories impairment	4,700	1.6%	—	—%
Adjusted home sales gross margin excluding interest and real estate inventories impairment (1)	62,653	21.5%	89,355	25.5%
Add: Purchase price accounting for acquired inventory	5,710	2.0%	12,812	3.7%
Adjusted home sales gross margin excluding interest, real estate inventories impairment, and purchase price accounting for acquired inventory (1)	$68,363	23.5%	$102,167	29.1%

	Six Months Ended June 30,
	2023	%	2022	%
	(dollars in thousands)
Home sales revenue	$532,137	100.0%	$648,773	100.0%
Cost of home sales	437,889	82.3%	511,858	78.9%
Home sales gross margin	94,248	17.7%	136,915	21.1%
Add: Interest in cost of home sales	11,818	2.2%	21,086	3.3%
Add: Real estate inventories impairment	4,700	0.9%	—	—%
Adjusted home sales gross margin excluding interest and real estate inventories impairment (1)	110,766	20.8%	158,001	24.4%
Add: Purchase price accounting for acquired inventory	10,195	1.9%	30,550	4.7%
Adjusted home sales gross margin excluding interest, real estate inventories impairment, and purchase price accounting for acquired inventory (1)	$120,961	22.7%	$188,551	29.1%
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

Home sales gross margin decreased by 390 basis points and 340 basis points to 17.4% and 17.7% for the three and six months ended June 30, 2023, respectively, compared to the corresponding periods in 2022. The decrease in both the three and six month periods compared to the prior periods are primarily due to the need for additional sales discounts and incentives to drive continued sales and delivery activity in the current period, partially offset by significant costs in the prior year period related to purchase price accounting for acquired inventory. We also recorded a real estate inventories impairment during the three and six months ended June 30, 2023 which decreased our gross margin. Adjusted home sales gross margin excluding interest, real estate inventories impairment, and purchase price accounting for acquired inventory decreased 560 basis points and 640 basis points to 23.5% and 22.7% for the three and six months ended June 30, 2023, respectively, compared to the corresponding periods in 2022. Discounts and incentives increased significantly for the three and six months ended June 30, 2023 compared to the prior year periods primarily related to mortgage interest rate buydowns on behalf of our home-buyers. This represented the primary driver for the decrease in adjusted gross margin period over period.

Landsea Homes Corp. | Q2 2023 Form 10-Q | 27

Backlog

Backlog reflects the number of homes, net of cancellations, for which we have entered into a sales contract with a customer but have not yet delivered the home.

	June 30, 2023			June 30, 2022			% Change
	Homes	Dollar Value	ASP	Homes	Dollar Value	ASP	Homes	Dollar Value	ASP
	(dollars in thousands)
Arizona	113	$48,871	$432	397	$189,064	$476	(72)%	(74)%	(9)%
California	259	229,365	886	284	277,382	977	(9)%	(17)%	(9)%
Florida	350	177,525	507	876	407,066	465	(60)%	(56)%	9%
Metro New York	—	—	N/A	6	20,251	3,375	N/A	N/A	N/A
Texas	—	—	N/A	8	8,352	1,044	N/A	N/A	N/A
Total	722	$455,761	$631	1,571	$902,115	$574	(54)%	(49)%	10%
The decrease in the number of backlog homes and value as of June 30, 2023 as compared to June 30, 2022 was a product of the significant cancellation rates in the second half of 2022 resulting primarily from the spike in mortgage interest rates during that time, combined with the closings of existing inventory, including quick move-in terms demanded by customers. While we have seen demand and cancellations stabilize since the beginning of 2023, the current market environment remains uncertain and further challenges could persist.

Lot Sales and Other Revenue

Lot sales and other revenue and gross margin can vary significantly between reporting periods based on the number of lots under contract and the percentage of completion related to the development activities required as part of the lot sales and other contracts. For the three and six months ended June 30, 2023, we recognized $1.7 million and $2.8 million, respectively, of lot sales and other revenue in our Arizona segment related to the sale and subsequent development of lots under contract. For the three and six months ended June 30, 2022, we collectively recognized $17.9 million and $36.1 million, respectively, of lot sales and other revenue in our Arizona, Florida and Texas segments related to the sale and subsequent development of the lots and related homes under contract.

As of June 30, 2023 and December 31, 2022, we had contract assets of $4.8 million and $7.2 million, respectively, related to lot sales and other revenue. The contract asset balance is included in other assets on the Company’s consolidated balance sheets and represents cash to be received for work already performed on lot sale and other contracts. The amount of the transaction price for lot sales and other contracts allocated to performance obligations that were unsatisfied or partially unsatisfied, as of June 30, 2023 and December 31, 2022 was $8.8 million and $11.6 million, respectively.

As of June 30, 2023 the Company had $0.9 million of deferred revenue related to lot sales and other revenue included in accrued expenses and other liabilities in the Company’s consolidated balance sheets. As of December 31, 2022, the Company had no deferred revenue related to lot sales and other revenue. We recognize these amounts as development progresses and the related performance obligations are completed.

Landsea Homes Corp. | Q2 2023 Form 10-Q | 28

Lots Owned or Controlled

The table below summarizes the lots owned or controlled by reportable segment as of the dates presented. Lots controlled includes lots where we have placed a deposit and have a signed purchase contract or rolling option contract.

	June 30, 2023			June 30, 2022
	Lots Owned	Lots Controlled	Total	Lots Owned	Lots Controlled	Total	% Change
Arizona	2,040	1,389	3,429	2,362	2,285	4,647	(26%)
California	574	1,708	2,282	684	2,078	2,762	(17%)
Florida	2,366	1,687	4,053	1,690	2,954	4,644	(13%)
Metro New York	2	—	2	18	—	18	(89%)
Texas	38	1,204	1,242	28	918	946	31%
Total	5,020	5,988	11,008	4,782	8,235	13,017	(15%)

The total lots owned or controlled at June 30, 2023 decreased 15% from June 30, 2022. While we continue to deliver on owned homes and take possession of lots previously under contract, we are monitoring the market to appropriately manage future lot contracts relative to the current market. Our goal remains to maintain a strong balance sheet while entering into contracts for new lots when we are satisfied that the timing and metrics support our actions.

Results of Operations by Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Pretax income (loss)	(dollars in thousands)		(dollars in thousands)
Arizona	$(610)	$6,465	$(427)	$11,607
California	4,452	22,689	7,389	48,026
Florida	11,388	3,784	19,615	3,856
Metro New York	(298)	1,998	(901)	1,456
Texas	(1,441)	136	(2,761)	122
Corporate	(5,985)	(11,846)	(9,669)	(23,713)
Total	$7,506	$23,226	$13,246	$41,354

Our Arizona segment recorded pretax loss of $0.6 million and $0.4 million in the three and six months ended June 30, 2023, respectively, compared to pretax income of $6.5 million and $11.6 million in the comparable periods during 2022. The decrease in pretax income in both the three and six months ended June 30, 2023 was primarily due to a temporary significant increase in costs of homes delivered, as homes that were built during periods of especially high labor and material costs were completed this quarter. Additionally, the Arizona segment had a significant amount of gross margin from lot sales in the prior period compared to the current period.

Our California segment recorded pretax income of $4.5 million and $7.4 million for the three and six months ended June 30, 2023, respectively, compared to a pretax income of $22.7 million and $48.0 million in the comparable periods in 2022. The decrease in both the three and six months ended June 30, 2023 was due primarily to a comparative drop in deliveries period over period as well as increasing incentives seen across the Company as mortgage interest rates increased, challenging affordability, and driving down volume and gross margin. The California segment also had impacts from increased costs of homes delivered which decreased our gross margin during the periods presented compared to the prior year periods.

Our Florida segment recorded pretax income of $11.4 million and $19.6 million for the three and six months ended June 30, 2023, respectively, compared to pretax income of $3.8 million and $3.9 million in the comparable periods in 2022. We expanded our Florida operations with the acquisition of Hanover in January 2022 and so the corresponding periods in the prior year included additional costs related to the integration and higher amortization of purchase price accounting for acquired inventory and the acquired tradename. During the three and six months ended June 30, 2023, the Florida segment experienced a slowdown in demand similar to other segments, however we saw fewer discounts and incentives needed to maintain our desired sales pace.

Landsea Homes Corp. | Q2 2023 Form 10-Q | 29

The Metro New York segment had pretax loss of $0.3 million and $0.9 million for the three and six months ended June 30, 2023, respectively, which decreased from pretax income of $2.0 million and $1.5 million in the comparable periods in 2022 as the prior three and six month periods included a significant number of deliveries which provided positive gross margins for that segment. We continue to wind up the sales and deliveries activities in that segment.

We have also identified our Corporate operations as a non-operating segment, as it serves to support the business’s operations through functional departments such as executive, finance, treasury, human resources, accounting, and legal. The majority of the Corporate personnel and resources are dedicated to activities relating to the business’s operations and are allocated accordingly. The Corporate non-operating segment generated a smaller pretax loss compared to the prior year period as the corresponding period in 2022 included a loss related to the fair value of the private placement warrants of $7.3 million. The warrants were repurchased in June 2022 and therefore there was no corresponding loss in the current period.

Sales, Marketing, and General and Administrative Expenses

	Three Months Ended June 30,		As a Percentage of Home Sales
	2023	2022	2023	2022
	(dollars in thousands)
Sales and marketing expenses	$18,334	$24,155	6.3%	6.9%
General and administrative expenses	25,980	27,037	8.9%	7.7%
Total sales, marketing, and G&A expenses	$44,314	$51,192	15.2%	14.6%

	Six Months Ended June 30,		As a Percentage of Home Sales
	2023	2022	2023	2022
	(dollars in thousands)
Sales and marketing expenses	$34,742	$43,303	6.5%	6.7%
General and administrative expenses	48,760	49,623	9.2%	7.6%
Total sales, marketing, and G&A expenses	$83,502	$92,926	15.7%	14.3%

For the three and six months ended June 30, 2023, sales, marketing, and general and administrative (“SG&A”) expenses decreased compared to the prior year period primarily due to the slowing of volume and thus related commission and closing costs in the current period. This was partially offset by increases in wage costs, including costs of benefits and severance.

The SG&A expense rate as a percentage of home sales revenue for the three and six months ended June 30, 2023 was 15.2% and 15.7%, an increase of 0.6% and 1.4% from the prior year period, respectively. The SG&A expense rate increased primarily due to higher wage costs as noted above, offset by cost savings on commissions, closings costs and professional fees. While we anticipate commissions and closings costs may rise in the near future as sales and deliveries increase, we expect to be able to further leverage our G&A base, including wages, and reduce the percentage of SG&A compared to home sales revenue in future periods.

Provision for Income Taxes

The provision for income taxes for the three and six months ended June 30, 2023 was a provision of $1.6 million and $3.3 million, respectively, compared to $8.4 million and $13.4 million for the three and six months ended June 30, 2022. The effective tax rate for the three and six months ended June 30, 2023 was 21.8% and 24.6%, respectively, compared to 36.0% and 32.5% for the three and six months ended June 30, 2022. The difference between the statutory tax rate and the effective tax rate for the three and six months ended June 30, 2023 was primarily related to state income taxes net of federal income tax benefits, estimated deduction limitations for executive compensation, and tax credits for energy efficient homes. The difference between the statutory tax rate and the effective tax rate for the three and six months ended June 30, 2022 was primarily related to state income taxes net of federal income tax benefits, estimated deduction limitations for executive compensation, and warrant fair market value adjustments.

The accounting for deferred taxes is based upon estimates of future results. Differences between the anticipated and actual outcomes of these future results could have a material impact on our consolidated results of operations or financial position. Also, changes in existing federal and state tax laws and tax rates could affect future tax results and the valuation of our deferred tax assets.

Landsea Homes Corp. | Q2 2023 Form 10-Q | 30

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
Liquidity and Capital Resources

Overview

As of June 30, 2023, we had $76.1 million of cash, cash equivalents, restricted cash, and cash held in escrow, a $64.6 million decrease from December 31, 2022. The change was primarily due to ordinary business activities as cash from home deliveries was primarily reinvested to acquire and construct additional real estate inventories, pay down debt by $24.3 million, and reduce our accrued expenses. Cash held in escrow represents closings happening immediately before quarter-end in which we received the funds from the title company subsequent to June 30, 2023.

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

We intend to utilize debt as part of our ongoing financial strategy, coupled with redeployment of cash flows from operations to finance our business. As of June 30, 2023, we had outstanding borrowings of $490.0 million in aggregate principal, excluding deferred loan costs, and had $185.0 million in additional borrowing capacity under our facility. We will consider several factors when evaluating our level of indebtedness and when making decisions regarding the incurrence of new indebtedness, including the purchase price of assets to be acquired with debt financing, the market value of our assets and the ability of particular assets, and our business as a whole, to generate cash flow to cover the expected debt service. In addition, our credit facility contains certain financial covenants, among other things, that limit the amount of leverage we can maintain, as well as minimum tangible net worth and liquidity requirements.

We believe that we will be able to fund our current and foreseeable liquidity needs with our cash on hand, cash generated from operations, and cash expected to be available from our credit facility or through accessing debt or equity capital as needed.

Credit Facility
In October 2021, the Company entered into a line of credit agreement (the “Credit Agreement”). The Credit Agreement provides for a senior unsecured borrowing of up to $675.0 million of which there was $490.0 million outstanding as of June 30, 2023. The Company may increase the borrowing capacity up to $850.0 million, under certain circumstances. Borrowings under the Credit Agreement bear
Landsea Homes Corp. | Q2 2023 Form 10-Q | 31

interest at the Secured Overnight Financing Rate (“SOFR”) plus 3.35% or the Prime Rate (as defined in the Credit Agreement) plus 2.75%. The interest rate includes a floor of 3.85%. The Credit Agreement was modified three times in 2022, which resulted in an increase in the borrowing commitment from $585.0 million to $675.0 million, the replacement of the London Interbank Offered Rate (“LIBOR”) with SOFR as an index rate, and an extension of the maturity date to October 2025. As of June 30, 2023, the interest rate on the loan was 8.52%. In July 2023, subsequent to the period covered by this report, the Credit Agreement was modified to extend the maturity date and now matures in October 2026.

Financial Covenants

The Credit Agreement has certain financial covenants, including requirements for us to maintain a minimum liquidity balance, minimum tangible net worth as well as maximum leverage and interest coverage ratios. See the table below for the covenant calculations.

	June 30, 2023		December 31, 2022
Financial Covenants	Actual	Covenant Requirement	Actual	Covenant Requirement
	(dollars in thousands)		(dollars in thousands)
Minimum Liquidity Covenant	$261,090	$50,000	$301,435	$50,000
Interest Coverage Ratio - Adjusted EBITDA to Interest Incurred	3.36	2.00	4.76	1.75
Tangible Net Worth	$642,967	$394,253	$641,636	$394,253
Maximum Leverage Ratio (1)	40.2%	<60%	37.8%	<60%
(1)     Calculation is debt, net of certain cash amounts, divided by that same net debt balance plus tangible net worth.

The Credit Agreement also contains certain restrictive covenants, including limitations on incurrence of other indebtedness, liens, dividends and other distributions, asset dispositions, investments, and limitations on fundamental changes. The Credit Agreement contains customary events of default, subject to cure periods in certain circumstances, that would result in the termination of the commitments and permit the lender to accelerate payment on outstanding borrowings. These events of default include nonpayment of principal, interest, and fees or other amounts; violation of covenants; inaccuracy of representations and warranties; cross default to certain other indebtedness; unpaid judgments; change in control; and certain bankruptcy and other insolvency events. As of June 30, 2023, we were in compliance with all Credit Agreement covenants.

Letters of Credit and Performance Bonds

In the ordinary course of business, and as part of the entitlement and development process, the Company’s subsidiaries are required to provide performance bonds to assure completion of certain public facilities. We had $110.2 million and $114.9 million of performance bonds outstanding at June 30, 2023 and December 31, 2022 respectively.

Cash Flows—Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022

For the six months ended June 30, 2023 and 2022, the comparison of cash flows is as follows:

•Net cash used in operating activities was $11.4 million during the six months ended June 30, 2023 compared to $48.0 million during the same period in 2022. The decrease in net cash flows used in operating activities was primarily due to less cash being used in our real estate inventories construction compared to the prior period. We used $20.3 million less for real estate inventories compared to the prior period. We also used $34.8 million less in other assets primarily related to funds placed in escrow for the purchase of real estate inventory in the corresponding prior period. An increase of $15.8 million in net cash collected from cash held in escrow also drove our cash inflows from operating activities. These changes are partially offset by a decrease in net income, adjusted for noncash operating components of net income, of $24.1 million.

•Net cash used in investing activities was $3.6 million during the six months ended June 30, 2023, compared to $261.4 million during the same period in 2022. This difference was related to payments of $258.7 million, net of cash received from working capital adjustments, for our acquisition of Hanover in January 2022, while we did not acquire any businesses in the current period.

Landsea Homes Corp. | Q2 2023 Form 10-Q | 32

•Net cash used in financing activities was $34.5 million during the six months ended June 30, 2023, compared to net cash provided by financing activities of $65.8 million during the same period in 2022. The decrease was primarily due to a decrease in net borrowings on notes and other debts payable of $95.7 million during the six months ended June 30, 2023 as compared to the prior period in 2022.
Option Contracts

In the ordinary course of business, we enter into land purchase contracts in order to procure lots for the construction of homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require a cash deposit, and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers and others as a method of acquiring land in staged takedowns, to help manage the financial and market risk associated with land holdings, and to reduce the use of funds from financing sources. Option contracts generally require payment of a non-refundable deposit for the right to acquire lots over a specified period of time at pre-determined prices. Our obligations with respect to purchase contracts and option contracts are generally limited to the forfeiture of the related non-refundable cash deposits. As of June 30, 2023, we had outstanding purchase and option contracts totaling $624.7 million, net of $99.5 million related cash deposits (of which $0.7 million is refundable) pertaining to these contracts.

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

Material Cash Requirements

As of June 30, 2023, there had been no material changes to our known contractual and other obligations appearing in the “Material Cash Requirements” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on March 9, 2023.
Stock Repurchases
In March 2023, the Board of Directors authorized a stock repurchase program allowing for the repurchase of up to $10.0 million worth of common stock, with an expiration of December 31, 2023. During the three and six months ended June 30, 2023, the Company repurchased 968,869 shares of common stock for a total of $7.5 million, which was recorded as a reduction to additional paid-in capital. As of June 30, 2023, the Company had approximately $2.5 million in remaining capacity.
In June 2023 members of the Company's senior management team purchased an aggregate of approximately 60,000 shares from the underwriters, at the public offering price of $7.50 per share, that were sold by Landsea Holdings, the Company’s majority stockholder, in a registered secondary offering.
In July 2023, subsequent to the period covered by this report, the Board of Directors authorized additional capacity of approximately $3.3 million, with an expiration date of December 31, 2023, and an additional $10.0 million with no stated expiration date.
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

Landsea Homes Corp. | Q2 2023 Form 10-Q | 33

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

See table below reconciling this non-GAAP measure to the ratio of debt to capital.

	June 30, 2023	December 31, 2022
	(dollars in thousands)
Total notes and other debts payable, net	$482,736	$505,422
Total equity	711,606	710,319
Total capital	$1,194,342	$1,215,741
Ratio of debt to capital	40.4%	41.6%

Total notes and other debts payable, net	$482,736	$505,422
Less: cash, cash equivalents, and restricted cash	74,186	123,634
Less: cash held in escrow	1,904	17,101
Net debt	406,646	364,687

Total capital	$1,194,342	$1,215,741
Ratio of net debt to total capital	34.0%	30.0%

EBITDA and Adjusted EBITDA

The following table presents EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2023 and 2022. Adjusted EBITDA is a non-GAAP financial measure used by management in evaluating operating performance. We define Adjusted EBITDA as net income before (i) income tax expense (benefit), (ii) interest expenses, (iii) depreciation and amortization, (iv) real estate inventories impairment, (v) purchase accounting adjustments for acquired work in process inventory related to business combinations, (vi) loss on debt extinguishment or forgiveness, (vii) transaction costs related to business combinations, (viii) write-off of deferred offering costs, (ix) abandoned projects costs, (x) the impact of income or loss allocations from our unconsolidated joint ventures, and
Landsea Homes Corp. | Q2 2023 Form 10-Q | 34

(xi) loss on remeasurement of warrant liability. We believe Adjusted EBITDA provides an indicator of general economic performance that is not affected by fluctuations in interest, effective tax rates, levels of depreciation and amortization, and items considered to be non-recurring. The economic activity related to our unconsolidated joint ventures is not core to our operations and is the reason we have excluded those amounts. Accordingly, we believe this measure is useful for comparing our core operating performance from period to period. Our presentation of Adjusted EBITDA should not be considered as an indication that our future results will be unaffected by unusual or non-recurring items.

	Three Months Ended June 30,
	2023	2022
	(dollars in thousands)
Net income	$5,866	$14,854
Provision for income taxes	1,640	8,372
Interest in cost of sales	7,319	14,737
Interest relieved to equity in net income of unconsolidated joint ventures	—	35
Depreciation and amortization expense	1,139	1,440
EBITDA	15,964	39,438
Real estate inventories impairment	4,700	—
Purchase price accounting in cost of home sales	5,710	12,812
Transaction costs	18	257
Write-off of offering costs	436	—
Abandoned project costs	197	—
Equity in net income of unconsolidated joint ventures, excluding interest relieved	—	(105)
Loss on debt extinguishment or forgiveness	—	2,476
Loss on remeasurement of warrant liability	—	1,760
Adjusted EBITDA	$27,025	$56,638

	Six Months Ended June 30,
	2023	2022
	(dollars in thousands)
Net income	$9,989	$27,915
Provision for income taxes	3,257	13,439
Interest in cost of sales	11,872	21,126
Interest relieved to equity in net income of unconsolidated joint ventures	—	70
Depreciation and amortization expense	2,557	3,063
EBITDA	27,675	65,613
Real estate inventories impairment	4,700	—
Purchase price accounting in cost of home sales	10,195	30,550
Transaction costs	33	1,205
Write-off of offering costs	436	—
Abandoned project costs	312	—
Equity in net income of unconsolidated joint ventures, excluding interest relieved	—	(139)
Loss on debt extinguishment or forgiveness	—	2,496
Loss on remeasurement of warrant liability	—	7,315
Adjusted EBITDA	$43,351	$107,040
Adjusted Net Income

Adjusted Net Income attributable to Landsea Homes is a non-GAAP financial measure that we believe is useful to management, investors and other users of our financial information in evaluating and understanding our operating results without the effect of certain expenses that were historically pushed down by our parent company and other non-recurring items. We believe excluding these items provides a more comparable assessment of our financial results from period to period. Adjusted Net Income attributable to Landsea Homes is calculated by excluding the effects of related party interest that was pushed down by our parent company, purchase accounting adjustments for acquired work in process inventory related to business combinations, the impact from our unconsolidated
Landsea Homes Corp. | Q2 2023 Form 10-Q | 35

joint ventures, loss on debt extinguishment or forgiveness, real estate inventories impairment, and loss on remeasurement of warrant liability, and tax-effected using a blended statutory tax rate. The economic activity related to our unconsolidated joint ventures is not core to our operations and is the reason we have excluded those amounts. We adjust for the expense of related party interest pushed down from our parent company as we have no obligation to repay the debt and related interest.

	Three Months Ended June 30,
	2023	2022
	(dollars in thousands)
Net income attributable to Landsea Homes Corporation	$4,947	$14,935

Real estate inventories impairment	4,700	—
Pre-Merger capitalized related party interest included in cost of sales	545	1,600
Equity in net income of unconsolidated joint ventures	—	(70)
Purchase price accounting for acquired inventory	5,710	12,812
Loss on debt extinguishment or forgiveness	—	2,476
Loss on remeasurement of warrant liability	—	1,760
Total adjustments	10,955	18,578
Tax-effected adjustments (1)	8,075	16,566

Adjusted net income attributable to Landsea Homes Corporation	$13,022	$31,501

	Six Months Ended June 30,
	2023	2022
	(dollars in thousands)
Net income attributable to Landsea Homes Corporation	$8,165	$28,000

Real estate inventories impairment	4,700	—
Pre-Merger capitalized related party interest included in cost of sales	1,263	3,117
Equity in net income of unconsolidated joint ventures	—	(69)
Purchase price accounting for acquired inventory	10,195	30,550
Loss on debt extinguishment or forgiveness	—	2,496
Loss on remeasurement of warrant liability	—	7,315
Total adjustments	16,158	43,409
Tax-effected adjustments (1)	11,910	36,272

Adjusted net income attributable to Landsea Homes Corporation	$20,075	$64,272
(1)    Our tax-effected adjustments are based on our federal rate and a blended state rate adjusted for certain discrete items.

Landsea Homes Corp. | Q2 2023 Form 10-Q | 36

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of our Company’s Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2023 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures: (a) are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and (b) include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to Company’s management, including the CEO and the CFO, as appropriate, to allow timely discussions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Landsea Homes Corp. | Q2 2023 Form 10-Q | 37

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Item 1, Part 1, “Note 8 – Commitments and Contingencies - Legal.”

Item 1A. Risk Factors

There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 that was filed with the SEC on March 9, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information concerning the Company’s repurchases of common stock during the three months ended June 30, 2023.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (in millions)(1)
April 1, 2023 - April 30, 2023	—	$—	—	$10.0
May 1, 2023 - May 31, 2023	126,069	$6.85	126,069	$9.1
June 1, 2023 - June 30, 2023	842,800	$7.85	842,800	$2.5
(1)     In March 2023, the Board of Directors authorized a stock repurchase program allowing for the repurchase of $10.0 million worth of common stock, expiring December 31, 2023. As of June 30, 2023, 968,869 shares had been repurchased under this authorization.
In July 2023, subsequent to the period covered by this report, the Board of Directors authorized additional capacity of approximately $3.3 million, with an expiration date of December 31, 2023, and an additional $10.0 million with no stated expiration date.
This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax withholding obligations in connection with employee equity awards.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information
(c) Trading Plans
During the quarter ended June 30, 2023, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K)

Landsea Homes Corp. | Q2 2023 Form 10-Q | 38

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
10.1
Amended and Restated Stockholder’s Agreement, by and between Landsea Homes Corporation and Landsea Holdings Corporation, dated June 13, 2023 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 14, 2023)

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
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL: (i) Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022; (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2023 and 2022, (iii) Consolidated Statements of Equity for the three and six months ended June 30, 2023 and 2022; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022 and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL (included as Exhibit 101).

*    Filed herewith.
**    Furnished herewith.

Landsea Homes Corp. | Q2 2023 Form 10-Q | 39

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Landsea Homes Corporation

Date: August 1, 2023	By:	/s/ John Ho
John Ho
Chief Executive Officer
(Principal Executive Officer)

Date: August 1, 2023	By:	/s/ Chris Porter
Chris Porter
Chief Financial Officer
(Principal Financial Officer)

Landsea Homes Corp. | Q2 2023 Form 10-Q | 40