Form 10-Q
period 2023-09-30
Landsea Homes Corp
filed 2023-11-02
CIK 1721386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR
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

As of October 27, 2023, 37,795,191 Class A common stock, par value $0.0001 per share, were outstanding.

Landsea Homes Corporation
Form 10-Q Index
For the Three and Nine Months Ended September 30, 2023

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Landsea Homes Corporation
Consolidated Balance Sheets - (Unaudited)
(in thousands, except share and per share amounts)

	September 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$133,491	$123,634
Cash held in escrow	10,956	17,101
Real estate inventories	1,155,661	1,093,369
Due from affiliates	4,232	3,744
Goodwill	68,639	68,639
Other assets	104,108	134,009
Total assets	$1,477,087	$1,440,496

Liabilities
Accounts payable	$72,287	$74,445
Accrued expenses and other liabilities	150,079	149,426
Due to affiliates	881	884
Line of credit facility, net	317,010	505,422
Senior notes, net	235,383	—
Total liabilities	775,640	730,177

Commitments and contingencies (Note 8)

Equity
Stockholders’ equity:
Preferred stock, $0.0001 par value, 50,000,000 shares authorized, none issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized, 41,382,453 issued and 37,795,191 outstanding as of September 30, 2023, 42,110,794 issued and 40,884,268 outstanding as of December 31, 2022	4	4
Additional paid-in capital	477,837	497,598
Retained earnings	175,109	158,348
Total stockholders’ equity	652,950	655,950
Noncontrolling interests	48,497	54,369
Total equity	701,447	710,319
Total liabilities and equity	$1,477,087	$1,440,496
See accompanying notes to the consolidated financial statements.

Landsea Homes Corp. | Q3 2023 Form 10-Q | 1

Landsea Homes Corporation
Consolidated Statements of Operations - (Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue
Home sales	$258,062	$326,496	$790,199	$975,269
Lot sales and other	19,286	9,089	22,133	45,222
Total revenues	277,348	335,585	812,332	1,020,491

Cost of sales
Home sales	209,753	258,362	647,642	770,220
Lot sales and other	13,309	10,737	15,770	40,546
Total cost of sales	223,062	269,099	663,412	810,766

Gross margin
Home sales	48,309	68,134	142,557	205,049
Lot sales and other	5,977	(1,648)	6,363	4,676
Total gross margin	54,286	66,486	148,920	209,725

Sales and marketing expenses	16,930	21,063	51,672	64,366
General and administrative expenses	25,463	21,111	74,223	70,734
Total operating expenses	42,393	42,174	125,895	135,100

Income from operations	11,893	24,312	23,025	74,625

Other income (loss), net	656	990	2,770	(654)
Loss on remeasurement of warrant liability	—	—	—	(7,315)
Pretax income	12,549	25,302	25,795	66,656

Provision for income taxes	3,066	4,021	6,323	17,460

Net income	9,483	21,281	19,472	49,196
Net income attributable to noncontrolling interests	887	1,311	2,711	1,226
Net income attributable to Landsea Homes Corporation	$8,596	$19,970	$16,761	$47,970

Income per share:
Basic	$0.22	$0.49	$0.43	$1.10
Diluted	$0.22	$0.49	$0.42	$1.09

Weighted average common shares outstanding:
Basic	38,336,100	39,935,152	39,402,507	42,768,269
Diluted	38,440,392	40,097,269	39,549,035	42,943,871
See accompanying notes to the consolidated financial statements.

Landsea Homes Corp. | Q3 2023 Form 10-Q | 2

Landsea Homes Corporation
Consolidated Statements of Equity - (Unaudited)
(in thousands, except shares)

	Common Stock
	Shares	Amount	Additional paid-in capital	Retained earnings	Noncontrolling interests	Total stockholders' equity
Balance at June 30, 2023	39,183,181	$4	$490,741	$166,513	$54,348	$711,606
Stock options exercised	3,877	—	37	—	—	37
Stock-based compensation expense	—	—	879	—	—	879
Repurchase of common stock and associated tax	(1,391,867)	—	(13,820)	—	—	(13,820)
Distributions to noncontrolling interests	—	—	—	—	(6,738)	(6,738)
Net income	—	—	—	8,596	887	9,483
Balance at September 30, 2023	37,795,191	$4	$477,837	$175,109	$48,497	$701,447

	Common Stock
	Shares	Amount	Additional paid-in capital	Retained earnings	Noncontrolling interests	Total stockholders’ equity
Balance at December 31, 2022	40,884,268	$4	$497,598	$158,348	$54,369	$710,319
Shares issued under share-based awards	267,782	—	—	—	—	—
Stock options exercised	3,877	—	37	—	—	37
Cash paid for shares withheld for taxes	—	—	(695)	—	—	(695)
Stock-based compensation expense	—	—	2,249	—	—	2,249
Repurchase of common stock and associated tax	(2,360,736)	—	(21,352)	—	—	(21,352)
Forfeiture and cancellation of Earnout Shares	(1,000,000)	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	(8,583)	(8,583)
Net income	—	—	—	16,761	2,711	19,472
Balance at September 30, 2023	37,795,191	$4	$477,837	$175,109	$48,497	$701,447

See accompanying notes to the consolidated financial statements.

Landsea Homes Corp. | Q3 2023 Form 10-Q | 3

Landsea Homes Corporation
Consolidated Statements of Equity - (Unaudited)
(in thousands, except shares)

	Common Stock
	Shares	Amount	Additional paid-in capital	Retained earnings	Noncontrolling interests	Total stockholders' equity
Balance at June 30, 2022	40,925,579	$4	$496,170	$112,797	$56,165	$665,136
Shares issued under share-based awards	24,464	—	—	—	—	—
Stock-based compensation expense	—	—	908	—	—	908
Distributions to noncontrolling interests	—	—	—	—	(3,072)	(3,072)
Net income (loss)	—	—	—	19,970	1,311	21,281
Balance at September 30, 2022	40,950,043	$4	$497,078	$132,767	$54,404	$684,253

	Common Stock
	Shares	Amount	Additional paid-in capital	Retained earnings	Noncontrolling interests	Total stockholders’ equity
Balance at December 31, 2021	46,281,091	$5	$535,345	$84,797	$1,250	$621,397
Shares issued under share-based awards	228,529	—	—	—	—	—
Cash paid for shares withheld for taxes	—	—	(848)	—	—	(848)
Stock-based compensation expense	—	—	2,780	—	—	2,780
Repurchase of common stock	(5,559,577)	(1)	(40,199)	—	—	(40,200)
Contributions from noncontrolling interests	—	—	—	—	55,000	55,000
Distributions to noncontrolling interests	—	—	—	—	(3,072)	(3,072)
Net income (loss)	—	—	—	47,970	1,226	49,196
Balance at September 30, 2022	40,950,043	$4	$497,078	$132,767	$54,404	$684,253
See accompanying notes to the consolidated financial statements.

Landsea Homes Corp. | Q3 2023 Form 10-Q | 4

Landsea Homes Corporation
Consolidated Statements of Cash Flows - (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2023	2022
	(dollars in thousands)
Cash flows from operating activities:
Net income	$19,472	$49,196
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	3,778	4,445
Loss on remeasurement of warrant liability	—	7,315
Real estate inventories impairment	4,700	—
Stock-based compensation	2,249	2,780
Loss on extinguishment or forgiveness of debt	—	2,496
Abandoned project costs	745	324
Write-off of offering costs	436	—
Deferred taxes	(10)	(2,217)
Changes in operating assets and liabilities:
Cash held in escrow	6,145	(3,111)
Real estate inventories	(64,666)	(99,397)
Due from affiliates	(491)	(715)
Other assets	31,790	(46,887)
Accounts payable	(2,159)	2,284
Accrued expenses and other liabilities	123	287
Net cash provided by (used in) operating activities	2,112	(83,200)

Cash flows from investing activities:
Purchases of property and equipment	(5,530)	(4,062)
Distributions of capital from unconsolidated joint ventures	—	578
Payments for business acquisition, net of cash acquired	—	(258,727)
Net cash used in investing activities	(5,530)	(262,211)

Cash flows from financing activities:
Borrowings from notes and other debts payable	482,500	361,910
Repayments of notes and other debts payable	(429,300)	(240,526)
Cash paid for shares withheld for taxes	(695)	(848)
Payment for buyback of warrants	—	(16,500)
Proceeds from exercise of stock options	37	—
Repurchases of common stock	(21,160)	(40,200)
Contributions from noncontrolling interests	—	55,000
Distributions to noncontrolling interests	(8,583)	(3,072)
Deferred offering costs paid	(224)	—
Debt issuance and extinguishment costs paid	(9,300)	(3,414)
Net cash provided by financing activities	13,275	112,350

Net decrease in cash, cash equivalents, and restricted cash	9,857	(233,061)
Cash, cash equivalents, and restricted cash at beginning of period	123,634	343,253
Cash, cash equivalents, and restricted cash at end of period	$133,491	$110,192
See accompanying notes to the consolidated financial statements.

Landsea Homes Corp. | Q3 2023 Form 10-Q | 5

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
Landsea Homes Corp. | Q3 2023 Form 10-Q | 6

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
Landsea Homes Corp. | Q3 2023 Form 10-Q | 7

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

	Three Months Ended September 30,	Nine Months Ended September 30,
	2022	2022
	(dollars in thousands)
Revenue	$335,585	$1,025,600

Pretax income	34,994	103,890
Provision for income taxes	4,823	27,213
Net income	$30,171	$76,677
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

The following table summarizes the carrying amount and classification of the VIEs’ assets and liabilities in the consolidated balance sheets as of September 30, 2023 and December 31, 2022.

	September 30, 2023	December 31, 2022
	(dollars in thousands)
Cash	$4,407	$4,697
Real estate inventories	90,682	99,699
Due from affiliates	719	329
Other assets	2,104	2,124
Total assets	$97,912	$106,849

Accounts payable	$288	$1,577
Accrued expenses and other liabilities	4,950	5,616
Total liabilities	$5,238	$7,193
Landsea Homes Corp. | Q3 2023 Form 10-Q | 8

Landsea Homes Corporation
Notes to the Consolidated Financial Statements - (unaudited)
 4.     Real Estate Inventories
Real estate inventories are summarized as follows:

	September 30, 2023	December 31, 2022
	(dollars in thousands)
Deposits and pre-acquisition costs	$101,429	$101,395
Land held and land under development	280,755	191,047
Homes completed or under construction	720,265	779,352
Model homes	53,212	21,575
Total real estate inventories	$1,155,661	$1,093,369
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
During the nine months ended September 30, 2023 the Company recorded $4.7 million of real estate inventories impairment charges related to one community in its California segment. In this instance, the Company determined that additional incentives and persistent discounts were required to sell the remaining homes and was the primary cause of driving the estimated future cash flows for the community below its previous carrying values. No additional impairments were recorded during the three months ended September 30, 2023. The Company did not recognize any impairments on real estate inventories during the three and nine months ended September 30, 2022. Real estate inventories impairment charges are recorded to cost of home sales in the consolidated statements of operations.
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
For the three and nine months ended September 30, 2023, the Company incurred and capitalized interest of $14.4 million and $37.6 million, respectively. For the three and nine months ended September 30, 2022, the Company incurred and capitalized interest of $13.8 million and $28.6 million, respectively. Previously capitalized interest included in cost of sales during the three and nine months ended September 30, 2023 was $10.0 million and $21.9 million, respectively. Previously capitalized interest included in cost of sales during the three and nine months ended September 30, 2022 was $10.2 million and $31.3 million, respectively. These amounts included interest from certain related party transactions, refer to Note 9 – Related Party Transactions for additional information.
Landsea Homes Corp. | Q3 2023 Form 10-Q | 9

Landsea Homes Corporation
Notes to the Consolidated Financial Statements - (unaudited)
 6.    Other Assets
As of September 30, 2023 and December 31, 2022, the Company had contract assets of $6.3 million and $7.2 million, respectively, related to lot sales and other revenue. The contract asset balance is included in other assets on the Company’s consolidated balance sheets and represents cash to be received for work already performed on lot sales and other contracts. The amount of the transaction price for lot sales and other contracts remaining to be recognized as revenue for performance obligations that were not fully satisfied as of September 30, 2023 and December 31, 2022 was $3.7 million and $11.6 million, respectively. As of September 30, 2023, the Company had $1.0 million of deferred revenue related to lot sales and other revenue included in accrued expenses and other liabilities in the Company’s consolidated balance sheets. As of December 31, 2022, the Company had no deferred revenue related to lot sales and other revenue. The Company reduces these liabilities and recognizes revenue as development progresses and the related performance obligations are completed.
 7.     Notes and Other Debts Payable, net
Amounts outstanding under notes and other debts payable, net consist of the following:

	September 30, 2023	December 31, 2022
	(dollars in thousands)
Line of credit facility	$325,000	$514,300
Deferred loan costs	(7,990)	(8,878)
Line of credit facility, net	$317,010	$505,422

	September 30, 2023	December 31, 2022
	(dollars in thousands)
Senior notes	$250,000	$—
Discount and deferred loan costs	(14,617)	—
Senior notes, net	$235,383	$—
In October 2021, the Company entered into a line of credit agreement (the “Credit Agreement”). The Credit Agreement provides for a senior unsecured borrowing of up to $675.0 million of which there was $325.0 million outstanding as of September 30, 2023. The Company may increase the borrowing capacity up to $850.0 million, under certain conditions. Funds available under the Credit Agreement are subject to a borrowing base requirement which is calculated on specified percentages of our real estate inventories. Borrowings under the Credit Agreement bear interest at SOFR plus 3.35% or Prime Rate (as defined in the Credit Agreement) plus 2.75%. The interest rate includes a floor of 3.85%. The Credit Agreement was modified three times in 2022, which resulted in an increase in the borrowing commitment from $585.0 million to $675.0 million, the replacement of LIBOR with SOFR as an index rate, and an extension of the maturity date to October 2025. As of September 30, 2023, the interest rate on the loan was 8.68%. In July 2023, the Credit Agreement was modified to extend the maturity date and now matures in October 2026.
In July 2023, the Company entered into a new senior unsecured note (the “Note Purchase Agreement”). The Note Purchase Agreement provided for the private placement of $250.0 million aggregate principal amount of 11% senior notes (the “Senior Notes”). The Company received the proceeds, net of discount and fees, in July 2023. The Senior Notes matures in July 2028.
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
The Credit Agreement and Note Purchase Agreement contain certain restrictive financial covenants, such as requirements for the Company to maintain a minimum liquidity balance, minimum tangible net worth, and leverage and interest coverage ratios. As of September 30, 2023, the Company was in compliance with all financial covenants.

Landsea Homes Corp. | Q3 2023 Form 10-Q | 10

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
In the fourth quarter of 2021, certain insurers paid $14.9 million on behalf of the Company and others to settle a wrongful death suit. The insurers contend they are entitled to seek reimbursement from the Company for some or all of such amounts, which the Company disputes. During October 2023, one of the insurers filed a lawsuit seeking reimbursement, however, at this time the Company is unable to estimate the amount or outcome of the insurers’ claims against the Company. In addition, the Company is unable to estimate the amount or outcome of its recovery actions against relevant third parties.
Performance Obligations—In the ordinary course of business, and as part of the entitlement and development process, the Company’s subsidiaries are required to provide performance bonds to assure completion of certain public facilities. The Company had $101.2 million and $114.9 million of performance bonds outstanding as of September 30, 2023 and December 31, 2022, respectively.
Warranty—Estimated future direct warranty costs are accrued and charged to cost of sales in the period when the related homebuilding revenues are recognized. Changes in the Company’s warranty accrual are detailed in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(dollars in thousands)
Beginning warranty accrual	$46,227	$18,010	$46,657	$15,692
Warranty provision	2,988	1,359	5,162	4,602
Warranty payments	(3,547)	(1,118)	(6,151)	(2,043)
Ending warranty accrual	$45,668	$18,251	$45,668	$18,251
Operating Leases—The Company primarily enters into operating leases for the right to use office space, model homes, and computer and office equipment, which have remaining lease terms that range from 1 to 8 years and often include one or more options to renew. During December 2021, the Company sold model homes and immediately leased back these models. Certain of these model homes were not complete at the time of sale. All of the leases from the sale-leasebacks are accounted for as operating leases and are reflected as part of the Company’s right-of-use assets and lease liabilities in the accompanying consolidated balance sheets. Certain of these sales were to a related party; refer to Note 9 – Related Party Transactions for further detail. The weighted average remaining lease term as of September 30, 2023 and December 31, 2022 was 5.8 and 5.7 years, respectively. Renewal terms are included in the lease term when it is reasonably certain the option will be exercised.
The Company established a right-of-use asset and a lease liability based on the present value of future minimum lease payments at the commencement date of the lease, or, if subsequently modified, the date of modification for active leases. As the rate implicit in each lease is not readily determinable, the Company’s incremental borrowing rate is used in determining the present value of future minimum payments as of the commencement date. The weighted average rate as of September 30, 2023 and December 31, 2022 was 5.4% and 4.6%, respectively. Lease components and non-lease components are accounted for as a single lease component. As of September 30, 2023, the Company had $12.9 million and $14.1 million recognized as a right-of-use asset and lease liability, respectively, which are presented on the consolidated balance sheets within other assets and accrued expenses and other liabilities, respectively. As of December 31, 2022, the Company had $15.6 million and $16.4 million recognized as a right-of-use asset and lease liability, respectively.
Operating lease expense for the three and nine months ended September 30, 2023 was $0.9 million and $2.8 million, respectively, and is included in general and administrative expenses on the consolidated statements of operations. For the three and nine months ended September 30, 2022 operating lease expense was $0.5 million and $1.6 million, respectively.
Landsea Homes Corp. | Q3 2023 Form 10-Q | 11

Landsea Homes Corporation
Notes to the Consolidated Financial Statements - (unaudited)
Future minimum payments under the noncancelable operating leases in effect at September 30, 2023 were as follows (dollars in thousands):

2023	$1,042
2024	3,481
2025	2,582
2026	2,332
2027	2,101
Thereafter	4,737
Total lease payments	16,275
Less: Discount	(2,217)
Present value of lease liabilities	$14,058
 9.    Related Party Transactions
The Company continues to pay for certain costs on behalf of Landsea Holdings. The Company records a due from affiliate balance for all such payments. As of September 30, 2023 and December 31, 2022, the Company had a net receivable due from affiliates balance of $3.4 million and $2.9 million, respectively.
In August 2023, the Company repurchased from the underwriters, at the public offering price of $9.75 per share, 800,000 shares of common stock that were sold by Green Investment Alpha Limited, a beneficial owner of the Company, in a registered secondary offering, for a total purchase price of $7.8 million. Green Investment Alpha Limited no longer qualifies as a related party upon the completion of the sale.
In June 2023, the Company repurchased from the underwriters, at the public offering price of $7.50 per share, 443,478 shares of common stock that were sold by Landsea Holdings, the Company’s majority stockholder, in a registered secondary offering, for a total purchase price of $3.3 million.
In June 2022, the Company entered into two transactions with Landsea Holdings. On June 1, 2022, the Board of Directors authorized the Company to repurchase 4.4 million shares of common stock held by Landsea Holdings. The Company paid $30.0 million at a price of $6.82 per share, a discount of 5% compared to the closing price on May 31, 2022 of $7.18. Additionally, the Company repurchased all 5.5 million outstanding Private Placement Warrants, of which Landsea Holdings held 2.2 million. The Company paid Landsea Holdings $6.6 million at $3.00 per Private Placement Warrant. In addition, 2.8 million of the repurchased Private Placement Warrants were held by Level Field Capital, LLC, a related party that is controlled by a member of the Company’s Board of Directors. The Company paid Level Field Capital, LLC $8.4 million at $3.00 per Private Placement Warrant. The Company’s common stock and Warrants are discussed further in Note 14 – Stockholders’ Equity.
In June 2022, Landsea Capital Fund, who is under common control with the Company, contributed $55.0 million to the LCF JV. The LCF JV, which is consolidated by the Company, used these proceeds to purchase undeveloped land from the Company. The Company distributed $6.7 million and $8.6 million to Landsea Capital Fund during the three and nine months ended September 30, 2023, respectively. All intercompany transactions between the Company and the LCF JV have been eliminated upon consolidation.
In December 2021, the Company sold model homes to a related party for total consideration of $15.2 million. Construction of certain of these model homes was not complete at the time of sale. The Company recognized lot sales and other revenue of $1.2 million during the nine months ended September 30, 2022 related to the model homes still under construction on the sale date. Corresponding lot and other cost of sales of $1.3 million was also recognized during the same period. No additional revenue or cost of sales related to this transaction were recognized during the three months ended September 30, 2022. The Company did not recognize any revenue or other cost of sales related to these model homes during the three and nine months ended September 30, 2023. As part of this transaction, the Company leased back these models. The total amount of rent payments made during the three and nine months ended September 30, 2023 is $0.2 million and $0.6 million, respectively. The total amount of rent payments made during the three and nine months ended September 30, 2022 is $0.2 million and $0.6 million, respectively. The right-of-use asset and lease liability balances associated with these leases is $0.7 million and $0.7 million, respectively, as of September 30, 2023 and $1.3 million and $1.3 million, respectively, as of December 31, 2022.
Landsea Homes Corp. | Q3 2023 Form 10-Q | 12

Landsea Homes Corporation
Notes to the Consolidated Financial Statements - (unaudited)
In July 2021, the Company entered into a landbank agreement for a project in its California segment with a related party. The Company will make regular payments to the related party based on an annualized rate of 7% of the undeveloped land costs while the land is developed and may purchase, at the Company’s discretion, the lots at a predetermined price of $28.9 million. The total amount of interest payments made during the three and nine months ended September 30, 2023 is $0.1 million and $0.5 million, respectively. The total amount of interest payments made during the three and nine months ended September 30, 2022 is $0.2 million and $0.8 million, respectively. During the three and nine months ended September 30, 2023, payments of $3.0 million and $7.0 million, including fees, have been made to purchase developed lots from the related party, respectively. During the three and nine months ended September 30, 2022, payments of $1.7 million and $7.9 million, including fees, were made to purchase developed lots from the related party, respectively. Capitalized interest included in real estate inventories on the consolidated balance sheets associated with this transaction was $0.9 million and $0.8 million as of September 30, 2023 and December 31, 2022, respectively. Previously capitalized related party interest included in cost of sales during the three and nine months ended September 30, 2023 was $0.4 million and $0.8 million, respectively. There was no previously capitalized related party interest included in cost of sales during the three and nine months ended September 30, 2022.
Landsea Holdings holds a series of notes payable to affiliated entities of its parent. The cash Landsea Holdings received from this debt was previously utilized to partially fund operations of the Company. Related party interest incurred by Landsea Holdings was historically pushed down to the Company and reflected on the consolidated balance sheets of the Company, primarily in real estate inventories, and on the consolidated statements of operations in cost of sales. Refer to Note 5 – Capitalized Interest for further detail. As the Company did not guarantee the notes payable nor have any obligations to repay the notes payable, and as the notes payable were not assigned to the Company, the notes payable do not represent a liability of the Company and accordingly have not been reflected in the consolidated balance sheets. Additionally, in connection with the Merger (as defined below), the Company is precluded from repaying Landsea Holdings’ notes payable to the affiliated entities of its parent. Therefore, beginning January 7, 2021, additional interest from these notes payable is no longer pushed down to the Company. Capitalized interest included in real estate inventories on the consolidated balance sheets associated with this transaction was $0.6 million and $2.2 million as of September 30, 2023 and December 31, 2022, respectively. Previously capitalized related party interest included in cost of sales during the three and nine months ended September 30, 2023 was $0.3 million and $1.6 million, respectively. Previously capitalized related party interest included in cost of sales during the three and nine months ended September 30, 2022 was $0.7 million and $3.8 million, respectively.

 10.    Income Taxes
The effective tax rate of the Company was 24.4% and 24.5% for the three and nine months ended September 30, 2023, respectively, and 15.9% and 26.2% for the three and nine months ended September 30, 2022, respectively. The difference between the statutory tax rate and the effective tax rate for the nine months ended September 30, 2023 is primarily related to state income taxes net of federal income tax benefits, estimated deduction limitations for executive compensation under Section 162(m), and tax credits for energy-efficient homes. The difference between the statutory tax rate and the effective tax rate for the nine months ended September 30, 2022 is primarily related to state income taxes net of federal income tax benefits, estimated deduction limitations for executive compensation, warrant fair market value adjustments, and tax credits for energy-efficient homes.
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
The Inflation Reduction Act (“IRA”) of 2022 was enacted into law on August 16, 2022. The IRA introduced a 15% corporate alternative minimum tax on average annual adjusted financial statement income for applicable corporations, and a 1% excise tax on stock repurchases made by publicly traded US corporations after December 31, 2022. The IRA also retroactively extended the federal tax credit for building new energy-efficient homes for homes delivered from January 1, 2022 through December 31, 2032.
Landsea Homes Corp. | Q3 2023 Form 10-Q | 13

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
The following table summarizes total revenue and pretax income by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(dollars in thousands)
Revenue
Arizona	$69,308	$76,808	$215,000	$234,927
California	103,982	118,977	270,756	343,466
Florida	104,058	103,564	320,740	320,358
Metro New York	—	28,132	1,649	95,758
Texas	—	8,104	4,187	25,982
Total revenues	$277,348	$335,585	$812,332	$1,020,491

Pretax income (loss)
Arizona	$5,253	$6,046	$4,826	$17,653
California	9,795	20,059	17,184	68,085
Florida	4,378	4,172	23,993	8,028
Metro New York	(917)	(810)	(1,818)	646
Texas	(1,383)	(215)	(4,144)	(93)
Corporate	(4,577)	(3,950)	(14,246)	(27,663)
Total pretax income	$12,549	$25,302	$25,795	$66,656
Landsea Homes Corp. | Q3 2023 Form 10-Q | 14

Landsea Homes Corporation
Notes to the Consolidated Financial Statements - (unaudited)
The following table summarizes total assets by segment:

	September 30, 2023	December 31, 2022
	(dollars in thousands)
Assets
Arizona	$346,411	$357,788
California	545,670	513,549
Florida	432,565	422,045
Metro New York	42,249	45,277
Texas	54,669	26,923
Corporate	55,523	74,914
Total assets	$1,477,087	$1,440,496
Included in the Corporate segment assets is cash and cash equivalents of $21.3 million and $40.3 million as of September 30, 2023 and December 31, 2022, respectively.
As of September 30, 2023 and December 31, 2022, goodwill of $47.9 million and $20.7 million was allocated to the Florida and Arizona segments, respectively.
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
The following table presents carrying values and estimated fair values of financial instruments:

		September 30, 2023		December 31, 2022
	Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
		(dollars in thousands)
Liabilities:
Line of credit facility (1)	Level 2	$325,000	$325,000	$514,300	$514,300
Senior notes (2)	Level 2	$250,000	$242,500	$—	$—
(1)     Carrying amount approximates fair value due to the variable interest rate terms of these loans. Carrying value excludes any associated discounts or deferred loan costs.
(2)     Carrying amount, net of discount, approximates fair value due to the recency of the debt issuance. Carrying value excludes any associated discounts or deferred loan costs.
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

Non-financial assets such as real estate inventories and goodwill are measured at fair value on a non-recurring basis using a discounted cash flow approach with Level 3 inputs within the fair value hierarchy. This measurement is performed when events and circumstances indicate the asset’s carrying value is not fully recoverable. During the nine months ended September 30, 2023, we
Landsea Homes Corp. | Q3 2023 Form 10-Q | 15

Landsea Homes Corporation
Notes to the Consolidated Financial Statements - (unaudited)
determined that real estate inventories with a carrying value of $24.1 million within one community in our California segment was not expected to be fully recoverable. Accordingly, we recognized real estate inventories impairment charges of an aggregate $4.7 million to reflect the estimated fair value of the community of $19.4 million. No additional impairments were recorded during the three months ended September 30, 2023. The Company determined that none of the real estate inventories or goodwill required impairment during the three and nine months ended September 30, 2022. Refer to Note 4 – Real Estate Inventories for additional information.
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
 13. Stock-Based Compensation
The following table presents a summary of the Company’s nonvested performance share units (“PSUs”) and restricted stock units (“RSUs”) for the nine months ended September 30, 2023:

	Awards	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested, at December 31, 2022	1,625	$8.82
Granted	298	8.28
Vested	(375)	8.68
Forfeited	—	—
Nonvested, at September 30, 2023	1,548	$8.75
The following table presents a summary of the Company’s stock options activity for the nine months ended September 30, 2023:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Options outstanding at December 31, 2022	684	$8.82
Granted	228	6.46
Exercised	(4)	8.83
Forfeited	(205)	8.73
Options outstanding at September 30, 2023	703	$8.09	8.75	$636
Options exercisable at September 30, 2023	163	$8.82	8.36	$28

Stock-based compensation expense totaled $0.9 million and $2.2 million during the three and nine months ended September 30, 2023, respectively, and is included in general and administrative expenses on the consolidated statements of operations. For the three and nine months ended September 30, 2022, stock-based compensation expense was $0.9 million and $2.8 million, respectively.
Landsea Homes Corp. | Q3 2023 Form 10-Q | 16

Landsea Homes Corporation
Notes to the Consolidated Financial Statements - (unaudited)
The following table presents a summary of the Company’s outstanding RSUs and PSUs, assuming the current estimated level of performance achievement (in thousands, except years):

September 30, 2023
(in thousands, except period)
Unvested units	1,548
Remaining cost on unvested units	$2,995
Remaining vesting period	3.25 years
Stock-based compensation expense associated with the outstanding RSUs and PSUs is measured using the grant date fair value. The expense associated with the PSUs also incorporates the estimated achievement of the established performance criteria at the end of each reporting period until the performance period ends.
 14. Stockholders’ Equity
The Company’s authorized capital stock consists of 500.0 million shares of common stock with a par value of $0.0001 per share, and 50.0 million shares of preferred stock with a par value of $0.0001 per share. As of September 30, 2023, there were 41.4 million shares of common stock issued and 37.8 million outstanding, and no shares of preferred stock issued or outstanding. All outstanding shares of common stock are validly issued, fully paid and nonassessable.
Stock Repurchases
In January 2022, the Board of Directors authorized a stock repurchase program. The program allowed for the repurchase of up to $10.0 million worth of common stock, inclusive of associated fees. The authorization to effect stock repurchases expired on June 30, 2022, with no remaining capacity to repurchase common stock. In April 2022, the Board of Directors authorized an extension of the stock repurchase program for the repurchase of an additional $10.0 million of capacity to repurchase common stock, with an expiration of December 31, 2022. In June 2022, the Board of Directors authorized a repurchase of 4,398,826 shares of our common stock directly from the Company’s majority shareholder for $30.0 million, or a per-share price of $6.82 per share.
During the nine months ended September 30, 2022, the Company repurchased 5,559,577 shares of common stock for a total of $40.0 million, which was recorded as a reduction to additional paid-in capital. A portion of these shares were repurchased directly from the Company’s majority shareholder. Refer to Note 9 – Related Party Transactions for additional information. No shares were repurchased during the three months ended September 30, 2022. As of September 30, 2022, the Company had approximately $10.0 million in remaining authorized capacity.
In March 2023, the Board of Directors authorized a stock repurchase program allowing for the repurchase of up to $10.0 million worth of common stock, with an expiration of December 31, 2023. In July 2023, the Board of Directors authorized additional capacity of approximately $3.3 million, with an expiration date of December 31, 2023, and an additional $10.0 million with no stated expiration date.
During the three and nine months ended September 30, 2023, the Company repurchased 1,391,867 and 2,360,736 shares of common stock for a total of $13.7 million and $21.2 million, respectively, which was recorded as a reduction to additional paid-in capital. A portion of these shares were repurchased directly from the Company’s majority shareholder. Refer to Note 9 – Related Party Transactions for additional information. As of September 30, 2023, the Company had approximately $2.1 million in remaining authorized capacity.
In October 2023, subsequent to the period covered by this report, the Board of Directors authorized additional capacity of $20.0 million with no stated expiration date.
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
Landsea Homes Corp. | Q3 2023 Form 10-Q | 17

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
Warrants
As of September 30, 2023, there were 15,525,000 outstanding Warrants consisting entirely of public warrants. At the time of the Merger, the Warrant Agreement was amended so that each public warrant is exercisable at $1.15 for one tenth of a share of common stock. As part of the amendment, each holder of the public warrants received $1.85 per warrant for a total of $28.7 million paid by the Company upon closing of the Merger. The Warrants will expire five years after the completion of the Merger or earlier upon redemption or liquidation.
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
Landsea Homes Corp. | Q3 2023 Form 10-Q | 18

Landsea Homes Corporation
Notes to the Consolidated Financial Statements - (unaudited)
 15. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(dollars in thousands, except share and per share amounts)
Numerator
Net income attributable to Landsea Homes Corporation	$8,596	$19,970	$16,761	$47,970
Less: undistributed earnings allocated to participating shares	—	(487)	—	(1,094)
Net income attributable to common stockholders	$8,596	$19,483	$16,761	$46,876

Denominator
Weighted average common shares outstanding - basic	38,336,100	40,935,152	39,402,507	43,768,269
Adjustment for weighted average participating shares outstanding	—	(1,000,000)	—	(1,000,000)
Adjusted weighted average common shares outstanding under two class method - basic	38,336,100	39,935,152	39,402,507	42,768,269
Dilutive effect of warrants	—	—	—	—
Dilutive effect of share-based awards	104,292	162,117	146,528	175,602
Adjusted weighted average common shares outstanding under two class method - diluted	38,440,392	40,097,269	39,549,035	42,943,871

Earnings per share
Basic	$0.22	$0.49	$0.43	$1.10
Diluted	$0.22	$0.49	$0.42	$1.09
The Company excluded 2.0 million and 2.2 million common stock equivalents from diluted EPS related to antidilutive warrants, options, and share-based awards during the three and nine months ended September 30, 2023, respectively. The Company excluded 1.6 million common stock equivalents from diluted EPS during each of the three and nine months ended September 30, 2022.
 16.    Supplemental Disclosures of Cash Flow Information
The following table presents certain supplemental cash flow information:

	Nine Months Ended September 30,
	2023	2022
	(dollars in thousands)
Supplemental disclosures of cash flow information
Interest paid, net of amounts capitalized	$—	$—
Income taxes paid	$8,736	$32,454

Supplemental disclosures of non-cash investing and financing activities
Change in right-of-use assets for new, modified, or terminated operating leases	$338	$3,660
 17.    Subsequent Event

On October 10, 2023, the Company expanded into the Colorado market by acquiring certain assets of Richfield Homes, LLC. The Company paid an aggregate cash purchase price of $22.5 million to acquire approximately 290 owned or controlled lots in the greater Denver, Colorado area, including any construction in progress on those lots.
Landsea Homes Corp. | Q3 2023 Form 10-Q | 19

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with and is qualified in its entirety by the consolidated financial statements and notes thereto included elsewhere in this document. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements. Factors that may cause such a difference include, but are not limited to, those discussed in the section entitled “Risk Factors” of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on March 9, 2023. This section discusses certain items in the three and nine months ended September 30, 2023 and 2022 and year-to-year comparisons between those periods. References to “we”, “Landsea Homes”, the “Company”, “us”, or “our” refer to Landsea Homes Corporation.

Landsea Homes Corp. | Q3 2023 Form 10-Q | 20

Consolidated Financial Data

The following table summarizes our unaudited results of operations for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(dollars in thousands, except per share amounts)		(dollars in thousands, except per share amounts)
Revenue
Home sales	$258,062	$326,496	$790,199	$975,269
Lot sales and other	19,286	9,089	22,133	45,222
Total revenues	277,348	335,585	812,332	1,020,491

Cost of sales
Home sales	209,753	258,362	647,642	770,220
Lot sales and other	13,309	10,737	15,770	40,546
Total cost of sales	223,062	269,099	663,412	810,766

Gross margin
Home sales	48,309	68,134	142,557	205,049
Lot sales and other	5,977	(1,648)	6,363	4,676
Total gross margin	54,286	66,486	148,920	209,725

Sales and marketing expenses	16,930	21,063	51,672	64,366
General and administrative expenses	25,463	21,111	74,223	70,734
Total operating expenses	42,393	42,174	125,895	135,100

Income from operations	11,893	24,312	23,025	74,625

Other income (loss), net	656	990	2,770	(654)
Loss on remeasurement of warrant liability	—	—	—	(7,315)
Pretax income	12,549	25,302	25,795	66,656

Provision for income taxes	3,066	4,021	6,323	17,460

Net income	9,483	21,281	19,472	49,196
Net income attributable to noncontrolling interests	887	1,311	2,711	1,226
Net income attributable to Landsea Homes Corporation	$8,596	$19,970	$16,761	$47,970

Income per share:
Basic	$0.22	$0.49	$0.43	$1.10
Diluted	$0.22	$0.49	$0.42	$1.09

Weighted average common shares outstanding:
Basic	38,336,100	39,935,152	39,402,507	42,768,269
Diluted	38,440,392	40,097,269	39,549,035	42,943,871
Landsea Homes Corp. | Q3 2023 Form 10-Q | 21

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

We continue to capitalize on opportunities to shift inventory and product to more affordable offerings through our acquisition in Florida. In January 2022, we acquired 100% of Hanover Family Builders, LLC (“Hanover”), a Florida-based homebuilder, for an aggregate cash purchase price, net of working capital adjustments, of $262.6 million. The Hanover acquisition increased our presence in Florida with a backlog of 522 units valued at $228.1 million as of the acquisition date. We believe this acquisition fits with and continues to advance our overall business strategy by expanding into new geographic and diverse markets.

On October 10, 2023, the Company expanded into the Colorado market by acquiring certain assets of Richfield Homes, LLC. The Company paid an aggregate cash purchase price of $22.5 million to acquire approximately 290 owned or controlled lots in the greater Denver, Colorado area, including any construction in progress on those lots.

During recent years, we saw significant increases in demand across our markets, fueled by historically low interest rates on mortgage loans and a generally tightening supply of homes for sale. This increased demand allowed us to increase prices and derive additional revenue from homes sales as we delivered more units than ever before. Supply chain issues, labor shortages, and the resulting cost increases partially offset some of the revenue growth that we experienced. Costs of construction of our homes have varied significantly over the past two years. During 2023, a significant portion of these supply chain and labor challenges have eased, however, recent increases, and the potential for future increases, in federal interest rates have put downward pressure on demand in our industry by reducing affordability for homebuyers across all of our markets.

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

Rising interest rates have put downward pressure on demand due to decreased affordability for many potential homebuyers across the nation. Challenges to affordability negatively impacted absorption and cancellation rates, particularly in the second half of 2022. During the first half of 2023, both metrics showed signs of improving and stabilizing, however continued inflation and federal interest rate increases, and the potential for future increases, have continued to cause affordability concerns and market uncertainty which could create further challenges across the homebuilding industry. We continue to monitor mortgage interest rates but are unsure of the length and magnitude of any future interest rate increases by the Federal Reserve which ultimately drive these rates. This has led us to respond to the current market by focusing sales and marketing efforts on addressing affordability and interest rates as well as providing certain purchase incentives, subject to managing our inventory levels in the market. We manage certain marketing programs nationwide, however the majority of incentives we offer are tailored to each community’s circumstances. We regularly perform stress tests on our backlog to identify homebuyers that are most likely to cancel their sales contracts, without intervention, due to higher costs from rising interest rates. Additionally, through a licensing agreement, we partnered with NFM Lending as a preferred lender to provide mortgage services under the name Landsea Mortgage. In connection with this arrangement, we have focused many of our incentives on mortgage interest rates and assisting homebuyers with buydowns on their home loans. This has helped achieve certain goals related to sales pace and absorption, but the added discounts and incentives have lowered revenue and gross margins. We continue to monitor the credit worthiness of our homebuyers with NFM Lending to ensure as many of our sales as possible lead to successful home deliveries.
Landsea Homes Corp. | Q3 2023 Form 10-Q | 22

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

Summary Results of Operations

For the nine months ended September 30, 2023, home sales revenue decreased 19% to $790.2 million from $975.3 million and home deliveries decreased 12% to 1,459 units from 1,667 units, in each case as compared to the same period in the prior year. The decrease in home deliveries and home sales revenue year-over-year is primarily the result of a decrease in demand and affordability as mortgage interest rates have risen significantly compared to the prior year period. In addition, our Metro New York segment has nearly completed delivering homes at its one community, with only two units remaining to deliver. In total, our net income for the nine months ended September 30, 2023 was $19.5 million compared to $49.2 million in the corresponding prior year period.

We remain focused on growth and view our leverage ratios as a key factor in allowing us to expand. While we have grown organically and through acquisitions in recent years, we remain in a position to act on our strategy and to be opportunistic about acquisitions and other growth opportunities. Our debt-to-capital ratio increased marginally to 44.1% as of September 30, 2023 compared to 41.6% as of December 31, 2022. We believe the continued strength of our balance sheet and operating platform have positioned us well to continue to execute our growth strategy.

We anticipate the homebuilding markets in each of our operating segments to be tied to both the local economy and the macro-economic environment. Accordingly, net orders, home deliveries, and average selling price (“ASP”) can be negatively affected by economic conditions, such as rising interest rates, decreases in employment and median household incomes, as well as decreases in household formations and increasing supply of inventories. Shortages in labor or materials can also significantly increase costs, reduce gross margins, and lower our overall profitability. During the nine months ended September 30, 2023 we observed improved absorption rates compared to the same period in the prior year, primarily due to successful sales promotions that have helped generate sales, offset by interest rates remaining high and continued concerns about affordability. We are seeing signs of stabilization in metrics such as cancellation rates compared to the second half of 2022. Our results have been impacted, and could be further impacted, by continued challenges in home affordability as a result of price appreciation, increases in mortgage interest rates, or tightening of mortgage lending standards.

Landsea Homes Corp. | Q3 2023 Form 10-Q | 23

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

	Three Months Ended September 30,
	2023				2022				% Change
	Homes	Dollar Value	ASP	Monthly Absorption Rate	Homes	Dollar Value	ASP	Monthly Absorption Rate	Homes	Dollar Value	ASP	Monthly Absorption Rate
	(dollars in thousands)
Arizona	136	$59,444	$437	2.7	38	$15,397	$405	0.8	258%	286%	8%	238%
California	140	128,352	917	4.1	68	56,460	830	1.8	106%	127%	10%	128%
Florida	210	97,245	463	2.3	134	70,973	530	1.8	57%	37%	(13)%	28%
Metro New York	—	—	N/A	—	7	13,472	1,925	2.3	N/A	N/A	N/A	N/A
Texas	—	—	N/A	—	10	9,172	917	1.7	N/A	N/A	N/A	N/A
Total	486	$285,041	$587	2.7	257	$165,474	$644	1.5	89%	72%	(9)%	80%

	Nine Months Ended September 30,
	2023				2022				% Change
	Homes	Dollar Value	ASP	Monthly Absorption Rate	Homes	Dollar Value	ASP	Monthly Absorption Rate	Homes	Dollar Value	ASP	Monthly Absorption Rate
	(dollars in thousands)
Arizona	474	$201,452	$425	3.2	310	$154,420	$498	2.6	53%	30%	(15)%	23%
California	520	446,045	858	4.9	357	330,705	926	3.4	46%	35%	(7)%	44%
Florida	551	240,269	436	2.1	728	350,029	481	3.0	(24%)	(31%)	(9)%	(30%)
Metro New York	—	—	N/A	—	20	50,662	2,533	2.2	N/A	N/A	N/A	N/A
Texas	4	4,194	1,049	1.5	17	16,268	957	0.8	(76)%	(74)%	10%	88%
Total	1,549	$891,960	$576	3.0	1,432	$902,084	$630	2.9	8%	(1%)	(9)%	3%

For both the three and nine months ended September 30, 2023, the increase in net new orders in Arizona compared to the prior year period was due to the implementation of sales programs during a challenging environment for affordability. Interest rates began to have a significant impact on our Arizona segment during the three months ended September 30, 2022, and resulted in a significant drop in net orders at that time. Although interest rates continue to be high compared to recent periods, the use of targeted incentives has lowered ASP during the nine months ended September 30, 2023, but drove a significant amount of business for the same period, resulting in an increase in net new orders.

In the California segment, the increase in net new orders for the three and nine months ended September 30, 2023, was primarily due to additional incentives which lowered ASP but provided positive results from the market compared to the corresponding prior periods. Like other markets, California began to see challenges from rising interest rates in the third quarter of 2022, but sales improved more quickly than in our other markets due to additional incentives and quick move-in homes, which have been subject to increased demand during the nine months ended September 30, 2023. There is still uncertainty about the long-term trends as consumers continue evaluating prices and overall payments in the current environment.

Our Florida segment was initially more resilient than our other segments to the interest rate and inflationary pressures seen across the company. However, we have seen an increased slowdown in this segment resulting from increased mortgage interest rates and decreased affordability during the nine months ended September 30, 2023 compared to the prior period. These challenges to affordability decreased the number of homes sales significantly. We continue to strive for the right balance between incentives and sales pace and are tailoring our current incentives and marketing to push for greater absorption in the market. Driven by these efforts, we experienced greater volume in this segment, while recognizing slightly lower ASPs, during the third quarter of 2023.
Landsea Homes Corp. | Q3 2023 Form 10-Q | 24

The Metro New York segment has nearly sold out its one remaining community, with only two units and a retail space remaining to sell and deliver as of September 30, 2023.

Prior to September 30, 2023, our Texas segment completed the sale and delivery of the lots acquired from Vintage Estate Homes (“Vintage”) and we expect sales and deliveries to idle over the short-term as we pivot the Texas segment to new projects from recent land acquisitions that will be consistent with the quality of Landsea Homes’ national brand.

Average Selling Communities

Average selling communities is the sum of communities actively selling homes each month, divided by the total months in the calculation period.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
Arizona	17.0	16.3	4%	16.7	13.1	27%
California	11.3	12.3	(8%)	11.8	11.7	1%
Florida	31.0	25.3	23%	29.5	26.9	10%
Metro New York	—	1.0	(100%)	—	1.0	(100%)
Texas	—	2.0	(100%)	0.3	2.3	(87%)
Total	59.3	57.0	4%	58.3	55.0	6%

Home Deliveries and Home Sales Revenue

Changes in home sales revenue are the result of changes in the number of homes delivered and the ASP of those delivered homes. Commentary on significant changes for each of the segments in these metrics is provided below.

	Three Months Ended September 30,
	2023			2022			% Change
	Homes	Dollar Value	ASP	Homes	Dollar Value	ASP	Homes	Dollar Value	ASP
	(dollars in thousands)
Arizona	115	$50,314	$438	154	$69,690	$453	(25%)	(28%)	(3)%
California	115	103,982	904	128	118,978	930	(10)%	(13)%	(3)%
Florida	218	103,766	476	243	103,086	424	(10)%	1%	12%
Metro New York	—	—	N/A	11	28,132	2,557	N/A	N/A	N/A
Texas	—	—	N/A	7	6,610	944	N/A	N/A	N/A
Total	448	$258,062	$576	543	$326,496	$601	(17%)	(21%)	(4)%

	Nine Months Ended September 30,
	2023			2022			% Change
	Homes	Dollar Value	ASP	Homes	Dollar Value	ASP	Homes	Dollar Value	ASP
	(dollars in thousands)
Arizona	445	$193,438	$435	451	$200,881	$445	(1%)	(4%)	(2)%
California	315	270,756	860	389	342,217	880	(19)%	(21)%	(2)%
Florida	694	320,162	461	766	318,711	416	(9)%	—%	11%
Metro New York	1	1,649	1,649	43	95,758	2,227	(98)%	(98)%	(26)%
Texas	4	4,194	1,049	18	17,702	983	(78)%	(76)%	7%
Total	1,459	$790,199	$542	1,667	$975,269	$585	(12%)	(19%)	(7)%

Our Arizona segment delivered 115 homes and generated $50.3 million in home sales revenue for the three months ended September 30, 2023. The segment delivered 445 homes and generated $193.4 million in home sales revenue for the nine months ended September
Landsea Homes Corp. | Q3 2023 Form 10-Q | 25

30, 2023. The decrease in home deliveries, revenue, and ASP compared to the corresponding periods in 2022 was primarily the result of lower home sales and more significant incentives during recent periods. An increase in average selling communities and our ability to leverage existing inventory to support quick move-in homes that have been experiencing higher demand have helped to offset such decreases in our Arizona segment.

Our California segment delivered 115 homes and generated $104.0 million in home sales revenue for the three months ended September 30, 2023. The segment delivered 315 homes and generated $270.8 million in home sales revenue for the nine months ended September 30, 2023. The decrease in home deliveries, revenue, and ASP during the three and nine months ended September 30, 2023, compared to the corresponding periods in 2022 was driven primarily by the affordability challenges observed across the Company as those lower home sales and more significant incentives during recent periods.

Despite the decrease in home deliveries in Florida resulting from affordability concerns, ASP increased 12% and 11% during the three and nine months ended September 30, 2023, respectively, compared to the corresponding prior year period. This increase was the result of additional focus in communities with higher price points that remained relatively steady during the recent challenges stemming from higher mortgage interest rates and market uncertainty. Similar to our other segments, market uncertainty and concerns of affordability remain and could impact future results further.

The Metro New York segment has nearly sold out its one remaining community, with only two units and a retail space remaining to sell and deliver as of September 30, 2023.

Prior to September 30, 2023, our Texas segment completed the sale and delivery of the lots acquired from Vintage and we expect sales and deliveries to idle over the short-term as we pivot the Texas segment to new projects from recent land acquisitions that will be consistent with the quality and price points of Landsea Homes’ national brand.
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

Landsea Homes Corp. | Q3 2023 Form 10-Q | 26

	Three Months Ended September 30,
	2023	%	2022	%
	(dollars in thousands)
Home sales revenue	$258,062	100.0%	$326,496	100.0%
Cost of home sales	209,753	81.3%	258,362	79.1%
Home sales gross margin	48,309	18.7%	68,134	20.9%
Add: Interest in cost of home sales	9,713	3.8%	10,138	3.1%
Add: Real estate inventories impairment	—	—%	—	—%
Adjusted home sales gross margin excluding interest and real estate inventories impairment (1)	58,022	22.5%	78,272	24.0%
Add: Purchase price accounting for acquired inventory	3,865	1.5%	10,612	3.3%
Adjusted home sales gross margin excluding interest, real estate inventories impairment, and purchase price accounting for acquired inventory (1)	$61,887	24.0%	$88,884	27.2%

	Nine Months Ended September 30,
	2023	%	2022	%
	(dollars in thousands)
Home sales revenue	$790,199	100.0%	$975,269	100.0%
Cost of home sales	647,642	82.0%	770,220	79.0%
Home sales gross margin	142,557	18.0%	205,049	21.0%
Add: Interest in cost of home sales	21,531	2.7%	31,224	3.2%
Add: Real estate inventories impairment	4,700	0.6%	—	—%
Adjusted home sales gross margin excluding interest and real estate inventories impairment (1)	168,788	21.4%	236,273	24.2%
Add: Purchase price accounting for acquired inventory	14,060	1.8%	41,162	4.2%
Adjusted home sales gross margin excluding interest, real estate inventories impairment, and purchase price accounting for acquired inventory (1)	$182,848	23.1%	$277,435	28.4%
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

Home sales gross margin decreased by 220 basis points and 300 basis points to 18.7% and 18.0% for the three and nine months ended September 30, 2023, respectively, compared to the corresponding periods in 2022. The decrease in both the three and nine month periods compared to the prior periods are primarily due to the need for additional sales discounts and incentives to drive continued sales and delivery activity in the current period, partially offset by significant costs in the prior year period related to purchase price accounting for acquired inventory. We also recorded a real estate inventories impairment during the nine months ended September 30, 2023 which decreased our gross margin. Adjusted home sales gross margin excluding interest, real estate inventories impairment, and purchase price accounting for acquired inventory decreased 320 basis points and 530 basis points to 24.0% and 23.1% for the three and nine months ended September 30, 2023, respectively, compared to the corresponding periods in 2022. Discounts and incentives increased significantly for the three and nine months ended September 30, 2023, compared to the prior year periods primarily related to mortgage interest rate buydowns on behalf of our home-buyers. This represented the primary driver for the decrease in adjusted gross margin period over period.

Landsea Homes Corp. | Q3 2023 Form 10-Q | 27

Backlog

Backlog reflects the number of homes, net of cancellations, for which we have entered into a sales contract with a customer but have not yet delivered the home.

	September 30, 2023			September 30, 2022			% Change
	Homes	Dollar Value	ASP	Homes	Dollar Value	ASP	Homes	Dollar Value	ASP
	(dollars in thousands)
Arizona	134	$58,000	$433	281	$134,771	$480	(52)%	(57)%	(10)%
California	284	253,735	893	224	214,864	959	27%	18%	(7)%
Florida	342	171,004	500	767	374,953	489	(55)%	(54)%	2%
Metro New York	—	—	N/A	2	5,591	2,796	N/A	N/A	N/A
Texas	—	—	N/A	11	10,914	992	N/A	N/A	N/A
Total	760	$482,739	$635	1,285	$741,093	$577	(41)%	(35)%	10%
The decrease in the number of backlog homes and value as of September 30, 2023 as compared to September 30, 2022 was a product of the significant cancellation rates in the second half of 2022 resulting primarily from the spike in mortgage interest rates during that time, combined with the closings of existing inventory, including quick move-in terms demanded by customers. While we have seen demand and cancellations stabilize since the beginning of 2023, the current market environment remains uncertain and further challenges could persist.

Lot Sales and Other Revenue

Lot sales and other revenue and gross margin can vary significantly between reporting periods based on the number of lots under contract and the percentage of completion related to the development activities required as part of the lot sales and other contracts. For the three and nine months ended September 30, 2023, we recognized $19.3 million and $22.1 million, respectively, of lot sales and other revenue in our Arizona segment related to the sale and subsequent development of lots under contract. For the three and nine months ended September 30, 2022, we collectively recognized $9.1 million and $45.2 million, respectively, of lot sales and other revenue in our Arizona, Florida and Texas segments related to the sale and subsequent development of the lots and related homes under contract.

As of September 30, 2023 and December 31, 2022, we had contract assets of $6.3 million and $7.2 million, respectively, related to lot sales and other revenue. The contract asset balance is included in other assets on the Company’s consolidated balance sheets and represents cash to be received for work already performed on lot sale and other contracts. The amount of the transaction price for lot sales and other contracts allocated to performance obligations that were unsatisfied or partially unsatisfied, as of September 30, 2023 and December 31, 2022 was $3.7 million and $11.6 million, respectively.

As of September 30, 2023 the Company had $1.0 million of deferred revenue related to lot sales and other revenue included in accrued expenses and other liabilities in the Company’s consolidated balance sheets. As of December 31, 2022, the Company had no deferred revenue related to lot sales and other revenue. We recognize these amounts as development progresses and the related performance obligations are completed.

Landsea Homes Corp. | Q3 2023 Form 10-Q | 28

Lots Owned or Controlled

The table below summarizes the lots owned or controlled by reportable segment as of the dates presented. Lots controlled includes lots where we have placed a deposit and have a signed purchase contract or rolling option contract.

	September 30, 2023			September 30, 2022
	Lots Owned	Lots Controlled	Total	Lots Owned	Lots Controlled	Total	% Change
Arizona	1,833	1,534	3,367	2,302	2,191	4,493	(25%)
California	718	1,415	2,133	628	1,948	2,576	(17%)
Florida	2,388	1,606	3,994	2,420	1,978	4,398	(9%)
Metro New York	2	—	2	7	—	7	(71%)
Texas	130	1,577	1,707	18	918	936	82%
Total	5,071	6,132	11,203	5,375	7,035	12,410	(10%)

The total lots owned or controlled at September 30, 2023 decreased 10% from September 30, 2022. While we continue to deliver on owned homes and take possession of lots previously under contract, we are monitoring the market to appropriately manage future lot contracts relative to the current market. Our goal remains to maintain a strong balance sheet while entering into contracts for new lots when we are satisfied that the timing and metrics support our actions.

Results of Operations by Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Pretax income (loss)	(dollars in thousands)		(dollars in thousands)
Arizona	$5,253	$6,046	$4,826	$17,653
California	9,795	20,059	17,184	68,085
Florida	4,378	4,172	23,993	8,028
Metro New York	(917)	(810)	(1,818)	646
Texas	(1,383)	(215)	(4,144)	(93)
Corporate	(4,577)	(3,950)	(14,246)	(27,663)
Total	$12,549	$25,302	$25,795	$66,656

Our Arizona segment recorded pretax income of $5.3 million and $4.8 million in the three and nine months ended September 30, 2023, respectively, compared to pretax income of $6.0 million and $17.7 million in the comparable periods during 2022. The decrease in pretax income in both the three and nine months ended September 30, 2023 was primarily due to a decrease in revenue per home as additional incentives have been required to continue to close homes at our desired pace. Additionally, we have seen significant increases in costs of homes delivered, as more homes that were built during periods of especially high labor and material costs were completed during the current periods presented compared to the prior year periods.

Our California segment recorded pretax income of $9.8 million and $17.2 million for the three and nine months ended September 30, 2023, respectively, compared to a pretax income of $20.1 million and $68.1 million in the comparable periods in 2022. The decrease in both the three and nine months ended September 30, 2023, was due primarily to a comparative drop in deliveries period over period as well as increasing incentives seen across the Company as mortgage interest rates increased, challenging affordability, and driving down volume and gross margin. The California segment also had impacts from increased costs of homes delivered which decreased our gross margin during the current year periods presented compared to the prior year periods.

Our Florida segment recorded pretax income of $4.4 million and $24.0 million for the three and nine months ended September 30, 2023, respectively, compared to pretax income of $4.2 million and $8.0 million in the comparable periods in 2022. We expanded our Florida operations with the acquisition of Hanover in January 2022 and so the corresponding periods in the prior year included additional costs related to the integration and higher amortization of purchase price accounting for acquired inventory and the acquired tradename. During the three and nine months ended September 30, 2023, the Florida segment experienced a slowdown in demand similar to other segments, however in most cases, we observed that the increases in ASP equaled or exceeded the increases in costs.

Landsea Homes Corp. | Q3 2023 Form 10-Q | 29

The Metro New York segment had pretax loss of $0.9 million and $1.8 million for the three and nine months ended September 30, 2023, respectively, which decreased from pretax loss of $0.8 million and pretax income of $0.6 million in the comparable periods in 2022 as the prior nine month period included a significant number of deliveries during the first half of the year which provided positive gross margins for that segment. We continue to wind up the sales and deliveries activities in this segment.

We have also identified our Corporate operations as a non-operating segment, as it serves to support the business’s operations through functional departments such as executive, finance, treasury, human resources, accounting, and legal. The majority of the Corporate personnel and resources are dedicated to activities relating to the business’s operations and are allocated accordingly. For the three months ended September 30, 2023, the loss allocated to Corporate increased by $0.6 million compared to the prior period primarily due to fluctuations in general and administrative (“G&A”) expenses, see below for further explanation. The Corporate non-operating segment generated a smaller pretax loss year-to-date compared to the prior year period as the corresponding period in 2022 included a loss related to the fair value of the private placement warrants of $7.3 million. The warrants were repurchased in June 2022 and therefore there was no corresponding loss in the current period.

Sales, Marketing, and General and Administrative Expenses

	Three Months Ended September 30,		As a Percentage of Home Sales
	2023	2022	2023	2022
	(dollars in thousands)
Sales and marketing expenses	$16,930	$21,063	6.6%	6.5%
General and administrative expenses	25,463	21,111	9.9%	6.5%
Total sales, marketing, and G&A expenses	$42,393	$42,174	16.5%	13.0%

	Nine Months Ended September 30,		As a Percentage of Home Sales
	2023	2022	2023	2022
	(dollars in thousands)
Sales and marketing expenses	$51,672	$64,366	6.5%	6.6%
General and administrative expenses	74,223	70,734	9.4%	7.3%
Total sales, marketing, and G&A expenses	$125,895	$135,100	15.9%	13.9%

For the three and nine months ended September 30, 2023, sales and marketing expenses decreased compared to the prior year period primarily due to the slowing of volume and thus related commission and closing costs in the current period. This was partially offset by increases in wage costs and other operational costs in the G&A expenses as the Company continues to grow.

The sales, marketing, and general and administrative (“SG&A”) expense rate as a percentage of home sales revenue for the three and nine months ended September 30, 2023, was 16.5% and 15.9%, an increase of 3.5% and 2.0% from the prior year periods, respectively. The SG&A expense rate increased primarily due to higher wage and operational costs as noted above, offset by cost savings on commissions, closings costs and professional fees. While we anticipate commissions and closings costs may rise in the near future as sales and deliveries increase, we expect to be able to further leverage our G&A base, including wages, and reduce the percentage of SG&A compared to home sales revenue in future periods.

Provision for Income Taxes

The provision for income taxes for the three and nine months ended September 30, 2023, was a provision of $3.1 million and $6.3 million, respectively, compared to $4.0 million and $17.5 million for the three and nine months ended September 30, 2022. The effective tax rate for the three and nine months ended September 30, 2023, was 24.4% and 24.5%, respectively, compared to 15.9% and 26.2% for the three and nine months ended September 30, 2022. The difference between the statutory tax rate and the effective tax rate for the three and nine months ended September 30, 2023, was primarily related to state income taxes net of federal income tax benefits, estimated deduction limitations for executive compensation, and tax credits for energy-efficient homes. The difference between the statutory tax rate and the effective tax rate for the three and nine months ended September 30, 2022, was primarily related to state income taxes net of federal income tax benefits, estimated deduction limitations for executive compensation, warrant fair market value adjustments, and tax credits for energy-efficient homes.

Landsea Homes Corp. | Q3 2023 Form 10-Q | 30

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
Liquidity and Capital Resources

Overview

As of September 30, 2023, we had $144.4 million of cash, cash equivalents, restricted cash, and cash held in escrow, a $3.7 million increase from December 31, 2022. The change was primarily due to the sale of our Senior Notes (as defined below) and borrowings from notes and other debt payables offset by ordinary business activities as cash from home deliveries was primarily reinvested to acquire and construct additional real estate inventories. Cash held in escrow represents closings happening immediately before quarter-end in which we received the funds from the title company subsequent to September 30, 2023.

Our principal sources of capital are cash generated from home and land sales activities, borrowings under our credit facility and proceeds from the sale of our Senior Notes. Principal uses of capital are land purchases, land development, home construction, repayments on the credit facility, and the payment of routine liabilities.

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

We intend to utilize debt as part of our ongoing financial strategy, coupled with redeployment of cash flows from operations to finance our business. As of September 30, 2023, we had outstanding borrowings of $575.0 million in aggregate principal, excluding discount and deferred loan costs, and had $245.0 million in additional borrowing capacity under our credit facility. We will consider several factors when evaluating our level of indebtedness and when making decisions regarding the incurrence of new indebtedness, including the purchase price of assets to be acquired with debt financing, the market value of our assets and the ability of particular assets, and our business as a whole, to generate cash flow to cover the expected debt service. In addition, our credit facility contains certain financial covenants, among other things, that limit the amount of leverage we can maintain, as well as minimum tangible net worth and liquidity requirements.

We believe that we will be able to fund our current and foreseeable liquidity needs with our cash on hand, cash generated from operations, and cash expected to be available from our credit facility or through accessing debt or equity capital as needed.

Landsea Homes Corp. | Q3 2023 Form 10-Q | 31

Credit Facility
In October 2021, the Company entered into a line of credit agreement (the “Credit Agreement”). The Credit Agreement provides for a senior unsecured borrowing of up to $675.0 million of which there was $325.0 million outstanding as of September 30, 2023. The Company may increase the borrowing capacity up to $850.0 million, under certain circumstances. Funds available under the Credit Agreement are subject to a borrowing base requirement which is calculated on specified percentages of our real estate inventories. Borrowings under the Credit Agreement bear interest at the Secured Overnight Financing Rate (“SOFR”) plus 3.35% or the Prime Rate (as defined in the Credit Agreement) plus 2.75%. The interest rate includes a floor of 3.85%. The Credit Agreement was modified three times in 2022, which resulted in an increase in the borrowing commitment from $585.0 million to $675.0 million, the replacement of the London Interbank Offered Rate (“LIBOR”) with SOFR as an index rate, and an extension of the maturity date to October 2025. As of September 30, 2023, the interest rate on the loan was 8.68%. In July 2023, the Credit Agreement was modified to extend the maturity date and now matures in October 2026.
Senior Notes
In July 2023, the Company entered into a new senior unsecured note (the “Note Purchase Agreement”). The Note Purchase Agreement provided for the private placement of $250.0 million aggregate principal amount of 11% senior notes (the “Senior Notes”). The Company received the proceeds, net of discount and fees, in July 2023. The Senior Notes mature in July 2028.

Financial Covenants

The Credit Agreement and Note Purchase Agreement have certain financial covenants, including requirements for us to maintain a minimum liquidity balance, minimum tangible net worth as well as maximum leverage and interest coverage ratios. See the table below for the covenant calculations.

	September 30, 2023		December 31, 2022
Financial Covenants	Actual	Covenant Requirement	Actual	Covenant Requirement
	(dollars in thousands)		(dollars in thousands)
Minimum Liquidity Covenant	$494,447	$50,000	$301,435	$50,000
Interest Coverage Ratio - Adjusted EBITDA to Interest Incurred	2.88	2.00	4.76	1.75
Tangible Net Worth	$632,807	$394,253	$641,636	$394,253
Maximum Leverage Ratio (1)	40.7%	<60%	37.8%	<60%
(1)     Calculation is debt, net of certain cash amounts, divided by that same net debt balance plus tangible net worth.

The Credit Agreement and Note Purchase Agreement also contain certain restrictive covenants, including limitations on incurrence of other indebtedness, liens, dividends and other distributions, asset dispositions, investments, and limitations on fundamental changes. They contain customary events of default, subject to cure periods in certain circumstances, that would result in the termination of the commitments and permit the lender to accelerate payment on outstanding borrowings. These events of default include nonpayment of principal, interest, and fees or other amounts; violation of covenants; inaccuracy of representations and warranties; cross default to certain other indebtedness; unpaid judgments; change in control; and certain bankruptcy and other insolvency events. As of September 30, 2023, we were in compliance with all related covenants.

Letters of Credit and Performance Bonds

In the ordinary course of business, and as part of the entitlement and development process, the Company’s subsidiaries are required to provide performance bonds to assure completion of certain public facilities. We had $101.2 million and $114.9 million of performance bonds outstanding at September 30, 2023 and December 31, 2022, respectively.

Cash Flows—Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022

For the nine months ended September 30, 2023 and 2022, the comparison of cash flows is as follows:

•Net cash provided by operating activities was $2.1 million during the nine months ended September 30, 2023 compared to net cash used in operating activities of $83.2 million during the same period in 2022. The increase in net cash provided by operating activities was primarily due to less cash being used in our real estate inventories construction and a positive rather
Landsea Homes Corp. | Q3 2023 Form 10-Q | 32

than negative cash flow from other assets compared to the prior period. We used $34.7 million less for real estate inventories compared to the prior period. In addition, cash from other assets was $31.8 million during the nine months ended September 30, 2023, compared to a use of $46.9 million in the prior period, primarily related to funds placed in escrow for the purchase of real estate inventory in the prior period that were closed on in the current period. An increase of $9.3 million in net cash collected from cash held in escrow compared to the prior period also contributed to the increase in our net cash provided by operating activities. These changes were partially offset by a decrease in net income, adjusted for noncash operating components of net income, of $33.0 million.

•Net cash used in investing activities was $5.5 million during the nine months ended September 30, 2023, compared to $262.2 million during the same period in 2022. This difference was related to payments of $258.7 million, net of cash received from working capital adjustments, for our acquisition of Hanover in January 2022, while we did not acquire any businesses in the current period.

•Net cash provided by financing activities was $13.3 million during the nine months ended September 30, 2023, compared to $112.4 million during the same period in 2022. The decrease was primarily due to a decrease in net borrowings on notes and other debts payable of $68.2 million during the nine months ended September 30, 2023, as compared to the prior period in 2022. Additionally, we received contributions of $55.0 million from a noncontrolling interest to fund a consolidated joint venture that was formed in the nine months ended September 30, 2022. These changes were partially offset by a decrease in cash paid for stock repurchases of $19.0 million compared to the prior period and the payment of $16.5 million to repurchase outstanding private placement warrants in the prior period.
Option Contracts

In the ordinary course of business, we enter into land purchase contracts in order to procure lots for the construction of homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require a cash deposit, and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers and others as a method of acquiring land in staged takedowns, to help manage the financial and market risk associated with land holdings, and to reduce the use of funds from financing sources. Option contracts generally require payment of a non-refundable deposit for the right to acquire lots over a specified period of time at pre-determined prices. Our obligations with respect to purchase contracts and option contracts are generally limited to the forfeiture of the related non-refundable cash deposits. As of September 30, 2023, we had outstanding purchase and option contracts totaling $624.4 million, net of $98.4 million related cash deposits (of which $0.4 million is refundable) pertaining to these contracts.

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

Material Cash Requirements

As of September 30, 2023, there had been no material changes to our known contractual and other obligations appearing in the “Material Cash Requirements” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 9, 2023.
Stock Repurchases
In March 2023, the Board of Directors authorized a stock repurchase program allowing for the repurchase of up to $10.0 million worth of common stock, with an expiration of December 31, 2023. In July 2023, the Board of Directors authorized additional capacity of approximately $3.3 million, with an expiration date of December 31, 2023, and an additional $10.0 million with no stated expiration date.
During the three and nine months ended September 30, 2023, the Company repurchased 1,391,867 and 2,360,736 shares of common stock for a total of $13.7 million and $21.2 million, respectively, which was recorded as a reduction to additional paid-in capital. A portion of these shares were repurchased directly from the Company’s majority shareholder. Refer to Note 9 – Related Party
Landsea Homes Corp. | Q3 2023 Form 10-Q | 33

Transactions for additional information. As of September 30, 2023, the Company had approximately $2.1 million in remaining authorized capacity.
In October 2023, subsequent to the period covered by this report, the Board of Directors authorized additional capacity of $20.0 million with no stated expiration date.
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

Landsea Homes Corp. | Q3 2023 Form 10-Q | 34

See table below reconciling this non-GAAP measure to the ratio of debt to capital.

	September 30, 2023	December 31, 2022
	(dollars in thousands)
Total notes and other debts payable, net	$552,393	$505,422
Total equity	701,447	710,319
Total capital	$1,253,840	$1,215,741
Ratio of debt to capital	44.1%	41.6%

Total notes and other debts payable, net	$552,393	$505,422
Less: cash, cash equivalents, and restricted cash	133,491	123,634
Less: cash held in escrow	10,956	17,101
Net debt	407,946	364,687

Total capital	$1,253,840	$1,215,741
Ratio of net debt to total capital	32.5%	30.0%

EBITDA and Adjusted EBITDA

The following table presents EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2023 and 2022. Adjusted EBITDA is a non-GAAP financial measure used by management in evaluating operating performance. We define Adjusted EBITDA as net income before (i) income tax expense (benefit), (ii) interest expenses, (iii) depreciation and amortization, (iv) real estate inventories impairment, (v) purchase accounting adjustments for acquired work in process inventory related to business combinations, (vi) loss on debt extinguishment or forgiveness, (vii) transaction costs related to business combinations, (viii) write-off of deferred offering costs, (ix) abandoned projects costs, (x) the impact of income or loss allocations from our unconsolidated joint ventures, and (xi) loss on remeasurement of warrant liability. We believe Adjusted EBITDA provides an indicator of general economic performance that is not affected by fluctuations in interest, effective tax rates, levels of depreciation and amortization, and items considered to be non-recurring. The economic activity related to our unconsolidated joint ventures is not core to our operations and is the reason we have excluded those amounts. Accordingly, we believe this measure is useful for comparing our core operating performance from period to period. Our presentation of Adjusted EBITDA should not be considered as an indication that our future results will be unaffected by unusual or non-recurring items.

	Three Months Ended September 30,
	2023	2022
	(dollars in thousands)
Net income	$9,483	$21,281
Provision for income taxes	3,066	4,021
Interest in cost of sales	10,006	10,150
Depreciation and amortization expense	1,221	1,382
EBITDA	23,776	36,834
Purchase price accounting in cost of home sales	3,865	10,612
Transaction costs	600	—
Abandoned project costs	433	—
Equity in net income of unconsolidated joint ventures, excluding interest relieved	—	(70)
Adjusted EBITDA	$28,674	$47,376
Landsea Homes Corp. | Q3 2023 Form 10-Q | 35

	Nine Months Ended September 30,
	2023	2022
	(dollars in thousands)
Net income	$19,472	$49,196
Provision for income taxes	6,323	17,460
Interest in cost of sales	21,878	31,276
Interest relieved to equity in net income of unconsolidated joint ventures	—	70
Depreciation and amortization expense	3,778	4,445
EBITDA	51,451	102,447
Real estate inventories impairment	4,700	—
Purchase price accounting in cost of home sales	14,060	41,162
Transaction costs	633	1,205
Write-off of offering costs	436	—
Abandoned project costs	745	—
Equity in net income of unconsolidated joint ventures, excluding interest relieved	—	(209)
Loss on debt extinguishment or forgiveness	—	2,496
Loss on remeasurement of warrant liability	—	7,315
Adjusted EBITDA	$72,025	$154,416
Adjusted Net Income

Adjusted Net Income attributable to Landsea Homes is a non-GAAP financial measure that we believe is useful to management, investors and other users of our financial information in evaluating and understanding our operating results without the effect of certain expenses that were historically pushed down by our parent company and other non-recurring items. We believe excluding these items provides a more comparable assessment of our financial results from period to period. Adjusted Net Income attributable to Landsea Homes is calculated by excluding the effects of related party interest that was pushed down by our parent company, purchase accounting adjustments for acquired work in process inventory related to business combinations, the impact from our unconsolidated joint ventures, loss on debt extinguishment or forgiveness, real estate inventories impairment, and loss on remeasurement of warrant liability, and tax-effected using a blended statutory tax rate. The economic activity related to our unconsolidated joint ventures is not core to our operations and is the reason we have excluded those amounts. We adjust for the expense of related party interest pushed down from our parent company as we have no obligation to repay the debt and related interest.

	Three Months Ended September 30,
	2023	2022
	(dollars in thousands)
Net income attributable to Landsea Homes Corporation	$8,596	$19,970

Pre-Merger capitalized related party interest included in cost of sales	324	714
Equity in net income of unconsolidated joint ventures	—	(70)
Purchase price accounting for acquired inventory	3,865	10,612
Total adjustments	4,189	11,256
Tax-effected adjustments (1)	3,088	8,270

Adjusted net income attributable to Landsea Homes Corporation	$11,684	$28,240
Landsea Homes Corp. | Q3 2023 Form 10-Q | 36

	Nine Months Ended September 30,
	2023	2022
	(dollars in thousands)
Net income attributable to Landsea Homes Corporation	$16,761	$47,970

Real estate inventories impairment	4,700	—
Pre-Merger capitalized related party interest included in cost of sales	1,587	3,831
Equity in net income of unconsolidated joint ventures	—	(139)
Purchase price accounting for acquired inventory	14,060	41,162
Loss on debt extinguishment or forgiveness	—	2,496
Loss on remeasurement of warrant liability	—	7,315
Total adjustments	20,347	54,665
Tax-effected adjustments (1)	14,997	44,599

Adjusted net income attributable to Landsea Homes Corporation	$31,758	$92,569
(1)    Our tax-effected adjustments are based on our federal rate and a blended state rate adjusted for certain discrete items.

Landsea Homes Corp. | Q3 2023 Form 10-Q | 37

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Due to the nature of homebuilding and our business we are exposed to market risks in the ordinary course of our business, including the effects of interest rate changes and inflation as described below. We are also exposed to market risk from fluctuations in our stock prices and related characteristics.

Interest Rates

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. The Company’s primary exposure to market risk is interest rate risk associated with variable notes and the credit facility. Borrowings under our credit facility bear interest at a floating rate equal to the Prime rate plus 2.75% or SOFR plus 3.35% per annum. The Senior Notes bear interest on the outstanding amount at a fixed rate of 11.0% per annum, and therefore are not subject to fluctuations in interest rates.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of our Company’s Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2023 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures: (a) are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and (b) include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to Company’s management, including the CEO and the CFO, as appropriate, to allow timely discussions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Landsea Homes Corp. | Q3 2023 Form 10-Q | 38

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Item 1, Part 1, “Note 8 – Commitments and Contingencies - Legal.”

Item 1A. Risk Factors

There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 that was filed with the SEC on March 9, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information concerning the Company’s repurchases of common stock during the three months ended September 30, 2023.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)(2)	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (in millions)(1)(2)
July 1, 2023 - July 31, 2023	591,867	$9.94	591,867	$10.0
August 1, 2023 - August 31, 2023	800,000	$9.75	800,000	$2.1
September 1, 2023 - September 30, 2023	—	$—	—	$2.1
(1)     In March 2023, the Board of Directors authorized a stock repurchase program allowing for the repurchase of $10.0 million worth of common stock, expiring December 31, 2023. As of September 30, 2023, 2,360,736 shares had been repurchased under this authorization.
(2)     In July 2023, the Board of Directors authorized additional capacity of approximately $3.3 million, with an expiration date of December 31, 2023, and an additional $10.0 million with no stated expiration date.
In October 2023, subsequent to the period covered by this report, the Board of Directors authorized additional capacity of $20.0 million with no stated expiration date.
This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax withholding obligations in connection with employee equity awards.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information
(c) Trading Plans
During the quarter ended September 30, 2023, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K)

Landsea Homes Corp. | Q3 2023 Form 10-Q | 39

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
10.1
Note Purchase Agreement, dated as of July 17, 2023, by and among Landsea Homes Corporation, U.S. Bank Trust Company, National Association, as the agent, and the purchasers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 17, 2023)

10.2
Seventh Amendment Agreement, dated July 31, 2023, by and among Landsea Homes Corporation, as borrower, the other loan parties party thereto, Western Alliance Bank as administrative agent, and the lender parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 1, 2023)

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
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL: (i) Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022; (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2023 and 2022, (iii) Consolidated Statements of Equity for the three and nine months ended September 30, 2023 and 2022; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022 and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL (included as Exhibit 101).

*    Filed herewith.
**    Furnished herewith.

Landsea Homes Corp. | Q3 2023 Form 10-Q | 40

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Landsea Homes Corporation

Date: November 2, 2023	By:	/s/ John Ho
John Ho
Chief Executive Officer
(Principal Executive Officer)

Date: November 2, 2023	By:	/s/ Chris Porter
Chris Porter
Chief Financial Officer
(Principal Financial Officer)

Landsea Homes Corp. | Q3 2023 Form 10-Q | 41