Form 10-K
period 2023-12-31
Landsea Homes Corp
filed 2024-02-29
CIK 1721386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2023, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $133.7 million based on the closing sale price as reported on The Nasdaq Capital Market.

There were 36,126,569 shares of the registrant’s common stock issued and outstanding as of the close of business on February 26, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement with respect to its 2024 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the registrant’s fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

Landsea Homes Corp. | 2023 Form 10-K | 1

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including, but not limited to, our expectations for future financial performance, business strategies or expectations for our business. These statements constitute projections, forecasts and forward-looking statements, and are not guarantees of performance. Landsea Homes Corporation (“we,” “us,” “our,” “LSEA,” “Landsea Homes,” or the “Company”) cautions that forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time. Words such as “may,” “can,” “should,” “will,” “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target,” “look,” or similar expressions may identify forward-looking statements. Specifically, forward-looking statements may include, but are not limited to, statements relating to: the future financial performance of the Company; changes in the market for Landsea Homes’ products and services; mortgage and inflation rates; demand for our homes; sales pace and price; effects of home buyer cancellations; our strategic priorities; expansion plans and opportunities; anticipated operating results; home deliveries; financial resources and condition; changes in revenues; changes in profitability; changes in margins; changes in accounting treatment; cost of revenues, including expected labor and material costs; availability of labor and materials; selling, general and administrative expenses; interest expense; inventory write-downs; home warranty and construction defect claims; unrecognized tax benefits; anticipated tax refunds; our ability to acquire land and pursue real estate opportunities; our ability to gain approvals and open new communities; our ability to market, construct and sell homes and properties; our ability to deliver homes from backlog; our ability to secure materials and subcontractors; our ability to produce the liquidity and capital necessary to conduct normal business operations or to expand and take advantage of opportunities; the outcome of legal proceedings, investigations, and claims; and the impact of significant public health crises or other emergencies.

These forward-looking statements are based on information available as of the date of this Annual Report and our management’s current expectations, forecasts, and assumptions, and involve a number of judgments, risks, and uncertainties that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in Item 1A. Risk Factors of this Annual Report and subsequent filings with the Securities and Exchange Commission (the “SEC”), including, without limitation:

•If we are not able to develop communities successfully and in a timely manner, we may be adversely impacted.
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
•If the market value of our developed lot and home inventory decreases, our inventory could be impaired.
•Increases in our cancellation rate may adversely impact our revenue and homebuilding margins.
•Third-party lenders may not complete mortgage loan originations for our homebuyers in a timely manner or at all, which can lead to cancellations and a lesser backlog of orders, or significant delays in our closing homes sales.
•Difficulties with appraisal valuations in relation to the proposed sales price of our homes could force us to reduce prices.
•Our business and results of operations are dependent on the availability, skill, and performance of subcontractors.
•We rely on third-party skilled labor, suppliers and long supply chains.
•Fluctuating materials prices may adversely impact our results of operations.
•We could be adversely affected by efforts to impose joint employer liability for labor law violations committed by subcontractors.
•We may not be successful in completing or integrating acquisitions, expanding into new markets or implementing our growth strategies.
•Adverse weather and geological conditions may increase costs, cause project delays and reduce consumer demand for housing.
•Poor relations with the residents of our communities could negatively impact sales.
•We may be required to take write-downs or write-offs, restructuring and impairment or other charges.
•An adverse outcome in litigation to which we are or become a party could materially and adversely affect us.
•New and existing laws and regulations or other governmental actions may increase our expenses, limit the number of homes that we can build or delay completion of our projects.
•We are subject to environmental laws and regulations, which may increase our costs, result in liabilities, limit the areas in which we can build homes and delay completion of our projects.
•A major health and safety incident relating to our business could be costly in terms of liabilities and reputational damage.
Landsea Homes Corp. | 2023 Form 10-K | 2

•Our activities and disclosures related to sustainability expose us to numerous risks.
•Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our financial condition and results of operations.
•Changes in accounting rules, assumptions or judgments could materially and adversely affect us.
•Landsea Green Management Limited (“Landsea Green”) can determine the outcome of major corporate transactions that require the approval of our stockholders and may take actions that conflict with the interests of other of our stockholders.
•We are a “controlled company” within the meaning of Nasdaq rules and, as a result, may qualify for, and may choose to rely on, exemptions from certain corporate governance requirements
•The Committee on Foreign Investment in the United States (“CFIUS”) may modify, delay or prevent our future acquisition or investment activities, and certain laws or regulations may make it more difficult for us to operate in the United States.
•We are the managing member in certain joint venture limited liability companies, and may be liable for joint venture obligations.
•Our industry is cyclical and adverse changes in general and local economic conditions could reduce the demand for homes.
•The homebuilding industry is highly competitive and, our competitors may be more successful or offer better value to customers.
•Our geographic concentration could adversely affect us if the homebuilding industry in our current markets experiences a decline.
•Tightening of mortgage lending standards and mortgage financing requirements and rising interest rates have adversely affected and could continue to affect the availability of mortgage loans for potential purchasers of our homes, and increases in property and other local taxes could prevent customers from purchasing homes.
•Any limitation on, or reduction or elimination of, tax benefits associated with homeownership could adversely affect us.
•Our quarterly operating results fluctuate due to the seasonal nature of our business.
•Because homes are relatively illiquid, our ability to promptly sell one or more properties for reasonable prices in response to changing economic, financial and investment conditions may be limited.
•We may not be able to access sufficient capital on favorable terms, or at all, which could result in an inability to acquire lots, increase home construction costs or delay home construction entirely.
•We have outstanding indebtedness and may incur additional debt in the future.
•A breach of the covenants under any of the agreements governing our indebtedness could result in an event of default.
•The agreements governing our debt impose operating and financial restrictions.
•We may be unable to obtain suitable performance, payment and completion surety bonds and letters of credit.
•A significant portion of our total outstanding shares may be sold into the market in the near future.
•We previously identified a material weakness in our internal control over financial reporting, and we could experience material weaknesses in the future. Additionally, internal control over financial reporting may not prevent or detect all errors or fraud.
•We are a “smaller reporting company” subject to reduced disclosure and governance requirements.
•The exercise of our public warrants may result in dilution to our stockholders.
•Our warrants may not be in the money at times, they may expire worthless and the terms of the warrants may be amended in a manner that may be adverse to holders of our warrants.
•We may redeem unexpired warrants prior to their exercise at a time that is disadvantageous to a warrant holder.
•Nasdaq may delist our securities from trading on its exchange.
•Certain anti-takeover defenses and applicable law may limit the ability of a third-party to acquire control of us.
•The Court of Chancery of the State of Delaware is the sole and exclusive forum for certain stockholder litigation matters.
•We do not intend to pay dividends on our common stock for the foreseeable future.
•Our ability to be successful will depend upon the efforts of our key personnel.
•Significant public health crises have had, and may again have, a material adverse effect on us.
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
Landsea Homes Corp. | 2023 Form 10-K | 3

PART I
Item 1. Business
Overview
Landsea Homes is a growth-oriented homebuilder focused on providing High Performance Homes that deliver energy efficient living in attractive geographies. Headquartered in Dallas, Texas, we primarily engage in the design, construction, marketing and sale of suburban and urban single-family detached and attached homes in Arizona, California, Colorado, Florida, Texas, and Metro New York. While we offer a wide range of housing options, we primarily focus on entry-level and first-time move-up homes and believe our markets are characterized by attractive long-term housing fundamentals. Landsea Green indirectly owns 100% of our largest stockholder, Landsea Holdings Corporation.
We design and build homes and communities throughout the nation that reflect spaces inspired by modern living and that feature vibrant, prime locations where the homes connect seamlessly with their surroundings and enhance the local lifestyle for living, working, and playing. Our defining principle, “Live in your element®,” creates the foundation for our customers to live where they want to live and how they want to live in a home created especially for them. Drawing on new home innovation and technology, including a partnership with a leading technology company, we are focused on sustainable, energy-efficient, and environmentally friendly building practices that result in a lighter environmental impact, lower resource consumption, and a reduced carbon footprint. The four pillars of our High Performance Homes platform are home automation, energy efficiency, sustainability, and enabling a healthy lifestyle. These pillars are reflected in such features as wireless network internet, smart light switches, smart door locks, smart thermostats, Wi-Fi garage door openers, LED lighting, REME HALO® air purifiers, and enhanced insulation. Our efficient home designs help reduce lumber, concrete, and building material waste on our job sites. We are committed to achieving among the highest standards in design, quality, and customer satisfaction and are a leader among our peers on several key operating and homebuilding metrics.
Our communities are positioned in attractive markets, such as Arizona, California, Colorado, Florida, and Texas. These markets are characterized by conditions including high in-migration, low new home supply levels, and high levels of employment. We are also prudently evaluating opportunities in new regional markets in which there is high demand and favorable population and employment growth as a result of proximity to job centers or primary transportation corridors.
Landsea Homes has been recognized locally and nationally for architecture, interior design, website, digital sales resources and more including winning the 2022 Builder of the Year award by BUILDER magazine. Landsea Homes is in the top ratings of similarly sized homebuilders nationally for positive customer experience in Eliant’s Homebuyers’ survey.
While we have construction expertise across a wide array of product offerings, as noted above, we are focused on entry-level and first-time move-up homes. We believe our high concentration in entry-level homes helps position us to meet changing market conditions and to optimize returns while strategically reducing portfolio risk. In addition, our attached and higher density products in certain markets enables us to keep our entry-level price point “attainable” and within reach of more new homebuyers. We believe that bringing attainable housing products helps to offset rising land and home costs and supports our expansion into densely populated markets.
Landsea Homes’ revenue has grown rapidly from approximately $29 million in 2017 to over $1.2 billion in 2023. As of December 31, 2023, Landsea Homes owned or controlled 11,176 lots. We believe that this represents approximately three to four years of supply under our current growth plan. We seek to invest in land inventory that we can efficiently develop over a 24-to-36-month horizon in order to maximize our returns on capital and minimize our exposure to market risk. We continue to evaluate new communities and to develop an attractive pipeline of land acquisition opportunities.
In Arizona, Landsea Homes owned or controlled 3,350 lots as of December 31, 2023. Since entering the Arizona market four years ago, Landsea Homes has acquired several communities organically in addition to two Phoenix-based homebuilders. In June 2019, Landsea Homes acquired Pinnacle West Homes (“Pinnacle West”), and in January 2020, Landsea Homes acquired Garrett Walker Homes (“Garrett Walker”), both in the metropolitan Phoenix area. As a result of these acquisitions, we have become one of the largest homebuilders in Arizona.
Landsea Homes Corp. | 2023 Form 10-K | 4

In California, Landsea Homes owned or controlled 2,079 lots as of December 31, 2023 in the high-demand East Bay Area, Los Angeles, and Orange and San Bernardino counties.
In Colorado, Landsea Homes entered the market with the acquisition of certain assets of Richfield Homes, LLC (“Richfield”) in October 2023. Landsea Homes owned or controlled 282 lots in Colorado as of December 31, 2023.
In Florida, Landsea Homes entered the market with its acquisition of Vintage Estate Homes, LLC (“Vintage”) in May 2021 (the “Vintage Acquisition”). We then expanded our footprint in Florida with the acquisition of Hanover Family Builders, LLC (“Hanover”) in January 2022 (the “Hanover Acquisition”). Landsea Homes owned or controlled 3,613 lots in Florida as of December 31, 2023.
In Texas, Landsea Homes entered the market with the Vintage Acquisition and has since acquired significant land as we continue to expand our operations in that market. Landsea Homes owned or controlled 1,850 lots in Texas as of December 31, 2023.
In Metro New York, Landsea Homes owned two residential units and one retail unit as of December 31, 2023 related to one project in Manhattan.
Net new home orders for Landsea Homes for the years ended December 31, 2023 and 2022 were 1,947 and 1,520, respectively. For the year ended December 31, 2023, Landsea Homes delivered 2,123 homes for total home sales revenue of $1,169.9 million. For the year ended December 31, 2022, Landsea Homes delivered 2,370 homes for total home sales revenue of $1,392.8 million.
For the years ended December 31, 2023 and 2022, the average selling price (“ASP”) of homes delivered was approximately $551,000 and $588,000, respectively. As of December 31, 2023 and 2022, Landsea Homes had a backlog of 517 and 670 sold but unclosed homes, respectively with an associated sales value of $335.6 million and $380.9 million. The ASP of homes in backlog as of December 31, 2023 and 2022 was approximately $649,000 and $569,000, respectively.
Our Markets
We operate in six primary markets: Arizona, California, Colorado, Florida, Metro New York, and Texas. The following table sets forth homebuilding and other revenue from each of these markets for the years indicated (dollars in thousands):

	Year Ended December 31,
	2023	2022	2021
Arizona	$288,552	$317,160	$340,767
California	439,939	503,832	557,182
Colorado	7,410	—	—
Florida	468,210	474,779	93,632
Metro New York	1,649	111,423	—
Texas	4,187	39,255	31,723
Total	$1,209,947	$1,446,449	$1,023,304
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
The Colorado market focuses on entry level and first-time move up communities with new single family detached homes in Mead and Brighton. In addition, paired homes are being built in the fast-growing Johnston market.
The Florida market consists primarily of entry-level and move-up communities of single-family homes and attached homes in high-growth metro Orlando and Palm Bay in Florida.
Landsea Homes Corp. | 2023 Form 10-K | 5

The Metro New York market consists of a premier condominium project in the Chelsea neighborhood in New York City, New York.
The Texas market consists of single-family homes and a master-planned community around Austin.
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
Attractive Land Positions Focused on High Growth Areas
We have positioned our business to strategically grow by selecting markets with favorable population and employment growth as a result of proximity to job centers or primary transportation corridors. Currently, we are focused on the design, construction, and sale of innovative single-family detached and attached homes in planned communities in major metropolitan areas in Arizona, California, Colorado, and Florida, with expanding operations in Texas as we pivot to new projects from recent land acquisitions. Additionally, we plan to evaluate opportunities in other markets opportunistically.
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
In 2019, Landsea Homes officially launched the High Performance Homes program in select communities across California and Arizona, expanded to communities in Florida in 2022 and Texas communities in 2023. The program focuses on home automation, sustainability, energy savings, and enabling a healthy lifestyle, four factors that we believe are highly desired by our customers.
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
In addition, each High Performance Home includes upgraded roof, wall, and floor insulation, as well as more efficient mechanical systems, ENERGY STAR® rated appliances, and LED lighting. The cost-in-use features lower homebuyers’ monthly bills
Landsea Homes Corp. | 2023 Form 10-K | 6

and are intended to encourage environmental awareness and stewardship. Other features central to our High Performance Homes, like state-of-the-art air purifiers, promote and enable homebuyers’ pursuit of living a more healthy lifestyle.
Our Growth Strategies
Building upon our success to date, we see a significant opportunity to drive long-term growth across our business by executing on the following growth strategies:
Strategy and Lot Position
Landsea Homes owned approximately 4,600 lots and had options to purchase approximately 6,600 additional lots as of December 31, 2023. We intend to continue to utilize our current inventory of lots and future land acquisitions to conduct our operating strategy, which consists of:
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
Acquire Attractive Land Positions While Reducing Risk
We believe that our reputation and extensive relationships with land sellers, master plan developers, financial institutions, brokers, and other builders will enable us to continue to acquire well-positioned land parcels in our target markets. Before contracting to acquire land, we complete our land acquisition process, which consists of performing due diligence, reviewing the status of entitlements to mitigate zoning and other development risks, and focusing on land as a component of a home’s cost structure, rather than on the land’s speculative value.
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
Offer a Diverse Range of Products with a Focus on Entry-Level and First-Time Move-Up Homes
We have construction expertise across an extensive product offering, which allows us flexibility to pursue a wide array of land acquisition opportunities and appeal to a broad spectrum of potential homebuyers. We spend extensive time studying and designing our products through the use of architects, consultants, and homeowner focus groups in our target markets.
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
Landsea Homes Corp. | 2023 Form 10-K | 7

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
Pending Land Acquisitions
As of December 31, 2023, Landsea Homes had options to acquire or were under contract to acquire land for an aggregate purchase price of approximately $663.1 million, net of deposits, on which we expect to build approximately 6,600 homes in approximately 60 communities across the markets in which we operate. As of December 31, 2023, Landsea Homes had paid $96.2 million in deposits relating to these pending acquisitions of which $95.2 million was nonrefundable. We utilize option contracts with land sellers and others as a method of acquiring land in staged takedowns. This helps us manage the financial and market risk associated with land holdings and reduce the use of funds from financing sources.
Pending Business Acquisitions
Additionally, during January 2024, the Company entered into a Membership Interest Purchase Agreement (the “Membership Interest Purchase Agreement”) with Antares Acquisition, LLC (“Antares”), a Texas-based homebuilder, and the sellers named therein, to acquire all of the outstanding membership interests of Antares for an aggregate cash purchase price of $185.0 million, exclusive of the repayment of Antares debt and subject to certain post-closing adjustments, as further described in the Membership Interest Purchase Agreement (the “Antares Acquisition”). The Membership Interest Purchase Agreement was amended in February 2024 (the “Amendment”) to, among other things, make certain adjustments to the Antares Acquisition’s outside date. The foregoing descriptions of the Membership Interest Purchase Agreement and the Amendment are not complete and are qualified in their entirety by reference to the full text of each of the Membership Interest Purchase Agreement and the Amendment, which are attached to this Annual Report as Exhibits 10.14 and 10.15, respectively, and are incorporated herein by reference.
We expect to fund the Antares Acquisition with a combination of cash on hand and borrowings under our line of credit facility. The Company has paid total deposits of $20.5 million for the Antares Acquisition. The Company is targeting to close on the Antares Acquisition during the second quarter of 2024, subject to customary closing conditions.
Land Acquisition Process
As of December 31, 2023, Landsea Homes owned or controlled approximately 130 communities containing approximately 11,200 lots under various stages of development. We believe that our current inventory of lots owned and lots controlled under land option or purchase contracts will be adequate to supply our homebuilding operations for approximately three to four years.
Our acquisition strategy focuses on the development of entitled parcels that we can complete within approximately two to three years from the start of sales in order to reduce development and market cycle risk while maintaining an inventory of owned lots and lots under land option or purchase contracts sufficient for construction of homes over a three- to four-year period. Our acquisition process generally includes the following steps, which may include the engagement of outside consultants, to reduce development and market cycle risk:
Landsea Homes Corp. | 2023 Form 10-K | 8

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
We acquire land parcels pursuant to purchase agreements, many of which are structured as option contracts. Such option contracts require us to pay non-refundable deposits, which can vary by transaction, and entitle (but do not obligate) us to acquire the land, typically at fixed prices. The term within which we can exercise our option varies by transaction and the acquisition is often contingent upon the completion of entitlement or other work with regard to the land (which often include “backbone” improvements, such as the installation of main roads or sewer mains). Depending upon the transaction, we may be required to purchase all of the land subject to the option at once or we may have a right to acquire identified groups of lots over a specified timetable. In some transactions, a portion of the consideration that we pay for the land may be in the form of a profit share, which would be triggered upon exceeding an agreed-upon level of profit. In limited instances, such as where we acquire land from a master developer that is part of a larger project, the seller may have repurchase rights entitling it to repurchase the land if we do not develop the land by an outside deadline (unless the delay is caused by certain circumstances outside our control) or seek to sell the land directly to a third party or indirectly through a change in control. Repurchase rights typically allow the seller to repurchase the land at our acquisition cost plus the cost of improvements made to the land, less a specified discount.
Sales and Marketing
We market homes through the extensive use of advertising and other promotional activities, including our website, in-house sales teams, digital media advertisements, digital brochures, email marketing, and the placement of signboards in the immediate areas of developments.
We normally build, decorate, furnish, and landscape model homes for each community floorplan offering and maintain on-site model home sales offices, which typically are open seven days a week. We believe that model homes and sales offices play a particularly important role in our marketing efforts. Consequently, we expend a significant amount of effort to create an attractive atmosphere at our model homes and tailor the exteriors and interiors of each home to coincide with the lifestyles of targeted homebuyers. Thoughtful planning of our model homes demonstrates the benefits of our High Performance Home features and conveniences though our smart home activation serviced by Best Buy’s Geek Squad.
We employ in-house commissioned sales personnel and utilize outside brokers to sell our homes. In-house sales personnel typically work from sales offices located in model homes close to or in each community. Sales counselors assist potential buyers by providing them with floor plans, price information, development and construction timetables, tours of model homes, and the selection of options. Sales counselors are licensed by the applicable real estate bodies in their respective markets and are trained by Landsea Homes. It is not required but preferred to have had prior experience selling new homes in the local market.
We also offer a virtual sales experience, which provides potential home shoppers with an experience that combines a variety of online tools, including 360° virtual tours, photo galleries, videos, interactive floor plans, interactive community site maps, and local vicinity maps. We employ a team of dedicated inside sales counselors that support each division and community web leads, phone calls, and on-site appointments, seven days a week.
In addition, our High Performance Homes are equipped with proprietary software from a leading technology company, which offers home automation features through the Homekit® application to use on homebuyers’ personal mobile phones or tablets.
Our homes are typically sold before or during construction through sales contracts accompanied by an earnest money deposit. Such sales contracts are usually subject to certain contingencies such as the buyer’s ability to qualify for financing. The cancellation rate of buyers who contracted to buy a home from us but did not close escrow was approximately 12.3% during 2023 and 26.4% during 2022. Cancellations are caused by a variety of factors beyond our control such as a buyer’s change in ability to secure financing over time, individual life changing events, or overall economic market conditions. Cancellation rates increased over the last half of 2022 primarily due to the increase in mortgage rates but decreased during 2023.
Landsea Homes Corp. | 2023 Form 10-K | 9

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
Quality Control and Customer Service
We strive to provide a high level of customer service throughout the entire sales process and after a home has closed escrow. All homeowners are surveyed through a homebuyer survey company, Eliant, 30 days, 6 months, and one year after the close of escrow. Each survey summarizes key measurements of the homebuyer experience, construction process, and trade quality into our customer care process. All sales counselors, design associates, mortgage associates, on-site construction supervisors, and the post-closing customer service personnel, work in a team effort to foster our reputation for quality and service. Ultimately, we strive for the highest level of customer home-buying experience that will benefit not only the customer directly, but also benefit us in improving buyer satisfaction and homeowner referrals.
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
We also maintain general liability insurance coverage which we believe will respond to construction claims for the duration of our legal liability, upon satisfaction of applicable deductibles or self-insured retentions. In California, we maintain wrap-up insurance that typically includes project owners, contractors, and subcontractors as the insured. As a result, we do not require our California subcontractors to name the Company as an additional insured on their general liability policies for their work on our projects. However, the subcontractors must provide proof of general liability insurance for off-site work, worker’s compensation, and auto coverage. Furthermore, we generally require that each subcontractor and design professional provide us with an indemnity, subject to various limitations. In Arizona, Colorado, Florida, and Texas, subcontractors and design professionals who work on our projects provide indemnity and name the Company as an additional insured on their insurance policies. We also maintain excess liability insurance in these jurisdictions in addition to warranty reserves based on our historical market experience and judgment of the risks associated with conditions particular to each location.
There can be no assurance, however, that the terms and limitations of the limited warranty will be enforceable, that we will be able to renew our insurance coverage or renew it at reasonable rates, or that we will not be liable for damages, costs of repairs, and/or expenses of litigation for claims for which insurance and/or indemnity is not applicable and/or collectible. We may also be responsible for deductibles or self-insured retentions and claims may exceed applicable coverage limits. Although we actively monitor our reserves, coverage issues, and market conditions, we cannot provide assurance that our insurance coverage, indemnities, warranty
Landsea Homes Corp. | 2023 Form 10-K | 10

arrangements, and reserves will be adequate to address all construction-related claims in the future because of the inherent uncertainties outlined above. Additionally, under current market conditions, general liability insurance for construction claims is limited and costly. It is expected that such coverage may become more restricted and costly in the future.
Raw Materials
Typically, raw materials and most of the components used in our business are readily available in the United States. Most are standard items carried by major suppliers. However, a rapid increase in the number of homes started or other market conditions could cause delays in the delivery of, shortages in, or higher prices for necessary materials. Delivery delays or the inability to obtain necessary materials as a result of supply chain issues, have previously resulted in delays in the delivery of homes under construction. We have established national and regional purchase programs for certain materials and will continue to monitor the supply markets to achieve competitive pricing.
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
Landsea Homes Corp. | 2023 Form 10-K | 11

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
Number of Employees. As of December 31, 2023, Landsea Homes employed 499 employees, including corporate staff, supervisory personnel of construction projects, warranty service personnel for completed projects, as well as persons engaged in administrative, finance and accounting, human resources, legal, and sales and marketing activities. As of December 31, 2023, 497 of these employees were full-time employees.
Retention and Turnover. We focus significant attention on attracting and retaining talented and experienced individuals to manage and support our operations, and our management team routinely reviews employee turnover rates at various levels of the organization. As of December 31, 2023, with a 12-month lookback period, Landsea Homes had a voluntary turnover rate of approximately 16.2%.
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
Landsea Homes Corp. | 2023 Form 10-K | 12

Environmental, Social, & Governance (“ESG”)
During 2023, we published our first Sustainability Report, which emphasized our deep-rooted commitment to sustainability. Our inaugural Sustainability Report focused on four key pillars: Governance, Our Team, Social Responsibly and Environmental Sustainability. We believe that our efforts in these areas offer us a competitive advantage and help create long-term value for our investors, employees, customers, and communities. Our key pillars are comprised of topics that we believe are of significant importance to our company and our stakeholders, including, without limitation:
•Governance:
–Corporate governance and business ethics;
–Risk management;
–Cybersecurity and customer privacy;
–Supplier and trade partner management

•Our Team:
–Benefits and well-being;
–Training and talent development;
–Diversity, equity and inclusion;
–Employee health and safety
•Social Responsibility:
–Affordable housing;
–Home quality and safety;
–Customer satisfaction and sales ethics;
–Giving back to our communities
•Environmental Sustainability:
–Sustainable building practices;
–Our corporate footprint
We are committed to publishing consistent and relevant sustainability information on an annual basis. Our Sustainability Report is not considered part of or incorporated by reference in this Annual Report.
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
Landsea Homes Corp. | 2023 Form 10-K | 13

Available Information
Our Internet address is http://www.landseahomes.com. The information contained on our website is not incorporated by reference into this filing, should not be considered part of this filing, and is provided only for reference. Our principal executive offices are located at 1717 McKinney Avenue, Suite 1000, Dallas, Texas 75202 and our telephone number is (949) 345-8080.
We file annual, quarterly, and current reports as well as proxy statements and other information with the SEC. Our SEC filings are available to the public over the Internet at the SEC’s website at www.sec.gov and at our website free of charge at www.landseahomes.com as soon as reasonably practicable after filing.

Landsea Homes Corp. | 2023 Form 10-K | 14

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
Operational Risks Related to Our Business
•If we are not able to develop communities successfully and in a timely manner, we may be adversely impacted.
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
•If the market value of our developed lot and home inventory decreases, our inventory could be impaired.
•Increases in our cancellation rate may adversely impact our revenue and homebuilding margins.
•Third-party lenders may not complete mortgage loan originations for our homebuyers in a timely manner or at all, which can lead to cancellations and a lesser backlog of orders, or significant delays in our closing homes sales.
•Difficulties with appraisal valuations in relation to the proposed sales price of our homes could force us to reduce prices.
•Our business and results of operations are dependent on the availability, skill, and performance of subcontractors.
•We rely on third-party skilled labor, suppliers and long supply chains.
•Fluctuating materials prices may adversely impact our results of operations.
•We could be adversely affected by efforts to impose joint employer liability for labor law violations committed by subcontractors.
•We may not be successful in completing or integrating acquisitions, expanding into new markets or implementing our growth strategies.
•Adverse weather and geological conditions may increase costs, cause project delays and reduce consumer demand for housing.
•Poor relations with the residents of our communities could negatively impact sales.
•We may be required to take write-downs or write-offs, restructuring and impairment or other charges.
Legal, Regulatory and Compliance Risks Related to Our Business
•An adverse outcome in litigation to which we are or become a party could materially and adversely affect us.
•New and existing laws and regulations or other governmental actions may increase our expenses, limit the number of homes that we can build or delay completion of our projects.
•We are subject to environmental laws and regulations, which may increase our costs, result in liabilities, limit the areas in which we can build homes and delay completion of our projects.
•A major health and safety incident relating to our business could be costly in terms of liabilities and reputational damage.
•Our activities and disclosures related to sustainability expose us to numerous risks.
•Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our financial condition and results of operations.
•Changes in accounting rules, assumptions or judgments could materially and adversely affect us.
Risks Related to Our Organization and Structure
•Landsea Green can determine the outcome of major corporate transactions that require the approval of our stockholders and may take actions that conflict with the interests of other of our stockholders.
•We are a “controlled company” within the meaning of Nasdaq rules and, as a result, may qualify for, and may choose to rely on, exemptions from certain corporate governance requirements
•The CFIUS may modify, delay or prevent our future acquisition or investment activities, and certain laws or regulations may make it more difficult for us to operate in the United States.
Landsea Homes Corp. | 2023 Form 10-K | 15

•We are the managing member in certain joint venture limited liability companies, and may be liable for joint venture obligations.
Risks Related to Our Industry
•Our industry is cyclical and adverse changes in general and local economic conditions could reduce the demand for homes.
•The homebuilding industry is highly competitive and, our competitors may be more successful or offer better value to customers.
•Our geographic concentration could adversely affect us if the homebuilding industry in our current markets experiences a decline.
•Tightening of mortgage lending standards and mortgage financing requirements and rising interest rates have adversely affected and could continue to affect the availability of mortgage loans for potential purchasers of our homes, and increases in property and other local taxes could prevent customers from purchasing homes.
•Any limitation on, or reduction or elimination of, tax benefits associated with homeownership could adversely affect us.
•Our quarterly operating results fluctuate due to the seasonal nature of our business.
Risks Related to Debt and Liquidity
•Because homes are relatively illiquid, our ability to promptly sell one or more properties for reasonable prices in response to changing economic, financial and investment conditions may be limited.
•We may not be able to access sufficient capital on favorable terms, or at all, which could result in an inability to acquire lots, increase home construction costs or delay home construction entirely.
•We have outstanding indebtedness and may incur additional debt in the future.
•A breach of the covenants under any of the agreements governing our indebtedness could result in an event of default.
•The agreements governing our debt impose operating and financial restrictions.
•We may be unable to obtain suitable performance, payment and completion surety bonds and letters of credit.
Risks Related to the Ownership of Our Securities
•A significant portion of our total outstanding shares may be sold into the market in the near future.
•We previously identified a material weakness in our internal control over financial reporting, and we could experience material weaknesses in the future. Additionally, internal control over financial reporting may not prevent or detect all errors or fraud.
•We are a “smaller reporting company” subject to reduced disclosure and governance requirements.
•The exercise of our public warrants may result in dilution to our stockholders.
•Our warrants may not be in the money at times, they may expire worthless and the terms of the warrants may be amended in a manner that may be adverse to holders of our warrants.
•We may redeem unexpired warrants prior to their exercise at a time that is disadvantageous to a warrant holder.
•Nasdaq may delist our securities from trading on its exchange.
•Certain anti-takeover defenses and applicable law may limit the ability of a third-party to acquire control of us.
•The Court of Chancery of the State of Delaware is the sole and exclusive forum for certain stockholder litigation matters.
•We do not intend to pay dividends on our common stock for the foreseeable future.
General Risk Factors
•Our ability to be successful will depend upon the efforts of our key personnel.
•Significant public health crises have had, and may again have, a material adverse effect on us.
•An information systems interruption or breach in security of our systems could adversely affect us.
•Changes in inflation or interest rates could adversely affect our business and financial results.
Landsea Homes Corp. | 2023 Form 10-K | 16

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
Landsea Homes Corp. | 2023 Form 10-K | 17

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
Our future growth depends upon our ability to successfully identify and acquire attractive lots ready for development of homes at reasonable prices and with terms that meet our underwriting criteria. Our ability to acquire lots for new homes may be adversely affected by changes in the general availability of lots, the willingness of land sellers to sell lots at reasonable prices, competition for available lots, availability of financing to acquire lots, zoning and other market conditions. We currently depend primarily on the California, Florida and greater Phoenix area markets and the availability of lots in those markets at reasonable prices is limited. If the supply of lots appropriate for development of homes is limited because of these factors, or for any other reason, our ability to grow could be significantly limited, and the number of homes that we build and sell could decline. Additionally, our ability to begin new projects could be impacted if we elect not to purchase lots under option contracts. To the extent that we are unable to purchase lots timely or enter into new contracts for the purchase of lots at reasonable prices, our home sales revenue and results of operations could be negatively impacted or we may be required to decrease our operations in a given market.
If the market value of our developed lot and home inventory decreases, our results of operations could be adversely affected by impairments of inventory.
The market value of our land and housing inventories depends on market conditions. We acquire land for expansion into new markets and for replacement of land inventory and expansion within our current markets. There is an inherent risk that the value of the land we own or control may decline after purchase. The risks inherent in purchasing and developing land parcels increase as consumer demand for housing decreases. As a result, we may buy and develop land parcels on which homes cannot be profitably built and sold. The valuation of property is inherently subjective and based on the individual characteristics of each property. When market conditions, such as increases in interest rates, drive land values down, land we have purchased or option agreements we have previously entered into may become less desirable because we may not be able to build and sell homes profitably, at which time we may elect to sell the land or, in the case of options contracts, to forego pre-acquisition costs and forfeit deposits and terminate the agreements. Land parcels, building lots, and housing inventories are illiquid assets, and we may not be able to dispose of them efficiently or at all if we or the housing market and general economy are in financial distress. Factors such as changes in regulatory requirements and applicable laws (including in relation to building regulations, taxation and planning), political conditions, the
Landsea Homes Corp. | 2023 Form 10-K | 18

condition of financial markets, both local and national economic conditions, the financial condition of customers, potentially adverse tax consequences, and interest and inflation rate fluctuations subject the market value of land owned, controlled or optioned by us to uncertainty. For example, since March 2022, the Federal Reserve has raised, and may continue to raise, interest rates in an effort to curb inflation. During periods of increasing interest rates, demand for land and our housing inventories has generally decreased, which can result in lower sales proceeds from future dispositions. Moreover, all valuations are made on the basis of assumptions that may not prove to reflect economic or demographic reality. If housing demand decreases below what we anticipated when we acquired the inventory, our results of operations and financial conditions may be adversely affected and we may not be able to recover our costs when we build and sell houses.
Increases in our cancellation rate may adversely impact our revenue and homebuilding margins.
In connection with the sale of a home, we collect a deposit from the homebuyer that is a small percentage of the total purchase price. During the years ended December 31, 2023 and 2022, Landsea Homes experienced cancellation rates of 12.3% and 26.4%, respectively. Cancellations negatively impact the number of closed homes, net new home orders, home sales revenue and our results of operations, as well as the number of homes in backlog. Home order cancellations can result from a number of factors, including but not limited to declines or slow appreciation in the market value of homes, increases in the supply of homes available to be purchased, increased competition, higher mortgage interest rates, buyer’s remorse, homebuyers’ inability to sell their existing homes, homebuyers’ inability to obtain suitable financing, including providing sufficient down payments, and adverse changes in economic conditions. Many of these factors are beyond our control. Increased levels of home order cancellations, such as those seen in the second half of 2022, have had, and could continue to have, a negative impact on our home sales revenue and financial and operating results.
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
Landsea Homes Corp. | 2023 Form 10-K | 19

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
Landsea Homes Corp. | 2023 Form 10-K | 20

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
We may not be successful in completing or integrating acquisitions, expanding into new markets or implementing our growth strategies.
From 2019 through 2022, Landsea Homes acquired four separate homebuilding companies. In October 2023, we acquired certain assets of Richfield, a Colorado-based homebuilder, and in January 2024, we entered into an agreement to acquire Antares, a Texas-based homebuilder. We may in the future consider growth or expansion of our operations in our current markets or in new markets, whether through strategic acquisitions of homebuilding companies or otherwise. The magnitude, timing and nature of any future expansion will depend on a number of factors, including our ability to identify suitable additional markets or acquisition candidates, the negotiation of acceptable terms, our financial capabilities and general economic and business conditions. Our expansion into new or existing markets, whether through acquisition or otherwise, could have a material adverse effect on our business, prospects, liquidity, financial condition or results of operations. Acquisitions also involve numerous risks, including difficulties in the assimilation of the acquired company’s operations, the incurrence of unanticipated liabilities or expenses, the risk of impairing inventory and other assets related to the acquisition, the potential loss of key employees of the acquired company, the diversion of management’s attention and resources from other business concerns, risks associated with entering markets in which we have limited or no direct experience and the potential loss of key employees of the acquired company. The completion of the Antares Acquisition is subject to customary closing conditions, and may not be completed within the expected timeframe, or at all.
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
Further, our properties are located in a number of west coast markets in the United States, together with Texas and Florida. To the extent that climate change impacts changes in weather patterns, our markets could experience increases in extreme weather and rising sea levels. Many of our assets are in zones that have been impacted by drought and, as such, face the risk of increased water costs and potential fines and/or penalties for high consumption. Over time, these conditions could result in declining demand for our homes. Climate change may also have indirect effects on our business by increasing the cost of, or decreasing the availability of,
Landsea Homes Corp. | 2023 Form 10-K | 21

property insurance on terms we find acceptable or at all, or by increasing the cost of energy or water. There can be no assurance that climate change will not have a material adverse effect on our business, prospects, financial condition and results of operations.
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
We may be forced to write down or write off assets, including intangible assets such as goodwill, restructure operations, or incur impairment or other charges that could result in losses, including due to factors outside of our business and outside of our control. For example, we have recorded intangible assets, including goodwill, in connection with the acquisitions of Pinnacle West, Garrett Walker, Vintage, and Hanover. If we were to determine that a significant impairment of any such intangible assets has occurred, we would be required to write-off the impaired portion of intangible assets, which could have a material adverse effect on our results of operations in the period in which the write-off occurs. Further, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. Accordingly, our securities could suffer a reduction in value. Our security holders are unlikely to have a remedy for such reduction in value, unless stockholders are able to successfully claim that the reduction in stock value was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to bring a private claim that the proxy statement relating to the Merger contained an actionable material misstatement or material omission.
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
We are subject to numerous local, state, federal and other statutes, ordinances, rules and regulations concerning zoning, development, building design, construction and similar matters which impose restrictive zoning and density requirements, which can limit the number of homes that can be built within the boundaries of a particular area. Projects that are not entitled may be subjected to periodic delays, changes in use, less intensive development or elimination of development in certain specific areas due to government regulations. We may also be subject to periodic delays or may be precluded entirely from developing in certain communities due to building moratoriums or “slow-growth” or “no-growth” initiatives that could be implemented in the future. Local governments also have broad discretion regarding the imposition of development fees, assessments, and exactions for projects in their jurisdiction. Projects for which we have received land use and development entitlements or approvals may still require a variety of other governmental approvals and permits during the development process and can also be impacted adversely by unforeseen health, safety and welfare issues, which can further delay these projects or prevent their development. As a result, home sales could decline and
Landsea Homes Corp. | 2023 Form 10-K | 22

costs could increase, which could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.
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
Landsea Homes Corp. | 2023 Form 10-K | 23

Our activities and disclosures related to sustainability expose us to numerous risks.
Our business may face increased scrutiny from investors and other stakeholders related to our sustainability activities, including our ability to comply with evolving disclosure rules and regulations. For instance, it is anticipated that the SEC will issue a climate change disclosure rule in 2024, which, if implemented as proposed, would significantly expand climate-related disclosure obligations. The State of California has enacted legislation that will require large U.S. companies doing business in California to make broad-based climate-related disclosures, and other states are also considering new climate change disclosure requirements. We are assessing our obligations under these proposed and enacted rules and expect that compliance could require substantial effort in the future. In addition, standards for tracking and reporting on sustainability matters, including climate-related matters, have not been harmonized and changes in such standards may also require us to alter our accounting or operational policies and to implement new or enhance existing systems to reflect new reporting obligations. We will likely need to be prepared to contend with overlapping, yet distinct, climate-related disclosure approaches, frameworks and requirements. Our ability to compete could also be affected by changing customer preferences and requirements, such as growing stakeholder demand to establish validated emissions targets or growing customer demand to offer more sustainable homes.

Our 2022 Sustainability Report is available on our website. If our sustainability practices or disclosures do not meet, or are perceived not to meet, evolving regulatory, investor and other stakeholder (including proxy advisory firm) expectations and standards, our reputation, our ability to attract or retain employees, and our attractiveness as an investment or business partner could be negatively affected. Similarly, our failure, or perceived failure, to pursue or fulfill any sustainability-focused goals, targets, or objectives, to comply with ethical, environmental, or other standards, regulations, or expectations, or to satisfy various reporting standards with respect to these matters, within the timelines we announce, or at all, could adversely affect our business or reputation, as well as expose us to government enforcement actions and private litigation. At the same time, some stakeholders and regulators have expressed or pursued contrary views, legislation, and investment expectations with respect to sustainability, including the enactment or proposal of “anti-ESG” legislation or policies, which may expose us to additional legal or reputational risks based upon our sustainability commitments and disclosures. While we monitor a broad range of sustainability matters, we cannot be certain that we will manage such matters successfully, or that we will successfully meet the expectations of investors, employees, customers, governments and other stakeholders.
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
Landsea Homes Corp. | 2023 Form 10-K | 24

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
Our stockholder structure may negatively affect our ability to obtain financing required for opportunistic investments or to offset periods of net losses or financial distress. We cannot assure you that we would be able to obtain additional financing in a timely fashion or at all. If we were unable to obtain such financing, we may be unable to take advantage of business opportunities or may be unable to avoid defaults under our obligations.
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
Landsea Homes Corp. | 2023 Form 10-K | 25

including factors that examine the relationship between the consultant or advisor’s employer and us. As a “controlled company,” we are not subject to these compensation committee independence requirements.
The CFIUS may modify, delay or prevent our future acquisition or investment activities, and U.S. state or federal laws or regulations may make it more difficult for us to operate in the United States.
For so long as Landsea Green retains a material ownership interest in us, we will be deemed a “foreign person” under the regulations relating to CFIUS. As such, acquisitions of or investments in U.S. businesses, including foreign businesses with U.S. subsidiaries, may be subject to CFIUS review, the scope of which includes, among other things, certain non-passive, non-controlling investments (including certain investments in entities that hold or process personal information about U.S. nationals), certain acquisitions of real estate even with no underlying U.S. business, transactions the structure of which is designed or intended to evade or circumvent CFIUS jurisdiction and any transaction resulting in a “change in the rights” of a foreign person in a U.S. business if that change could result in either control of the business or a covered non-controlling investment. The Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”) also subjects certain categories of investments to mandatory filings. If a particular proposed acquisition or investment in a U.S. business falls within CFIUS’s jurisdiction, we may determine that we are required to make a mandatory filing or that we will submit to CFIUS review on a voluntary basis, or to proceed with the transaction without submitting to CFIUS and risk CFIUS intervention, before or after closing the transaction. CFIUS may decide to block or delay an acquisition or investment by us, impose conditions with respect to such acquisition or investment or order us to divest all or a portion of a U.S. business that we acquired without first obtaining CFIUS approval, which may limit the attractiveness of or prevent us from pursuing certain acquisitions or investments that we believe would otherwise be beneficial to us and our stockholders. In addition, among other things, FIRRMA authorizes CFIUS to prescribe regulations defining “foreign person” differently in different contexts, which could result in less favorable treatment for investments and acquisitions by companies from countries of “special concern.” If such future regulations impose additional burdens on acquisition and investment activities involving PRC and PRC-controlled entities, our ability to consummate transactions falling within CFIUS’s jurisdiction that might otherwise be beneficial to us and our stockholders may be hindered.
In addition, U.S. state or federal laws or regulations may restrict our normal business operations in the United States for so long as any Chinese citizen or Chinese investors (including Mr. Martin Tian and Landsea Green), own a significant percentage of our outstanding shares of common stock. A number of states have passed legislation or have pending bills that restrict foreign ownership of U.S. land that could, in addition to CFIUS, restrict future acquisition or investment activities. For example, a law that recently became effective in Florida prohibits, with limited exemptions, certain China-related persons from, directly or indirectly, owning, having a controlling interest in, or acquiring certain real estate in Florida, including agricultural land or property located within proximity of military installations or critical infrastructure facilities. While this law and similar state laws, are subject to ongoing court challenges, it could limit future growth in these jurisdictions.
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
•U.S. and global financial systems, macroeconomic conditions, market volatility and credit market stability, including the effects of inflation, recession, interest rate fluctuations, changes or uncertainty in fiscal or monetary policy, actual or
Landsea Homes Corp. | 2023 Form 10-K | 26

anticipated military or political conflicts (such as the Russian invasion of Ukraine, the Israel-Hamas war, tensions across the Taiwan Strait, and their respective regional and global ramifications) and global or regional public health events;
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
Landsea Homes Corp. | 2023 Form 10-K | 27

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
Our current business involves the design, construction and sale of innovative detached and attached homes in planned communities in major metropolitan areas in Arizona, California, Colorado, Florida, Metro New York, and Texas. Because our operations are concentrated in these areas, a prolonged economic downturn affecting one or more of these areas, or affecting any sector of employment on which the residents of such area are dependent, could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations, and a disproportionately greater impact on us than other homebuilders with more diversified operations. For example, much of the employment base in the San Francisco bay area is dependent upon the technology sector. During the downturn from 2007 to 2011, land values, the demand for new homes and home prices declined substantially in California. Additionally, in the past the state of California has experienced severe budget shortfalls and taken measures such as raising taxes and increasing fees to offset the deficit. Accordingly, our sales, results of operations, financial condition and business would be negatively impacted by a decline in the economy, the job sector or the homebuilding industry in the Western U.S. regions in which our operations are concentrated.
In addition, our ability to acquire land parcels for new homes may be adversely affected by changes in the general availability of land parcels, the willingness of land sellers to sell land parcels at reasonable prices, competition for available land parcels, availability of financing to acquire land parcels, zoning and other market conditions. For example, the availability of land parcels in our California markets at reasonable prices is limited. If the supply of land parcels appropriate for development of homes is limited because of these factors, or for any other reason, our ability to grow could be significantly limited, and the number of homes that we build and sell could decline.
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
Landsea Homes Corp. | 2023 Form 10-K | 28

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
Landsea Homes Corp. | 2023 Form 10-K | 29

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
We have outstanding indebtedness and our ability to incur additional indebtedness under our credit facility is subject to and potentially restricted by customary requirements and borrowing base formulas. As of December 31, 2023, Landsea Homes had approximately $565.0 million outstanding under its credit facility and the Senior Notes (as defined below), both of which are unsecured indebtedness, with approximately $262.6 million of additional borrowing capacity, subject to customary borrowing base requirements. Our indebtedness could have detrimental consequences, including the following:
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
Landsea Homes Corp. | 2023 Form 10-K | 30

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
A default under any of the agreements governing our indebtedness may allow our creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under the credit agreement governing our credit facility would permit the lenders thereunder to terminate all commitments to extend further credit under the applicable facility. Furthermore, if we elect to enter into any collateralized indebtedness agreements in the future and are unable to repay the amounts due and payable, those lenders could proceed against the collateral granted to them to secure that indebtedness subject to the terms of any such agreement. In the event our lenders or the holders of our notes accelerate the repayment of our borrowings, we cannot assure that we would have sufficient assets to repay such indebtedness. As a result of these restrictions, we may be:
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
Landsea Homes Corp. | 2023 Form 10-K | 31

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
Risks Related to the Ownership of Our Securities
A significant portion of our total outstanding shares may be sold into the market in the near future, which could depress the market price of our common stock.
Pursuant to the registration rights agreement, dated June 19, 2018, by and between the Company and the Holders (as defined in the registration rights agreement), the Holders are entitled to registration of shares representing more than 5% of our outstanding common stock. Further, lock-up agreements which previously covered the Stock Consideration expired on January 7, 2022. On February 9, 2024, Landsea Green announced a proposal, subject to approval by its shareholders, to sell up to 4.8 million shares of the Company’s common stock, held by Landsea Holdings, over a period of six months from such approval. Significant resales of shares of our common stock as a result of the exercise of registration rights or the expiration of the lock-up agreements, including as part of the proposed transaction discussed above, or the perception that such sales may occur, may depress the market price of our common stock or public warrants.
We previously identified a material weakness in our internal control over financial reporting, and we could experience other material weaknesses in the future. Additionally, internal control over financial reporting may not prevent or detect all errors or acts of fraud.
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
Landsea Homes Corp. | 2023 Form 10-K | 32

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
We issued warrants to purchase 15,525,000 shares of Common Stock as part of our Initial Public Offering (“IPO”) and, on the IPO closing date, we issued private placement warrants (the “Private Placement Warrants”) (i) to the Sponsor to purchase 7,760,000 shares of Common Stock (of which 2,260,000 Private Placement Warrants were forfeited in connection with the Merger and 2,200,000 were transferred to the Seller in connection with the Merger) and (ii) to BlackRock Credit Alpha Master Fund L.P., to purchase 550,440 shares of Common Stock, in each case at $11.50 per share. In June 2022, we repurchased all outstanding Private Placement Warrants. The public warrants are exercisable for one-tenth of one share at an exercise price of $1.15 per one-tenth share ($11.50 per whole share) pursuant to the Warrant Amendment. The shares of Common Stock issued upon exercise of our warrants will result in dilution to the then existing holders of Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our Common Stock or public warrants.
Our warrants may not be in the money at times, they may expire worthless and the terms of the warrants may be amended in a manner that may be adverse to holders of our warrants with the approval by the holders of at least 65% of the then outstanding public warrants. As a result, the exercise price of the warrants could be increased, the warrants could be converted into cash or stock (at a ratio different than initially provided), the exercise period could be shortened and the number of shares of our Common Stock purchasable upon exercise of a warrant could be decreased, all without a warrant holder’s approval.
The public warrants may not be in the money at times, and they may expire worthless. Our warrants were issued in registered form under the warrant agreement between Continental Stock Transfer & Trust Company and us (the “Warrant Agreement”). The Warrant Agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 65% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 65% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 65% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or stock (at a ratio different than initially provided), shorten the exercise period or decrease the number of shares of our Common Stock purchasable upon exercise of a warrant.
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
Landsea Homes Corp. | 2023 Form 10-K | 33

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
Landsea Homes Corp. | 2023 Form 10-K | 34

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
Landsea Homes Corp. | 2023 Form 10-K | 35

the standards of our service and may have an adverse impact on our business, prospects, liquidity, financial condition and results of operations.
Significant public health crises have had, and may again have, a material adverse effect on our business, financial condition, and results of operations.
Our business operations and supply chains may be negatively impacted by regional or global public health crises, including measures taken by national or local governments in response. For example, the COVID-19 pandemic adversely affected, and future significant public health crises may adversely affect, the economies and financial markets of many countries, including those in which we operate or which are part of our supply chain. This resulted, and could again result, in an economic downturn that affects the supply or demand for our products and services, as well as significant broader market and economic volatility.
Furthermore, the COVID-19 pandemic adversely affected, and future significant public health crises may adversely affect, our operations, resulting in significant slowing and/or ceasing of construction, sales, warranty, and administrative support in our markets. In addition, depending on the specific jurisdiction, we have been and could again be required to implement certain safety protocols and procedures that could materially impact our ability to develop communities, maintain sales velocity, build homes, timely deliver homes, and service customers. The COVID-19 pandemic had and future significant public health crises may have, a material impact on cycle times, cancellation rates, availability of trades, costs, supplies, and new home demand.
An information systems interruption or breach in security of our systems could adversely affect us.
We rely on information technology and other computer resources to perform important operational and marketing activities as well as to maintain our business and employee records and financial data. Our computer systems are subject to damage or interruption from power outages, computer attacks by hackers, viruses, catastrophes, hardware and software failures and breach of data security protocols by our personnel or third-party service providers. Computer intrusion efforts are becoming increasingly sophisticated and the controls that we have installed might be breached. Further, many of these computer resources are provided to us or are maintained on our behalf by third-party service providers pursuant to agreements that specify certain security and service level standards, but which are ultimately outside of our control. If we were to experience a significant period of disruption in information technology systems that involve interactions with customers or suppliers, it could result in the loss of sales and customers and significant incremental costs, which could adversely affect our business. Additionally, security breaches of information technology systems could result in the misappropriation or unauthorized disclosure of proprietary, personal, and confidential information, including information related to employees, counter-parties, and customers, which could result in significant financial or reputational damage and liability under data privacy laws and regulations, including the California Consumer Privacy Act.
We have experienced, and expect to continue to experience, efforts by hackers and other third parties to gain unauthorized access or deny access to, or otherwise disrupt, our information technology systems and networks. We are not aware of any material losses relating to cyber attacks or any material impact on our operations to date, however there can be no assurance that we will not suffer such losses in the future, and future incidents could have a material adverse effect on our business, financial condition, results of operations or liquidity. Moreover, cyber and other security threats are constantly evolving, thereby making it more difficult to successfully defend against them or to implement adequate preventative measures. We may not have the current capability to detect certain vulnerabilities, which may allow those vulnerabilities to persist in our systems over long periods of time. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any cyber vulnerabilities.
Changes in inflation or interest rates could adversely affect our business and financial results.
Inflation could adversely affect us by increasing the costs of land, raw materials and labor needed to operate our business, which in turn requires us to increase home selling prices in an effort to maintain satisfactory housing gross margins. Inflation typically also accompanies higher interest rates, which could adversely impact potential customers’ ability to obtain financing on favorable terms, thereby further decreasing demand. For example, in March 2022, the Federal Reserve began to raise interest rates in an effort to curb inflation. As a result, the effect of inflation on interest rates could increase our financing costs over time. We currently do not hedge against interest rate fluctuations. If we are unable to raise the prices of our homes to offset the increasing costs of our operations, our margins could decrease. Furthermore, if we need to lower the prices of our homes to meet demand, the value of our land inventory may decrease. Depressed land values may cause us to abandon and forfeit deposits on land option contracts and other similar contracts if we cannot satisfactorily renegotiate the purchase price of the subject land. We may record charges against our
Landsea Homes Corp. | 2023 Form 10-K | 36

earnings for inventory impairments if the value of our owned inventory, including land we decide to sell, is reduced, or for land option contract abandonments if we choose not to exercise land option contracts or other similar contracts, and these charges may be substantial. Inflation may also raise our costs of capital and decrease our purchasing power, making it more difficult to maintain sufficient funds to operate our business.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Cybersecurity Risk Management and Strategy
We have developed and implemented a cybersecurity risk management program, managed by our Vice President of Information Technology (“IT”), which is intended to assess, identify, and manage risks from cybersecurity threats, protect the confidentiality, integrity, and availability of our critical systems and information, and provide a framework for handling cybersecurity threats and incidents.
Our cybersecurity risk management program is integrated with our overall enterprise risk management program, and is aligned with the methodologies, reporting channels and governance processes that have been established by the Company’s enterprise risk management teams. Our cybersecurity risk management program outlines the activities we take to prepare for, detect, respond to, and recover from cybersecurity incidents, which include processes to triage, assess severity for, escalate, contain, investigate, and remediate the incident, as well as to comply with potentially applicable legal obligations and mitigate brand and reputational damage.
Our cybersecurity risk management program includes the following key elements:
•risk assessments designed to help identify cybersecurity risks to our critical systems, information, services, and our broader enterprise IT environment.
•a team, which reports to our Vice President of IT, comprised of IT security, IT infrastructure, and IT compliance personnel principally responsible for directing (1) our cybersecurity risk assessment processes, (2) our security processes, and (3) our response to cybersecurity incidents.
•where appropriate, the use of external cybersecurity service providers, overseen by the IT Infrastructure Manager to assess, test or otherwise assist with aspects of our security processes.
•cybersecurity awareness training of employees with access to our IT systems.
•a cybersecurity incident response plan and Security Operations Center (SOC) to respond to cybersecurity incidents; and
•a risk management process for service providers.
Although we have previously experienced and expect to continue to experience cybersecurity events, we do not believe that risks from cybersecurity threats, including as a result of any of these previous events, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. However, there can be no assurance that future cybersecurity incidents, information and security breaches and technology failures, including as a result of cybersecurity incidents, information and security breaches and technology failures experienced by our third parties, will not have a material adverse impact on us, including our business strategy, results of operations and financial condition.
Cybersecurity Governance
Our Board, which has overall oversight responsibility for our risk management, considers cybersecurity risk critical to the enterprise and has delegated primary cybersecurity risk oversight to the Audit Committee. The Audit Committee, which is responsible for reviewing and discussing the Company’s practices with respect to risk assessment and risk management, and risks related to matters including, among other things, information technology and cybersecurity, and therefore oversees management’s design, implementation, and enforcement of our cybersecurity risk management program. The Audit Committee receives reports, at least quarterly, from our Vice President of IT on our cybersecurity risks, including briefings on our cyber risk management program and cybersecurity events. The Audit Committee also receives periodic presentations from our Vice President of IT, supported by our management team or external experts, which address a wide range of additional cybersecurity topics including key cybersecurity metrics, the status of the Company’s information security systems and assessments of the Company’s cybersecurity, among other things. The Audit Committee regularly reports to our Board on cybersecurity matters.
Landsea Homes Corp. | 2023 Form 10-K | 37

Management is responsible for identifying and assessing cybersecurity risks, establishing processes to ensure that such potential cybersecurity risk exposures are monitored and putting in place appropriate mitigation measures. Our Vice President of IT, who reports to our Chief Financial Officer has primary responsibility at the management level for leading our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our external cybersecurity service providers. Our Vice President of IT has significant experience in managing and leading IT and cybersecurity teams, including over 20 years of relevant work experience at the Company and elsewhere.
Our Vice President of IT also supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means. These include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public, or private sources, including external cybersecurity service providers; and alerts and reports produced by security tools deployed in the IT environment.
Item 2. Properties
Our homebuilding and lot development operations own and control inventories of land, lots, and homes as part of the ordinary course of our business. We also lease approximately 85,000 square feet of office space under ongoing leases through April 2031. These properties are located in our various operating markets to house our regional and corporate offices.
Item 3. Legal Proceedings
See Part II, Item 8, Note 10 – Commitments and Contingencies - Legal.
Item 4. Mine Safety Disclosures
None.
Landsea Homes Corp. | 2023 Form 10-K | 38

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchasers of Equity Securities
Market Information
Our Common Stock and warrants are currently traded on The Nasdaq Capital Market under the trading symbols “LSEA” and “LSEAW,” respectively.
As of February 26, 2024, there were 9 holders of record of our Common Stock and 1 holder of record of our warrants.
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
Repurchase of Common Stock
The following table sets forth information concerning the Company’s repurchases of common stock during the three months ended December 31, 2023.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (in millions)(1)
October 1, 2023 - October 31, 2023	—	$—	—	$22.1
November 1, 2023 - November 30, 2023	674,486	9.49	674,486	15.7
December 1, 2023 - December 31, 2023	599,811	11.35	599,811	8.9
Total	1,274,297	$10.37	1,274,297	$8.9
(1)    In March 2023, the Board of Directors authorized a stock repurchase program allowing for the repurchase of up to $10.0 million worth of common stock with an expiration of December 31, 2023. In July 2023, the Board of Directors authorized additional capacity of approximately $3.3 million, with an expiration date of December 31, 2023, and an additional $10.0 million with no stated expiration date. In October 2023, the Board of Directors authorized additional capacity of $20.0 million with no stated expiration date. During the year ended December 31, 2023, the Company repurchased 3,635,033 shares of common stock for a total of $34.4 million, which was recorded as a reduction to additional paid-in capital. As of December 31, 2023, the Company had approximately $8.9 million in remaining authorized capacity.
Item 6. [Reserved]
Landsea Homes Corp. | 2023 Form 10-K | 39

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of Landsea Homes’ financial condition and results of operations for the fiscal years ended December 31, 2023 and 2022 should be read together with the consolidated financial statements and related notes of Landsea Homes’ that are included elsewhere in this document.

This section generally discusses the results of operations for 2023 compared to 2022. For similar discussion of our 2022 results compared year over year to our 2021 results, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended December 31, 2022 in our Annual Report on Form 10-K filed on March 9, 2023.

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

Landsea Homes Corp. | 2023 Form 10-K | 40

Consolidated Financial Data

The following table summarizes the results of operations for the years ended December 31, 2023 and 2022.

	Year Ended December 31,
	2023	2022
	(in thousands, except share and per share amounts)
Revenue
Home sales	$1,169,867	$1,392,750
Lot sales and other	40,080	53,699
Total revenue	1,209,947	1,446,449

Cost of sales
Home sales	967,034	1,108,204
Lot sales and other	27,939	51,321
Total cost of sales	994,973	1,159,525

Gross margin
Home sales	202,833	284,546
Lot sales and other	12,141	2,378
Total gross margin	214,974	286,924

Sales and marketing expenses	73,248	89,305
General and administrative expenses	101,442	89,325
Total operating expenses	174,690	178,630

Income from operations	40,284	108,294

Other income, net	4,261	86
Loss on remeasurement of warrant liability	—	(7,315)
Pretax income	44,545	101,065

Provision for income taxes	11,895	25,400

Net income	32,650	75,665
Net income attributable to noncontrolling interests	3,414	2,114
Net income attributable to Landsea Homes Corporation	$29,236	$73,551

Earnings per share:
Basic	$0.75	$1.71
Diluted	$0.75	$1.70

Weighted average shares outstanding:
Basic	38,885,003	42,052,696
Diluted	39,076,322	42,199,462

Landsea Homes Corp. | 2023 Form 10-K | 41

Business Overview
Driven by a commitment to sustainability, we design and build homes and communities in Arizona, California, Colorado, Florida, Texas, and Metro New York. We create inspired spaces for modern living and feature homes and communities in vibrant, prime locations which connect seamlessly with their surroundings and enhance the local lifestyle for living, working, and playing. The defining principle, “Live in Your Element®,” creates the foundation for our customers to live where they want to live, how they want to live – in a home created especially for them.

We are engaged in the acquisition, development, and sale of homes and lots in the states of Arizona, California, Colorado, Florida, New York, and Texas. The Company’s operations are organized into six reportable segments: Arizona, California, Colorado, Florida, Metro New York, and Texas. The Company builds and sells an extensive range of home types across a variety of price points but we focus our efforts on the first-time homebuyer. Our Corporate operations are a non-operating segment to support our homebuilding operations by providing executive, finance, treasury, human resources, accounting and legal services.
In October 2023, the Company expanded into the Colorado market by acquiring certain assets of Richfield Homes, LLC (“Richfield”). The Company paid an aggregate cash purchase price of $22.5 million to acquire approximately 290 owned or controlled lots in the greater Denver, Colorado area, including any construction in progress on those lots. This acquisition was accounted for as an asset acquisition. We believe this acquisition fits with and continues to advance our overall business strategy by expanding into new geographic markets and allows us to continue to shift inventory and product to more affordable offerings.

At the beginning of 2022, we saw a strong market, fueled by historically low interest rates on mortgage loans and a generally tight supply of homes for sale. In the second half of 2022, we began to see substantial contraction in the market as it slowed due primarily to rising inflation and mortgage interest rates. Supply chain issues, labor shortages, and the resulting cost increases led to heightened volatility across our industry, and costs of construction of our homes have varied significantly over recent years. During 2023, a significant portion of these supply chain and labor challenges have eased, however, the recent increases, and the potential for future increases, in interest rates put downward pressure on demand in our industry by reducing affordability for homebuyers across all of our markets.

While specific products are still occasionally difficult to procure, we expect to continue managing this challenge by partnering with suppliers that can dedicate their attention and products to us, expanding our operational forecasts to assist in making purchase orders with sufficient lead time, using standard size products that are interchangeable, and holding select products on hand to ensure availability. As some of the supply chain issues described above began to abate, we were able to be more strategic in the contracts we enter into and the vendors we use. We saw improvements in our cycle time during 2023 from beginning construction on a home to final delivery to the homebuyer. We believe these steps will allow us to continue to shorten our construction cycle time.

Increased interest rates have put downward pressure on demand due to decreased affordability for many potential homebuyers across the nation. Challenges to affordability negatively impacted our absorption and cancellation rates, particularly in the second half of 2022 and the first quarter of 2023. During 2023, both metrics stabilized to a large extent, however continued inflation and interest rate increases, and the potential for future increases, continued to cause affordability concerns and market uncertainty. These concerns continued to cause challenges across the homebuilding industry throughout 2023. Although we currently expect mortgage interest rates to decrease in 2024, there can be no assurance as to the timing and magnitude of future federal funds rate changes by the Federal Reserve. These rate changes ultimately drive mortgage interest rates and can significantly influence our absorption and cancellation rates. In light of these expectations, we are focusing our sales and marketing efforts on addressing affordability and interest rates as well as providing purchase incentives, subject to managing our inventory levels in the market. We manage certain nationwide marketing programs, however a majority of incentives we offer are specifically tailored to the circumstances of each community. We regularly perform stress tests on our backlog to identify homebuyers that are most likely to cancel their sales contracts, without intervention, due to higher costs from rising interest rates. Additionally, through a licensing agreement, we partnered with NFM Lending as a preferred lender to provide mortgage services under the name Landsea Mortgage. In connection with this arrangement, we have focused many of our incentives on mortgage interest rates and assisting homebuyers with buydowns on their home loans. This focus has helped achieve certain goals related to sales pace and absorption, but these additional discounts and incentives have lowered revenue and gross margins. We continue to monitor the credit worthiness of our homebuyers with NFM Lending with the objective of converting as many of our sales as possible into successful home deliveries.

Landsea Homes Corp. | 2023 Form 10-K | 42

On February 9, 2024, Landsea Green announced a proposal, subject to approval by its shareholders, to sell up to 4.8 million shares of the Company’s common stock, held by Landsea Holdings, over a period of six months from such approval. If the transaction proceeds as proposed and Landsea Holdings’ resulting ownership of the Company following any such sale drops below 50%, the Company would no longer be considered a controlled company under Nasdaq rules and would be required to comply with the rules governing a non-controlled company, subject to any applicable transition periods. Such sale, or the perception that such sale may occur, may also depress the market price of our common stock or public warrants.

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

Results of Operations

During 2023, home sales revenue decreased 16% from $1,392.8 million to $1,169.9 million and home deliveries decreased 10% from 2,370 units to 2,123 units, in each case as compared to the prior year. The decrease in home deliveries and home sales revenue year-over-year is primarily the result of a decrease in demand and affordability as mortgage interest rates have risen significantly compared to the prior year. In addition, our Metro New York segment has nearly completed delivering homes at its one community, with only two units and a retail space remaining. In total, our net income for the year ended December 31, 2023 was $32.7 million compared to $75.7 million in the prior year.

We remain focused on growth and view our ability to maintain optimal leverage ratios as a key factor in obtaining the financing required in order to expand. While we have grown organically and through acquisitions in recent years, we remain in a position to act on our strategy and to be opportunistic about acquisitions and other growth opportunities. Our debt to capital ratio increased to 44.1% as of December 31, 2023 compared to 41.6% as of December 31, 2022. Our net debt to total capital ratio (a non-GAAP financial measure; see below for the definition and reconciliation to the most directly comparable GAAP measure) remained relatively consistent at 30.4% as of December 31, 2023 compared to 30.0% as of December 31, 2022. We believe the continued strength of our balance sheet and operating platform have positioned us well to continue to execute our growth strategy.

We anticipate the homebuilding markets in each of our operating segments to be tied to both the local economy and the macro-economic environment. Accordingly, net orders, home deliveries, and average selling price (“ASP”) can be negatively affected by economic conditions, such as rising interest rates, decreases in employment and median household incomes, as well as decreases in household formations and increasing supply of inventories. Shortages in labor or materials can also significantly increase costs, reduce
Landsea Homes Corp. | 2023 Form 10-K | 43

gross margins, and lower our overall profitability. During 2023, we observed improved absorption rates across most of our key markets compared to the prior year, primarily due to successful sales promotions, offset by interest rates remaining high and continued concerns about home affordability. In Florida, however, we saw a delayed impact from the increasing mortgage interest rates, with a more muted impact from the increasing mortgage interest rates in 2022 leading to a spike in cancellations during the first half of 2023 in the segment. During the second half of 2023, we saw indications of stabilization in certain of our metrics, such as cancellation rates, compared to the first half of 2023 across all segments. Our results have been impacted, and could be further impacted, by continued challenges in home affordability as a result of price appreciation, increases in mortgage interest rates, or tightening of mortgage lending standards.

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

	Year Ended December 31,
	2023				2022				% Change
	Homes	Dollar Value	ASP	Monthly Absorption Rate	Homes	Dollar Value	ASP	Monthly Absorption Rate	Homes	Dollar Value	ASP	Monthly Absorption Rate
	(dollars in thousands)
Arizona	598	$255,513	$427	2.9	296	$143,371	$484	1.9	102%	78%	(12)%	53%
California	596	519,664	872	4.4	395	354,656	898	3.2	51%	47%	(3)%	38%
Colorado (1)	2	1,286	643	0.7	—	—	N/A	—	N/A	N/A	N/A	N/A
Florida	747	330,195	442	2.1	786	380,396	484	2.5	(5)%	(13)%	(9)%	(16)%
Metro New York	—	—	N/A	—	23	62,333	2,710	2.4	N/A	N/A	N/A	N/A
Texas	4	4,194	1,049	1.1	20	18,824	941	0.8	(80)%	(78)%	11%	38%
Total	1,947	$1,110,852	$571	2.8	1,520	$959,580	$631	2.4	28%	16%	(10)%	17%
(1)    Monthly absorption rates for Colorado in 2023 are based on three months for the time subsequent to the acquisition of Richfield in October 2023.

New orders in our Arizona segment increased during the year ended December 31, 2023, compared to the prior year, due to the implementation of sales programs during a challenging environment for affordability. Interest rates began to have a significant impact on our Arizona segment and resulted in a significant drop in net orders during the latter part of 2022. Although interest rates continued to be high compared to periods prior to 2022, the use of targeted incentives lowered ASP during the year ended December 31, 2023, but drove a significant amount of business for the same period, resulting in an increase in net new orders.

In the California segment, the increase in net new orders for the year ended December 31, 2023 was primarily due to additional incentives, which lowered ASP but provided positive results from the market compared to the prior year. Like other markets, California began to see challenges from rising interest rates in the third quarter of 2022, but sales improved more quickly than in our other markets due to additional incentives offered and quick move-in homes, which experienced increased demand during 2023. There is still uncertainty about the long-term trends as consumers continue evaluating prices and overall payments in the current environment.

Our operations in our Colorado segment began in October 2023 with the acquisition of the assets of Richfield. Through December 31, 2023, the Colorado segment had 2 net new home orders with an ASP of $0.6 million.

Our Florida segment was initially more resilient to the interest rate and inflationary pressures seen across our other segments. However, we saw an increased slowdown in this segment resulting from increased mortgage interest rates and decreased affordability during the year ended December 31, 2023 as compared to the prior year. These challenges in affordability significantly decreased the number of home sales, particularly in the first half of 2023. Driven by efforts to tailor our incentives and balance them with our sales pace, we began to experience improvements in both sales volume and dollar value in the second half of 2023, although recognizing lower ASPs due to the additional incentives required to achieve our preferred absorption rate.

Landsea Homes Corp. | 2023 Form 10-K | 44

The Metro New York segment has one remaining community, with only two residential units and a retail space remaining to sell and deliver as of December 31, 2023.

During the year ended December 31, 2023, our Texas segment completed the sale and delivery of the remaining lots acquired from Vintage and we expect sales and deliveries to idle over the short-term as we transition the Texas segment to new projects from recent land acquisitions that will be consistent with the quality and price points of Landsea Homes’ national brand.

Average Selling Communities

Average selling communities is the sum of communities actively selling homes each month, divided by the total months in the calculation period.

	Year Ended December 31,
	2023	2022	% Change
Arizona	17.3	12.7	36%
California	11.3	10.3	10%
Colorado (1)	1.0	—	N/A
Florida	29.7	26.7	11%
Metro New York	—	0.8	N/A
Texas	0.3	2.2	(86)%
Total	58.8	52.7	12%
(1)    Average selling communities calculation for Colorado in 2023 is based on three months, for the time subsequent to the acquisition of Richfield in October 2023.

Home Deliveries and Home Sales Revenue

Changes in home sales revenue are the result of changes in the number of homes delivered and the ASP of those delivered homes. Commentary on significant changes for each of the segments in these metrics is provided below.

	Year Ended December 31,
	2023			2022			% Change
	Homes	Dollar Value	ASP	Homes	Dollar Value	ASP	Homes	Dollar Value	ASP
	(dollars in thousands)
Arizona	607	$264,067	$435	613	$274,512	$448	(1)%	(4)%	(3)%
California	514	439,939	856	572	502,583	879	(10)%	(12)%	(3)%
Colorado	11	7,410	674	—	—	N/A	N/A	N/A	N/A
Florida	986	452,608	459	1,106	473,059	428	(11)%	(4)%	7%
Metro New York	1	1,649	1,649	47	111,424	2,371	(98)%	(99)%	(30)%
Texas	4	4,194	1,049	32	31,172	974	(88)%	(87)%	8%
Total	2,123	$1,169,867	$551	2,370	$1,392,750	$588	(10)%	(16)%	(6)%

During 2023, the Arizona segment delivered 607 homes with an ASP of $0.4 million and generated $264.1 million in home sales revenue. Home deliveries have stayed relatively consistent compared to the prior year. The decrease in home sales revenue, and corresponding decrease in ASP, was primarily attributable to the additional incentives we offered during 2023. The majority of these incentives have involved reducing interest rates and incentivizing homebuyers during the high interest rate environment that prevailed throughout the year.

During 2023, the California segment delivered 514 homes with an ASP of $0.9 million and generated $439.9 million in home sales revenue. The year-over-year decrease in home sales revenue, deliveries, and ASP in the California segment was primarily the result of higher interest rates leading to lower demand from buyers. These same affordability challenges were observed across the Company and led to more significant incentives throughout the year.

Landsea Homes Corp. | 2023 Form 10-K | 45

We began operations in the Colorado segment in October 2023 following the acquisition of the assets of Richfield. Through December 31, 2023, the Colorado segment delivered 11 homes with an ASP of $0.7 million and generated $7.4 million in home sales revenue.

Despite the decrease in home deliveries and home sales revenue in Florida that resulted from affordability concerns, ASP increased 7% during the year ended December 31, 2023, compared to the prior year. This increase was the result of additional focus in communities with higher price points that remained relatively steady during the recent challenges stemming from higher mortgage interest rates and market uncertainty. Similar to our other segments, market uncertainty and affordability concerns remain and could impact future results further.

The Metro New York segment has nearly sold out its one remaining community, with only two residential units and a retail space remaining to sell and deliver as of December 31, 2023.

During the year ended December 31, 2023, our Texas segment completed the sale and delivery of the remaining lots acquired from Vintage and we expect sales and deliveries to idle over the short-term as we transition the Texas segment to new projects from recent land acquisitions that will be consistent with the quality and price points of Landsea Homes’ national brand.

Home Sales Gross Margins

Home sales gross margin measures the price achieved on delivered homes compared to the costs incurred to build the home. In the following table, we calculate gross margins adjusting for interest in cost of sales, real estate inventories impairment, and purchase price accounting for acquired work in process inventory. We believe the below information is meaningful as it isolates the impact that indebtedness, real estate inventories impairment, and acquisitions have on the gross margins and allows for comparability to previous periods and competitors. See Note 3 – Business Combinations and Asset Acquisitions within the accompanying notes to the consolidated financial statements for additional discussion regarding acquired work in process inventory.

	Year Ended December 31,
	2023	%	2022	%
	(dollars in thousands)
Home sales revenue	$1,169,867	100.0%	$1,392,750	100.0%
Cost of home sales	967,034	82.7%	1,108,204	79.6%
Home sales gross margin	202,833	17.3%	284,546	20.4%
Add: Interest in cost of home sales	35,576	3.0%	40,192	2.9%
Add: Real estate inventories impairments	4,700	0.4%	—	—%
Adjusted home sales gross margin excluding interest and real estate inventories impairment (1)	243,109	20.8%	324,738	23.3%
Add: Purchase price accounting for acquired inventory	18,820	1.6%	50,412	3.6%
Adjusted home sales gross margin excluding interest, real estate inventories impairment, and purchase price accounting for acquired inventory (1)	$261,929	22.4%	$375,150	26.9%
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

Home sales gross margin decreased by 310 basis points to 17.3% for the year ended December 31, 2023, compared to the year ended December 31, 2022. The decrease is primarily due to the need for additional sales discounts and incentives to drive continued sales and delivery activity during the year, partially offset by lower costs associated with purchase price accounting for acquired inventory in the current year as compared to the prior year. We also recorded a real estate inventories impairment of $4.7 million during the year ended December 31, 2023 which decreased our gross margin.

Adjusted home sales gross margin excluding interest, real estate inventories impairment, and purchase price accounting for acquired inventory decreased by 450 basis points to 22.4% for the year ended December 31, 2023 as compared to the year ended December 31, 2022. The primary driver for the decrease in adjusted gross margin relates to the significant increase in discounts and incentives during the year ended December 31, 2023, as compared to the prior year, primarily related to mortgage interest rate buydowns on behalf of our homebuyers.
Landsea Homes Corp. | 2023 Form 10-K | 46

Backlog

Backlog reflects the number of homes, net of cancellations, for which we have entered into a sales contract with a customer but have not yet delivered the home.

	December 31, 2023			December 31, 2022			% Change
	Homes	Dollar Value	ASP	Homes	Dollar Value	ASP	Homes	Dollar Value	ASP
	(dollars in thousands)
Arizona	96	$41,433	$432	105	$49,986	$476	(9)%	(17)%	(9)%
California	161	158,170	982	79	78,446	993	104%	102%	(1)%
Colorado (1)	14	7,540	539	—	—	N/A	N/A	N/A	N/A
Florida	246	128,484	522	485	250,897	517	(49)%	(49)%	1%
Metro New York	—	—	N/A	1	1,597	1,597	N/A	N/A	N/A
Texas	—	—	N/A	—	—	N/A	N/A	N/A	N/A
Total	517	$335,627	$649	670	$380,926	$569	(23)%	(12)%	14%
(1)     Backlog acquired in Colorado at the date of the Richfield acquisition was 23 homes with a value of $13,664 thousand.

The decrease in the number of backlog homes and the backlog value as of December 31, 2023 as compared to December 31, 2022 is primarily attributable to the downward demand and price pressure from rising mortgage interest rates as seen in the net new home orders. As our home deliveries have outpaced net new orders in Arizona and Florida our backlog has decreased, and while we have seen demand and cancellations stabilize since the first half of 2022, particularly in California, the current market environment remains uncertain and further challenges could persist.

Lot Sales and Other Revenue

Lot sales and other revenue and gross margin can vary significantly between reporting periods based on the number of lots under contract and the percentage of completion related to the development activities required as part of the lot sales and other contracts. For the years ended December 31, 2023 and 2022 we recognized $40.1 million and $53.7 million, respectively, of lot sales and other revenue, in our Arizona and Florida segments, related to the sale and subsequent development of lots under contract. The increase in gross margin on our lot sales was primarily due to decreased costs during the year on continuing projects with fixed contract prices, as well as new land sales at a higher margin.

As of December 31, 2023 and 2022, we had contract assets of $6.0 million and $7.2 million, respectively, related to lot sales and other revenue. The contract asset balance is included in other assets on the Company’s consolidated balance sheets and represents cash to be received for work already performed on lot sales and other contracts. The amount of the transaction price for lot sales and other contracts allocated to performance obligations that were unsatisfied, or partially unsatisfied, as of December 31, 2023 and 2022 was $1.1 million and $11.6 million, respectively.

As of December 31, 2023, we had $0.2 million of deferred revenue from lot sales and other revenue included in accrued expenses and other liabilities on the Company’s consolidated balance sheets. As of December 31, 2022, we had no deferred revenue related to lot sales and other revenue. We recognize these amounts as development progresses and the related performance obligations are completed.

Landsea Homes Corp. | 2023 Form 10-K | 47

Lots Owned or Controlled

The table below summarizes lots owned or controlled by reportable segment as of the dates presented. Lots controlled includes lots where we have placed a deposit and have a signed purchase contract or rolling option contract.

	December 31, 2023			December 31, 2022
	Lots Owned	Lots Controlled	Total	Lots Owned	Lots Controlled	Total	% Change
Arizona	1,688	1,662	3,350	2,187	1,992	4,179	(20)%
California	657	1,422	2,079	559	1,714	2,273	(9)%
Colorado	127	155	282	—	—	—	N/A
Florida	1,964	1,649	3,613	2,530	1,521	4,051	(11)%
Metro New York	2	—	2	3	—	3	(33)%
Texas	130	1,720	1,850	4	1,083	1,087	70%
Total	4,568	6,608	11,176	5,283	6,310	11,593	(4)%

The total lots owned or controlled at December 31, 2023 decreased by 4% from December 31, 2022. While we continue to deliver on owned homes and take possession of lots previously under contract, we are monitoring the market to appropriately manage future lot contracts relative to the current market. Our goal remains to maintain a strong balance sheet while entering into contracts for new lots when we are satisfied that the timing and metrics support our actions.

Results of Operations and Assets by Segment

	Year Ended December 31,
	2023	2022
Pretax income (loss)	(dollars in thousands)
Arizona	$6,097	$18,232
California	29,562	94,213
Colorado	(1,404)	—
Florida	37,621	20,798
Metro New York	(2,790)	(520)
Texas	(5,990)	(158)
Corporate	(18,551)	(31,500)
Total	$44,545	$101,065

	December 31,
	2023	2022
Assets	(dollars in thousands)
Arizona	$336,424	$357,788
California	479,218	513,549
Colorado	27,240	—
Florida	425,154	422,045
Metro New York	42,047	45,277
Texas	60,255	26,923
Corporate	100,894	74,914
Total	$1,471,232	$1,440,496

Our Arizona segment recorded pretax income of $6.1 million during the year ended December 31, 2023 compared to $18.2 million during the year ended December 31, 2022. The decrease in pretax income is primarily due to a decrease in revenue per home as additional incentives have been required to continue to close homes at our desired pace. Additionally, we have seen increases in costs of homes delivered compared to the prior year, as more homes that were constructed during earlier periods with especially high labor and material costs were completed and delivered during the year ended December 31, 2023.

Landsea Homes Corp. | 2023 Form 10-K | 48

Our California segment recorded pretax income of $29.6 million during the year ended December 31, 2023 compared to $94.2 million during the year ended December 31, 2022. The decrease was due primarily to a comparative drop in deliveries year over year as well as increasing incentives provided to homebuyers seen across the Company as mortgage interest rates increased, challenging affordability, and driving down volume and gross margin. The California segment also experienced adverse impacts from increased costs of homes delivered which decreased our gross margin during 2023 compared to the prior year.

Colorado operations began in October 2023 with the acquisition of the assets of Richfield. As of December 31, 2023 our Colorado segment recorded pretax loss of $1.4 million as the assets were incorporated into the Company’s operations.

Our Florida segment recorded pretax income of $37.6 million during the year ended December 31, 2023, compared to pretax income of $20.8 million in 2022. We expanded our Florida operations with the acquisition of Hanover in January 2022, and the prior year included additional costs related to the acquisition’s integration and higher amortization of purchase price accounting for acquired inventory and acquired tradename. During the year ended December 31, 2023, the Florida segment experienced a slowdown in demand similar to other segments, however in most cases, we observed that the increases in ASP equaled or exceeded the increases in costs.

The Metro New York segment experienced an increase in pretax loss during the year ended December 31, 2023 as compared to the prior year, primarily due to a much higher number of deliveries during 2022 which provided positive gross margins for that segment in the prior year. We continue to wind up the sales and delivery activities in this segment.

During the year ended December 31, 2023, our Texas segment completed the sale and delivery of the lots acquired from Vintage and we expect sales and deliveries to idle over the short-term as we pivot the Texas segment to new projects from recent land acquisitions that will be consistent with the quality and price points of Landsea Homes’ national brand.

We have also identified our Corporate operations as a non-operating segment, as it serves to support the segments’ operations through functional departments such as executive, finance, treasury, human resources, accounting, and legal. The majority of the Corporate personnel and resources are dedicated to activities relating to the segments’ operations and are allocated accordingly. The Corporate non-operating segment generated a smaller pretax loss compared to the prior year as the year ended December 31, 2022 included a loss related to the fair value of the Private Placement Warrants of $7.3 million which did not recur in 2023 as the warrants were repurchased in June 2022.

Sales, Marketing, and General and Administrative Expenses

	Year Ended December 31,		As a Percentage of Home Sales Revenue
	2023	2022	2023	2022
	(dollars in thousands)
Sales and marketing expenses	$73,248	$89,305	6.3%	6.4%
General and administrative expenses	101,442	89,325	8.7%	6.4%
Total operating expenses	$174,690	$178,630	15.0%	12.8%

For the year ended December 31, 2023, sales, marketing, and general and administrative (“SG&A”) expenses decreased compared to the prior year primarily due to the slowing of sales and related reductions in commission and closing costs in 2023. This was partially offset by increases in employee compensation costs, including increased headcount, benefit costs, and severance costs.

The SG&A expense rate as a percentage of home sales revenue for the year ended December 31, 2023 was 15.0%, an increase of 2.2% from the prior year. The SG&A expense rate increased primarily due to higher employee compensation costs as noted above as well as additional one-time facility related costs associated with our Corporate office relocation, partially offset by cost savings on commissions, closings costs and professional fees. While we anticipate commissions and closings costs may rise in the near future as sales and deliveries increase, we expect to be able to further leverage our general and administrative expense base, including wages, and reduce the percentage of SG&A compared to home sales revenue in future periods.

Landsea Homes Corp. | 2023 Form 10-K | 49

Other Income, net

For the year ended December 31, 2023, other income, net was $4.3 million compared to other income, net of $0.1 million for the year ended December 31, 2022. The amount of other income, net for the year ended December 31, 2023 related primarily to title fees, forfeited homebuyer deposits, and various smaller sources. We did not receive title fees in the prior year and the other income received was partially offset by debt extinguishment costs incurred during 2022.

As of December 31, 2023 and 2022, we held membership interests in two unconsolidated joint ventures related to homebuilding activities, both of which are part of the Metro New York segment. As of December 31, 2023 and 2022, both of the joint ventures, LS-NJ Port Imperial JV, LLC and LS-Boston Point LLC, were effectively closed out with only customary post-closing, warranty-related activities remaining.

Loss on Remeasurement of Warrant Liability

For the year ended December 31, 2022, loss on remeasurement of warrant liability was $7.3 million. The loss reflects the change in fair value of the private placement warrants up until their repurchase in June 2022. As the private placement warrants were repurchased in 2022, we did not have any loss or gain on remeasurement during the year ended December 31, 2023.

Provision for Income Taxes

The income tax provision for the year ended December 31, 2023 was $11.9 million, as compared to $25.4 million for the year ended December 31, 2022. The effective tax rate for the year ended December 31, 2023 was 26.7%, and was different from the federal statutory rate primarily due to state income taxes net of federal income tax benefits, estimated deduction limitations for executive compensation under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), and tax credits for energy-efficient homes. The effective tax rate for the year ended December 31, 2022 was 25.1%, and was different from the federal statutory rate primarily due to state income taxes net of federal income tax benefits, estimated deduction limitations for executive compensation under Section 162(m) of the Code, and the fair value adjustment of the Private Placement Warrants, offset by the energy-efficient home credit.

The accounting for deferred taxes is based upon estimates of future results. Differences between the anticipated and actual outcomes of these future results could have a material impact on our consolidated results of operations or financial position. Also, changes in existing federal and state tax laws and tax rates could affect future tax results and the valuation of our deferred tax assets.

Critical Accounting Estimates

Critical accounting estimates are those that we believe are both significant and that require us to make difficult, subjective, or complex judgments, often because we need to estimate the effect of inherently uncertain matters. We base our estimates and judgments on historical experience and other factors that we believe to be appropriate under the circumstances. Actual results may differ from these estimates, and the estimates included in the consolidated financial statements might be impacted if we used different assumptions or conditions. The significant accounting policies are outlined in Note 2 – Summary of Significant Accounting Policies to the consolidated financial statements. The following are accounting policies that we believe are critical because of the significance of the activity to which they relate or because they require the use of significant estimates, judgments, and/or other assumptions in their application. Management believes that the following accounting estimates are among the most important to the presentation of our financial condition and results of operations and require the most difficult, subjective, or complex judgments.
Real Estate Inventories
Real estate inventories include actively selling projects as well as projects under development or held for future development. Inventories are stated at cost, unless the carrying amount is determined not to be recoverable, in which case inventory is written down to its fair value. The Company capitalizes pre-acquisition costs, land deposits, land, development, and other allocated costs, including interest, property taxes, and indirect construction costs to real estate inventories. Pre-acquisition costs, including non-refundable land deposits, are removed from inventory and expensed to other income, net, if the Company determines continuation of the prospective project is not probable. Land, development, and other common costs are typically allocated to real estate inventories using a methodology that approximates the relative-sales-value method. If the relative-sales-value-method is impracticable, costs are allocated
Landsea Homes Corp. | 2023 Form 10-K | 50

based on area methods, such as square footage or lot size, or other value methods as appropriate under the circumstances. Home construction costs per production phase are recorded using the specific identification method.
The Company reviews real estate inventories on a periodic basis or whenever indicators of impairment exist. If indicators of impairment are identified, the Company performs a detailed budget and cash flow review of the applicable real estate inventories to determine whether the estimated undiscounted future cash flows of the project are more or less than the asset’s carrying value. If the estimated undiscounted future cash flows are more than the asset’s carrying value, no impairment adjustment is required. However, if the estimated undiscounted future cash flows are less than the asset’s carrying value, the asset is written down to fair value and impairment charges are recorded to cost of sales. We generally determine the estimated fair value of each community by using a discounted cash flow approach based on the estimated future cash flows at discount rates that reflect the risk of the community being evaluated.
When estimating future cash flows of a project, the Company makes various assumptions including, estimated future home sales revenue, sales absorption rates, land development and construction costs, carrying costs, and direct selling and marketing costs. The discounted cash flow approach can be impacted significantly by our estimates of future cash flows and the applicable discount rate, which are Level 3 inputs. The key assumptions used in inventory valuation are based on factors known to us at the time such estimates are made and our expectations of future operations and market conditions. Due to uncertainties in the estimate process, the volatility in market conditions, the long life cycle of many communities, and potential changes in our strategy related to certain communities, actual results could differ significantly from valuation estimates.
Since the estimates and assumptions included in our cash flow models are based upon historical results and projected trends, they do not anticipate unexpected changes in market conditions or strategies that may lead to us incurring additional impairment charges in the future.

Goodwill
The excess of the purchase price of a business acquisition over the net fair value of assets acquired and liabilities assumed is capitalized as goodwill if the acquisition is determined to be accounted for as a business combination. Goodwill and any other intangible assets that do not have finite lives are not amortized, but rather assessed for impairment at least annually. The Company performs an annual impairment test during the fourth quarter or whenever impairment indicators are present using a two-step process to assess whether or not goodwill should be impaired. Qualitative factors may include, but are not limited to, economic conditions, industry and market considerations, cost factors, overall financial performance of the reporting units, and other entity and reporting unit specific events. The first step is a qualitative assessment that analyzes current economic indicators associated with a particular reporting unit. If the qualitative assessment indicates a stable or improved fair value, no further testing is required. If a qualitative assessment indicates that a significant decline to fair value of a reporting unit is more likely than not, we will proceed to the second step where we calculate the fair value of a reporting unit based on discounted future cash flows and market comparisons. We may, at our election, skip the qualitative assessment and move directly to the second step. The discounted cash flow approach requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts; estimation of the long-term rate of growth for our business, including terminal multiples; and the determination of the respective weighted-average cost of capital. The market approach requires significant judgments in the selection of appropriate market multiples based on peer benchmarks. Changes in these estimates and assumptions could materially affect the determination of estimated fair value and impairment for each reporting unit. If this step indicates that the carrying value of a reporting unit is in excess of its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. There was no goodwill impairment recorded during the years ended December 31, 2023 and 2022.

Business Combinations
Acquisitions are accounted for in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations. In connection with the acquisitions of Hanover and Vintage during 2022 and 2021, respectively, management determined in each case that the Company obtained control of a business including inputs, processes, and outputs in exchange for cash consideration. All material assets and liabilities were measured and recognized at fair value as of the date of the acquisition. Any excess of the purchase price over the estimated fair values of the identifiable net assets acquired is recorded as goodwill. In connection with the acquisition of
Landsea Homes Corp. | 2023 Form 10-K | 51

the assets of Richfield, management determined it should be accounted for as an asset acquisition and the entire purchase price was allocated to the assets acquired, in this case, real estate inventories, based on the estimated fair value of those real estate inventories.

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

Liquidity and Capital Resources

Overview

As of December 31, 2023, we had $168.6 million of cash, cash equivalents, and cash held in escrow, a $27.9 million increase from December 31, 2022. The change was primarily due to the sale of our Senior Notes (as defined below) and borrowings from other debt payables as well as ordinary home construction and sale activities, partially offset by repurchases of common stock. Cash held in escrow represents closings happening immediately before year-end in which we received the funds from the title company subsequent to December 31, 2023.

Our principal sources of capital are cash generated from home and land sales activities and borrowings from credit facilities and proceeds from the sale of our Senior Notes. Principal uses of capital are land purchases, land development, home construction, repayments on credit facilities, the acquisition of other homebuilders, and the payment of routine liabilities.

Cash flows for each community depend on the community’s stage in the development cycle and can differ substantially from reported earnings. Early stages of development or expansion require significant cash outlays for land acquisitions, entitlements and other approvals, and construction of model homes, roads, utilities, general landscaping, and other amenities. Given that these costs are a component of inventory and not recognized in the consolidated statements of operations until a home closes, we incur significant cash outlays prior to recognizing earnings. In the later stages of community development, cash inflows may significantly exceed earnings reported for financial statement purposes, as the cash outflow associated with home and land construction was previously incurred. From a liquidity standpoint, we are actively acquiring and developing lots in our markets to maintain and grow our supply of lots and active selling communities.

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

We intend to utilize debt as part of our ongoing financial strategy, coupled with redeployment of cash flows from operations to finance our business. As of December 31, 2023, we had outstanding borrowings of $565.0 million in aggregate principal, excluding discount and deferred loan costs, and had $262.6 million in additional borrowing capacity under our credit facility. We will consider several factors when evaluating our level of indebtedness and when making decisions regarding the incurrence of new indebtedness, including the purchase price of assets to be acquired with debt financing, the market value of our assets and the ability of particular assets, and our business as a whole, to generate cash flow to cover the expected debt service. In addition, our Credit Agreement and the Note Purchase Agreement (both as defined below) contain certain financial covenants, among other things, that limit the amount of leverage we can maintain, as well as minimum tangible net worth and liquidity requirements.
Landsea Homes Corp. | 2023 Form 10-K | 52

We believe that we will be able to fund our current and foreseeable liquidity needs with our cash on hand, cash generated from operations, and cash expected to be available from our credit facility or through accessing debt or equity capital as needed.

Line of Credit Facility
In October 2021, the Company entered into a line of credit agreement (the “Credit Agreement”). The Credit Agreement provides for a senior unsecured revolving credit facility of up to $675.0 million, of which there was $315.0 million outstanding as of December 31, 2023. The Company may increase the borrowing capacity up to $850.0 million under certain circumstances. Funds available under the Credit Agreement are subject to a borrowing base requirement which is calculated on specified percentages of our real estate inventories. Borrowings under the Credit Agreement bear interest at the Secured Overnight Financing Rate (“SOFR”) plus 3.35% or the Prime Rate (as defined in the Credit Agreement) plus 2.75%. The interest rate includes a floor of 3.85%. The Credit Agreement was modified three times in 2022, which resulted in an increase in the borrowing commitment from $585.0 million to $675.0 million, the replacement of the London Interbank Offered Rate (“LIBOR”) with SOFR as an index rate, and an extension of the maturity date to October 2025. In July 2023, the Credit Agreement was modified to extend the maturity date and now matures in October 2026. As of December 31, 2023, the interest rate on the loan was 8.70%.
Senior Notes
In July 2023, the Company entered into a new senior unsecured note (the “Note Purchase Agreement”). The Note Purchase Agreement provided for the private placement of $250.0 million aggregate principal amount of 11.0% senior notes (the “Senior Notes”) that mature in July 2028. The Company received the proceeds, net of discount and fees, in July 2023.

Financial Covenants
Our Credit Agreement and Note Purchase Agreement have certain financial covenants, including requirements to maintain a minimum liquidity balance, minimum tangible net worth, as well as maximum leverage and interest coverage ratios. See the table below for the material covenant calculations. The definition of each ratio for purposes of this report has been simplified.

	December 31, 2023
Financial Covenants	Actual	Covenant Requirement
	(dollars in thousands)
Minimum Liquidity Covenant (1)	$431,265	$50,000
Interest Coverage Ratio (2)	2.18	2.00
Tangible Net Worth (3)	$619,713	$410,578
Maximum Leverage Ratio (4)	39.3%	<60%
(1)     Based on cash, cash held in escrow, and undrawn availability under the Credit Agreement
(2)     Calculated as the trailing twelve months adjusted EBITDA divided by interest incurred over that same period.
(3)    Calculated as total assets, less goodwill and other intangible assets, less total liabilities.
(4)    Calculated as debt, net of certain cash amounts, divided by that same net debt balance plus tangible net worth.

The Credit Agreement and Note Purchase Agreement also contain certain restrictive covenants, including limitations on incurrence of other indebtedness, liens, dividends and other distributions, asset dispositions, restricted payments, investments, and limitations on fundamental changes. They contain customary events of default for such facilities, subject to cure periods in certain circumstances, that would result in the termination of the commitments in the case of the Credit Agreement and permit the lenders or holders, as applicable, to accelerate payment on outstanding amounts. These events of default include nonpayment of principal, interest, and fees or other amounts; breach of covenants, including those described above; inaccuracy of representations and warranties; cross default to certain other indebtedness; unpaid judgments; and certain bankruptcy and other insolvency events. As of December 31, 2023, we were in compliance with all covenants under each of our Credit Agreement and Note Purchase Agreement.
Landsea Homes Corp. | 2023 Form 10-K | 53

Letters of Credit and Performance Bonds

In the ordinary course of business, and as part of the entitlement and development process, the Company’s subsidiaries are required to provide performance bonds to assure completion of certain public facilities. The Company had $109.3 million and $114.9 million of performance bonds outstanding at December 31, 2023 and 2022, respectively.

Cash Flows—Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

For the years ended December 31, 2023 and December 31, 2022, the comparison of cash flows is as follows:

•Net cash provided by operating activities increased to $27.2 million during the year ended December 31, 2023 compared to $16.0 million during 2022. The increase in net cash flows from operating activities was primarily due to cash from other assets of $87.7 million primarily related to land acquisitions previously held in escrow that we closed on during 2023 as well as fewer payments on accounts payable and accrued expenses in the normal course of business resulting in $6.0 million more cash. This was partially offset by a decrease in net income, adjusted for noncash operating components, of $47.0 million, an increase in our cash of $19.0 million being held in escrow related to home closings, and $16.7 million more cash being used to purchase and develop real estate inventories in 2023 as compared to 2022.

•Net cash used in investing activities was $7.5 million during the year ended December 31, 2023, compared to $263.6 million during 2022. This difference was due to payments of $258.7 million, net of cash received from working capital adjustments in connection with the Hanover Acquisition in January 2022, while we did not have any business combinations in 2023.

•Net cash used in financing activities was $23.8 million during the year ended December 31, 2023, compared to $28.0 million provided by financing activities during 2022. The decrease in cash from financing activities is primarily related to contributions and distributions related to noncontrolling interests in one of our consolidated joint ventures. During 2022, noncontrolling interests contributed $51.0 million, net of distributions back to the noncontrolling interests, while in 2023 the consolidated joint venture distributed $22.3 million to the noncontrolling interests. The overall movement was partially offset by the payment in 2022 of $16.5 million to repurchase the Private Placement Warrants during 2022 while we had no corresponding payment in 2023.

Option Contracts

In the ordinary course of business, we enter into land purchase contracts in order to procure lots for the construction of homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require a cash deposit, and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers and others as a method of acquiring land in staged takedowns, to help manage the financial and market risk associated with land holdings, and to reduce the use of funds from financing sources. Option contracts generally require payment of a non-refundable deposit for the right to acquire lots over a specified period of time at pre-determined prices. Our obligations with respect to purchase contracts and option contracts are generally limited to the forfeiture of the related non-refundable cash deposits. As of December 31, 2023, we had outstanding purchase and option contracts totaling $663.1 million, net of $96.2 million related cash deposits (of which $1.0 million was refundable) pertaining to these contracts. As of December 31, 2022, we had outstanding purchase and option contracts totaling $620.2 million, net of $98.4 million related cash deposits (of which $0.8 million was refundable) pertaining to these contracts.

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

Landsea Homes Corp. | 2023 Form 10-K | 54

Material Cash Requirements

The material cash requirements as of December 31, 2023 were as follows:

	Payments due by Periods
	(dollars in thousands)
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-term debt maturities (1)	$565,000	$—	$315,000	$250,000	$—
Operating leases (2)	15,130	3,307	4,984	3,796	3,043
Purchase obligations (3)	663,053	461,126	201,927	—	—
Total contractual obligations	$1,243,183	$464,433	$521,911	$253,796	$3,043
(1)    Principal payments in accordance with the line of credit and construction loans. Total future interest payments of $194.7 million associated with our current outstanding debt are based on the current outstanding balance and interest rate as of December 31, 2023 through maturity.
(2)    Operating lease obligations do not include payments to property owners covering common area maintenance charges.
(3)    Includes the remaining purchase price for all land option and purchase contracts, net of deposits, as of December 31, 2023.

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

Landsea Homes Corp. | 2023 Form 10-K | 55

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

See table below reconciling this non-GAAP measure to the ratio of debt to capital.

	December 31,
	2023	2022
	(dollars in thousands)
Total notes and other debts payable, net	$543,774	$505,422
Total equity	688,352	710,319
Total capital	$1,232,126	$1,215,741
Ratio of debt to capital	44.1%	41.6%

Total notes and other debts payable, net	$543,774	$505,422
Less: cash, cash equivalents and restricted cash	119,555	123,634
Less: cash held in escrow	49,091	17,101
Net debt	$375,128	$364,687

Total capital	$1,232,126	$1,215,741
Ratio of net debt to total capital	30.4%	30.0%

EBITDA and Adjusted EBITDA

The following table presents EBITDA and Adjusted EBITDA for the years ended December 31, 2023 and 2022. Adjusted EBITDA is a non-GAAP financial measure used by management in evaluating operating performance. We define Adjusted EBITDA as net income before (i) income tax expense, (ii) interest expenses, (iii) depreciation and amortization, (iv) real estate inventories impairment, (v) purchase accounting adjustments for acquired work in process inventory related to business combinations, (vi) loss on debt extinguishment or forgiveness, (vii) transaction costs related to business combinations, (viii) write-off of deferred offering costs, (ix) abandoned projects costs, (x) the impact of income or loss allocations from our unconsolidated joint ventures, and (xi) loss on remeasurement of warrant liability. We believe Adjusted EBITDA provides an indicator of general economic performance that is not affected by fluctuations in interest, effective tax rates, levels of depreciation and amortization, and items considered to be non-recurring. The economic activity related to our unconsolidated joint ventures is not core to our operations and is the reason we have excluded those amounts. Accordingly, we believe this measure is useful for comparing our core operating performance from period to
Landsea Homes Corp. | 2023 Form 10-K | 56

period. Our presentation of Adjusted EBITDA should not be considered as an indication that our future results will be unaffected by unusual or non-recurring items.

	Year Ended December 31,
	2023	2022
	(dollars in thousands)
Net income	$32,650	$75,665
Provision for income taxes	11,895	25,400
Interest in cost of sales	36,330	40,428
Interest relieved to equity in net income of unconsolidated joint ventures	—	70
Depreciation and amortization expense	5,104	5,549
EBITDA	85,979	147,112
Real estate inventories impairments	4,700	—
Purchase price accounting for acquired inventory	18,820	50,412
Transaction costs	1,390	883
Write-off of offering costs	436	—
Abandoned project costs	998	—
Equity in net income of unconsolidated joint ventures, excluding interest relieved	—	(219)
Loss on debt extinguishment or forgiveness	—	2,496
Loss on remeasurement of warrant liability	—	7,315
Adjusted EBITDA	$112,323	$207,999

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

	Year Ended December 31,
	2023	2022
	(dollars in thousands)
Net income attributable to Landsea Homes Corporation	$29,236	$73,551

Real estate inventories impairment	4,700	—
Pre-Merger capitalized related party interest included in cost of sales	1,718	5,130
Equity in net income of unconsolidated joint ventures	—	(149)
Purchase price accounting for acquired inventory	18,820	50,412
Loss on debt extinguishment or forgiveness	—	2,496
Loss on remeasurement of warrant liability	—	7,315
Total adjustments	25,238	65,204
Tax-effected adjustments (1)	18,622	49,755

Adjusted net income attributable to Landsea Homes Corporation	$47,858	$123,306
(1)    Our tax-effected adjustments are based on our federal rate and a blended state rate adjusted for certain discrete items.

Landsea Homes Corp. | 2023 Form 10-K | 57

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Due to the nature of homebuilding and our business we are exposed to market risks in the ordinary course of our business, including the effects of interest rate changes and inflation as described below. We are also exposed to market risk from fluctuations in our stock prices and related characteristics.

Interest Rates

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. The Company’s primary exposure to market risk is interest rate risk associated with variable notes and credit facilities. Borrowings under our credit facility bear interest at a floating rate equal to the Prime rate plus 2.75% or SOFR plus 3.35% per annum. The Senior Notes bear interest on the outstanding amount at a fixed rate of 11.00% per annum, and therefore are not subject to fluctuations in interest rates.

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

Landsea Homes Corp. | 2023 Form 10-K | 58

Item 8. Financial Statements

Landsea Homes Corporation
Index to Consolidated Financial Statements

Landsea Homes Corp. | 2023 Form 10-K | F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Landsea Homes Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Landsea Homes Corporation and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, equity, and cash flows, for the years then ended, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2024, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.
Real Estate Inventories — Valuation— Refer to Notes 2 and 5 to the financial statements
Critical Audit Matter Description
The Company reviews real estate inventories on a periodic basis or whenever indicators of impairment exist. If there are indicators of impairment, the Company performs a detailed budget and cash flow review of the applicable real estate inventories to determine whether the estimated undiscounted future cash flows of the project are more or less than the asset’s carrying value. If the estimated undiscounted future cash flows are less than the asset’s carrying value, the asset is written down to fair value and impairment charges are recorded through cost of sales. The carrying value of real estate inventories as of December 31, 2023 was $1,122 million.
Auditing the Company’s impairment evaluation of real estate inventories was complex due to the subjectivity in determining whether impairment indicators were present at a community. Additionally, for real estate inventories where indicators of impairment were present, the determination of the undiscounted future cash flows involved significant judgment. In particular, management’s key assumptions and estimates used in developing undiscounted future cash flows projections and estimates includes future home sales
Landsea Homes Corp. | 2023 Form 10-K | F-2

revenues, sales absorption rates, land development and construction costs, carrying costs, and direct selling and marketing costs. Accordingly, auditing management’s judgments regarding the key assumptions used in the undiscounted future cash flows analyses involved our especially challenging and subjective auditor judgment.
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

/s/ DELOITTE & TOUCHE LLP
Costa Mesa, California
February 29, 2024
We have served as the Company’s auditor since 2022.
Landsea Homes Corp. | 2023 Form 10-K | F-3

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Landsea Homes Corporation

Opinion on the Financial Statements

We have audited the consolidated statements of operations, of equity and of cash flows of Landsea Homes Corporation and its subsidiaries (the “Company”) for the year ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California
March 16, 2022

We served as the Company’s auditor from 2019 to 2021.
Landsea Homes Corp. | 2023 Form 10-K | F-4

Landsea Homes Corporation
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31,
	2023	2022
Assets
Cash and cash equivalents	$119,555	$123,634
Cash held in escrow	49,091	17,101
Real estate inventories	1,121,726	1,093,369
Due from affiliates	4,348	3,744
Goodwill	68,639	68,639
Other assets	107,873	134,009
Total assets	$1,471,232	$1,440,496

Liabilities
Accounts payable	$77,969	$74,445
Accrued expenses and other liabilities	160,256	149,426
Due to affiliates	881	884
Line of credit facility, net	307,631	505,422
Senior notes, net	236,143	—
Total liabilities	782,880	730,177

Commitments and contingencies (Note 10)

Equity
Stockholders’ equity:
Preferred stock, $0.0001 par value, 50,000,000 shares authorized, none issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized, 41,382,453 issued and 36,520,894 outstanding as of December 31, 2023, 42,110,794 issued and 40,884,268 outstanding as of December 31, 2022	4	4
Additional paid-in capital	465,290	497,598
Retained earnings	187,584	158,348
Total stockholders’ equity	652,878	655,950
Noncontrolling interests	35,474	54,369
Total equity	688,352	710,319
Total liabilities and equity	$1,471,232	$1,440,496
See accompanying notes to the consolidated financial statements.

Landsea Homes Corp. | 2023 Form 10-K | F-5

Landsea Homes Corporation
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2023	2022	2021
Revenue
Home sales	$1,169,867	$1,392,750	$936,400
Lot sales and other	40,080	53,699	86,904
Total revenue	1,209,947	1,446,449	1,023,304

Cost of sales
Home sales	967,034	1,108,204	772,575
Lot sales and other	27,939	51,321	68,131
Total cost of sales	994,973	1,159,525	840,706

Gross margin
Home sales	202,833	284,546	163,825
Lot sales and other	12,141	2,378	18,773
Total gross margin	214,974	286,924	182,598

Sales and marketing expenses	73,248	89,305	52,840
General and administrative expenses	101,442	89,325	70,266
Total operating expenses	174,690	178,630	123,106

Income from operations	40,284	108,294	59,492

Other income, net	4,261	86	5,148
(Loss) gain on remeasurement of warrant liability	—	(7,315)	2,090
Pretax income	44,545	101,065	66,730

Provision for income taxes	11,895	25,400	13,995

Net income	32,650	75,665	52,735
Net income (loss) attributable to noncontrolling interests	3,414	2,114	(51)
Net income attributable to Landsea Homes Corporation	$29,236	$73,551	$52,786

Earnings per share:
Basic	$0.75	$1.71	$1.14
Diluted	$0.75	$1.70	$1.14

Weighted average shares outstanding:
Basic	38,885,003	42,052,696	45,198,722
Diluted	39,076,322	42,199,462	45,250,718
See accompanying notes to the consolidated financial statements.

Landsea Homes Corp. | 2023 Form 10-K | F-6

Landsea Homes Corporation
Consolidated Statements of Equity
(in thousands, except shares)

	Common Stock
	Shares	Amount	Additional paid-in capital	Retained earnings	Total stockholders' equity	Noncontrolling interests	Total equity

Balance at December 31, 2020	32,557,303	$3	$496,171	$32,011	$528,185	$1,301	$529,486
Recapitalization transaction, net of fees and deferred taxes	13,673,722	2	33,366	—	33,368	—	33,368
Vesting of restricted stock units	50,066	—	—	—	—	—	—
Stock-based compensation expense	—	—	5,808	—	5,808	—	5,808
Net income (loss)	—	—	—	52,786	52,786	(51)	52,735
Balance at December 31, 2021	46,281,091	$5	$535,345	$84,797	$620,147	$1,250	$621,397
Shares issued under share-based awards	228,529	—	—	—	—	—	—
Cash paid for shares withheld for taxes	—	—	(848)	—	(848)	—	(848)
Stock-based compensation expense	—	—	3,647	—	3,647	—	3,647
Contributions from noncontrolling interests	—	—	—	—	—	55,000	55,000
Distributions to noncontrolling interests	—	—	—	—	—	(3,995)	(3,995)
Repurchase of common stock	(5,625,352)	(1)	(40,546)	—	(40,547)	—	(40,547)
Net income	—	—	—	73,551	73,551	2,114	75,665
Balance at December 31, 2022	40,884,268	$4	$497,598	$158,348	$655,950	$54,369	$710,319
Shares issued under share-based awards	267,782	—	—	—	—	—	—
Stock options exercised	3,877	—	37	—	37	—	37
Cash paid for shares withheld for taxes	—	—	(695)	—	(695)	—	(695)
Stock-based compensation expense	—	—	3,088	—	3,088	—	3,088
Distributions to noncontrolling interests	—	—	—	—	—	(22,309)	(22,309)
Repurchase of common stock and associated tax	(3,635,033)	—	(34,738)	—	(34,738)	—	(34,738)
Forfeiture and cancellation of Earnout Shares	(1,000,000)	—	—	—	—	—	—
Net income	—	—	—	29,236	29,236	3,414	32,650
Balance at December 31, 2023	36,520,894	$4	$465,290	$187,584	$652,878	$35,474	$688,352
See accompanying notes to the consolidated financial statements.

Landsea Homes Corp. | 2023 Form 10-K | F-7

Landsea Homes Corporation
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$32,650	$75,665	$52,735
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,104	5,549	5,393
Loss (gain) on remeasurement of warrant liability	—	7,315	(2,090)
Stock-based compensation expense	3,088	3,647	5,808
Loss (gain) on extinguishment or forgiveness of debt	—	2,496	(4,266)
Inventory impairments	4,700	—	—
Abandoned project costs	998	650	555
Write off of offering costs	436	—	—
Deferred taxes	(4,917)	(6,299)	(2,826)
Changes in operating assets and liabilities:
Cash held in escrow	(31,990)	(13,022)	7,539
Real estate inventories	(29,543)	(12,846)	(59,655)
Due from affiliates	(604)	721	(1,802)
Other assets	33,738	(53,930)	(7,307)
Accounts payable	3,523	(5,617)	35,850
Accrued expenses and other liabilities	9,987	13,139	3,466
Due to affiliates	(3)	(1,473)	—
Net cash provided by operating activities	27,167	15,995	33,400

Cash flows from investing activities:
Purchases of property and equipment	(7,478)	(5,469)	(3,176)
Distributions of capital from unconsolidated joint ventures	—	578	22,134
Payments for business acquisition, net of cash acquired	—	(258,727)	(44,537)
Net cash used in investing activities	(7,478)	(263,618)	(25,579)

Cash flows from financing activities:
Borrowings from notes and other debts payable	547,500	281,612	910,487
Repayments of notes and other debts payable	(504,300)	(240,228)	(737,683)
Proceeds from Merger, net of fees and other costs	—	—	64,434
Cash paid for shares withheld for taxes	(695)	(848)	—
Payment for buyback of warrants	—	(16,500)	—
Repayment of convertible note	—	—	(1,500)
Proceeds from exercise of stock options	37	—	—
Repurchases of common stock	(34,417)	(40,547)	—
Contributions from noncontrolling interests	—	55,000	—
Distributions to noncontrolling interests	(22,309)	(3,995)	—
Deferred offering costs paid	(224)	(2,605)	(1,832)
Debt issuance and extinguishment costs paid	(9,360)	(3,885)	(8,522)
Net cash (used in) provided by financing activities	(23,768)	28,004	225,384

Net (decrease) increase in cash, cash equivalents, and restricted cash	(4,079)	(219,619)	233,205
Cash, cash equivalents, and restricted cash at beginning of year	123,634	343,253	110,048
Cash, cash equivalents, and restricted cash at end of year	$119,555	$123,634	$343,253
See accompanying notes to the consolidated financial statements.

Landsea Homes Corp. | 2023 Form 10-K | F-8

Landsea Homes Corporation
Notes to Consolidated Financial Statements

 1.     Company
Landsea Homes Corporation (together with its subsidiaries, “Landsea Homes” or the “Company”), a majority owned subsidiary of Landsea Holdings Corporation (“Landsea Holdings”), is engaged in the acquisition, development, and sale of homes and lots in Arizona, California, Colorado, Florida, New Jersey, New York, and Texas. The Company’s operations are organized into the following six reportable segments: Arizona, California, Colorado, Florida, Metro New York and Texas.
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
Upon Closing, Level Field Capital, LLC (the “Sponsor”) held 1.0 million shares that are subject to surrender and forfeiture for no consideration in the event the common stock does not reach certain thresholds during the 24-month period following the closing of the Merger (“Earnout Shares”). The Sponsor transferred 0.5 million Earnout Shares to Landsea Holdings. Additionally, the Sponsor forfeited 2.3 million private placement warrants and transferred 2.2 million private placement warrants to Landsea Holdings (such private placement warrants, each exercisable to purchase one share of Common Stock at an exercise price of $11.50 per share, are referred to as the “Private Placement Warrants,” and together with the Company’s public warrants they are referred to as the “Warrants”). During the year ended December 31, 2022, the private placement warrants were repurchased by the Company and are no longer outstanding, refer to Note 16 – Stockholders’ Equity for additional information. In January 2023, the Company concluded that the threshold for the Earnout Shares was not met and therefore those shares were forfeited and cancelled.
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
 2.    Summary of Significant Accounting Policies
Basis of Presentation and Consolidation—The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and all subsidiaries, partnerships and other entities in which the Company has a controlling interest and variable interest entities (“VIEs”) in which the Company is deemed the primary beneficiary. The Company’s investments in unconsolidated entities in which a significant, but less than controlling, interest is held and in VIEs in which the Company is not deemed to be the primary

Landsea Homes Corp. | 2023 Form 10-K | F-9

Landsea Homes Corporation
Notes to Consolidated Financial Statements

beneficiary, are accounted for under the equity method. All intercompany transactions and balances have been eliminated in consolidation.
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
Reclassifications—Certain reclassifications have been made in the prior year’s financial statements to conform to classifications used in the current year. The consolidated balance sheet for the year ended December 31, 2022, has been revised to reflect the reclassification of investment in and advances to unconsolidated joint ventures of less than $0.1 million to other assets. The consolidated statements of operations for the years ended December 31, 2022 and 2021, have been revised to reflect the reclassification of $0.1 million and $1.3 million, respectively, from equity in net income of unconsolidated joint ventures to other income, net. Additionally, the consolidated statements of cash flows for these years have been revised to reflect a reclassification of equity in net income of unconsolidated joint ventures of $0.1 million and $1.3 million, respectively, to the change in other assets.
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
Real Estate Inventories and Cost of Sales—Real estate inventories include actively selling projects as well as projects under development or held for future development. Inventories are stated at cost, unless the carrying amount is determined not to be recoverable, in which case inventory is written down to its fair value. The Company capitalizes pre-acquisition costs, land deposits, land, development, and other allocated costs, including interest, property taxes, and indirect construction costs to real estate inventories. Pre-acquisition costs, including non-refundable land deposits, are removed from inventory and expensed to other income, net, if the Company determines continuation of the prospective project is not probable. Land, development, and other common costs are typically allocated to real estate inventories using a methodology that approximates the relative-sales-value method. If the relative-sales-value-method is impracticable, costs are allocated based on area methods, such as square footage or lot size, or other value methods as appropriate under the circumstances. Home construction costs per production phase are recorded using the specific identification method.

Landsea Homes Corp. | 2023 Form 10-K | F-10

Landsea Homes Corporation
Notes to Consolidated Financial Statements

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
When estimating future cash flows of a project, the Company makes various assumptions including estimated future home sales revenue, sales absorption rates, land development and construction costs, carrying costs, and direct selling and marketing costs. The discounted cash flow approach can be impacted significantly by the Company’s estimates of future cash flows and the applicable discount rate, which are Level 3 inputs. The key assumptions used in real estate inventories valuations are subject to a variety of external factors and are inherently uncertain. It is reasonably possible that changes in market conditions could change the Company’s estimates of future cash flows, leading to different conclusions. Accordingly, actual results could differ from valuation estimates. See Note 5 – Real Estate Inventories for additional information.
Capitalization of Interest—The Company follows the practice of capitalizing interest to real estate inventories during the period of development and to investments in unconsolidated joint ventures, when applicable, in accordance with ASC 835, Interest. Interest capitalized as a component of real estate inventories is included in cost of sales as related homes or lots are delivered to customers. To the extent interest is capitalized to investments in unconsolidated joint ventures, it is included as a reduction to income from unconsolidated joint ventures when the related homes or lots are sold to third parties. To the extent the Company’s debt exceeds its qualified assets as defined in ASC 835, the Company would expense a portion of the interest incurred. Qualified assets represent projects that are under development as well as investments in unconsolidated joint ventures accounted for under the equity method until such equity method investees begin their principal operations.
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
The fair value of acquired real estate inventories largely depends on the stage of production of the acquired land and work in process inventory. For acquired land and land options, the Company typically utilizes, with the assistance of a third party valuation specialist, a sales comparison approach. For work in process inventories, the Company estimates the fair value based upon the stage of production of each unit and a gross margin that the Company believes a market participant would require to complete the remaining development and requisite selling efforts. Refer to Note 3 – Business Combinations and Asset Acquisitions for further information regarding the purchase price allocation and related acquisition accounting.
Investment in Unconsolidated Joint Ventures—The Company uses the equity method to account for investments in (1) joint ventures that qualify as VIEs where the Company is not the primary beneficiary and (2) other entities that the Company does not control but has the ability to exercise significant influence over. The Company also uses the equity method when it functions as the managing member or general partner and its venture partner has substantive participating rights or where the Company can be replaced by its venture partner as managing member without cause. Under the equity method, the Company recognizes its proportionate share of earnings and losses generated by the joint venture upon the delivery of lots or homes to third parties.
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

Landsea Homes Corp. | 2023 Form 10-K | F-11

Landsea Homes Corporation
Notes to Consolidated Financial Statements

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
As of December 31, 2023 and 2022, the Company consolidated two joint venture VIEs. Refer to Note 4 – Variable Interest Entities for further information regarding VIEs.
Goodwill—The excess of the purchase price of a business acquisition over the net fair value of assets acquired and liabilities assumed is capitalized as goodwill if it is treated as a business combination. Goodwill and any other intangible assets that do not have finite lives are not amortized, but rather assessed for impairment at least annually. The Company performs an annual impairment test during the fourth quarter or whenever impairment indicators are present using a two-step process to assess whether or not goodwill should be impaired. The first step is a qualitative assessment that analyzes current economic indicators associated with a particular reporting unit. If the qualitative assessment indicates a stable or improved fair value, no further testing is required. If a qualitative assessment indicates that a significant decline to fair value of a reporting unit is more likely than not, or, at the Company’s election, the Company will proceed to the second step where we calculate the fair value of a reporting unit based on discounted future cash flows and market comparisons. If this step indicates that the carrying value of a reporting unit is in excess of its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. There was no goodwill impairment recorded during the years ended December 31, 2023, 2022, and 2021.
Property and Equipment—Property and equipment are recorded at cost and depreciated to general and administrative expense using the straight-line method over their estimated useful lives, typically ranging from two to five years. Leasehold improvements are stated at cost and amortized to general and administrative expense using the straight-line method over the shorter of either their estimated useful lives or the term of the lease. For the years ended December 31, 2023, 2022, and 2021 the Company incurred depreciation expense of $1.8 million, $2.0 million, and $1.7 million, respectively.
Capitalized Selling and Marketing Costs—In accordance with ASC 606, Revenue from Contracts with Customers, and ASC 340, Other Assets and Deferred Cost, costs incurred for tangible assets directly used in the sales process such as the Company’s sales offices, and model landscaping and furnishings are capitalized to property and equipment which is included in other assets in the accompanying consolidated balance sheets. These costs are amortized to selling and marketing expenses generally over the estimated life of the selling community. For the years ended December 31, 2023, 2022, and 2021 the Company incurred amortization expense of $2.6 million, $0.6 million, and $2.0 million, respectively. All other selling and marketing costs, such as commissions and advertising, are expensed as incurred. Advertising and marketing costs of $6.9 million, $5.1 million, and $3.2 million for the years ended December 31, 2023, 2022, and 2021, respectively, are included in sales and marketing expenses on the consolidated statements of operations.
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

Landsea Homes Corp. | 2023 Form 10-K | F-12

Landsea Homes Corporation
Notes to Consolidated Financial Statements

recorded are adjusted if necessary. The warranty accrual is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets and adjustments to the accrual are recorded through cost of sales.
Warrant Liability—The Company accounted for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging. For issued or modified warrants that did not meet all the criteria for equity classification, the warrants were recorded as liabilities at their initial fair value on the date of issuance or assumption and remeasured to fair value at each balance sheet date thereafter.
The Company’s Private Placement Warrants were presented on the consolidated balance sheets as a liability recorded at fair value with subsequent changes in fair value recognized in the consolidated statement of operations at each reporting date as a (loss) gain on remeasurement of the warrant liability. The fair value of the Private Placement Warrants was estimated using a Black-Scholes option pricing model which included assumptions used in the model that were subjective and required significant judgment, including implied volatility, which was a Level 3 input. Each Private Placement Warrant was exercisable at $11.50 into one share of common stock. In June 2022, all of the outstanding Private Placement Warrants were repurchased by the Company. Refer to Note 16 – Stockholders’ Equity for additional information on the Warrants. The fair value of the Private Placement Warrants is discussed further in Note 14 – Fair Value.
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
Lot Sales and Other Revenue—Revenues from lot sales and other revenue are recorded and a margin is recognized when performance obligations are satisfied, which includes transferring a promised good or service to a customer. Lot sales and other revenue is recognized when all conditions of escrow are met, including delivery of the real estate asset in the agreed-upon condition, passage of title, receipt of appropriate consideration, and collection of associated receivables, if any, is probable, and other applicable criteria are met. Based upon the terms of the agreement, when it is determined that the performance obligation is not satisfied, the sale and the related margin are deferred for recognition in future periods.
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
Each year the Company assesses its deferred tax asset to determine whether all or any portion of the asset is more likely than not (defined as a likelihood of more than 50%) to be unrealizable under ASC 740. The Company is required to establish a valuation allowance for any portion of the tax asset determined to be more likely than not unrealizable. The ultimate realization of deferred tax assets depends primarily on the generation of future taxable income during the periods in which the differences become deductible. Judgment is required in determining the future tax consequences of events that have been recognized in the Company’s consolidated financial statements and/or tax returns. Differences between anticipated and actual outcomes of these future tax consequences could have a material impact on the Company’s consolidated financial statements.
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

Landsea Homes Corp. | 2023 Form 10-K | F-13

Landsea Homes Corporation
Notes to Consolidated Financial Statements

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of additional segment information. These additional requirements include significant expenses, other segment items to reconcile segment revenue and significant expenses to the reported measure of segment profit or loss, a description of the composition of the other segment items, and the title and position of the entity’s chief operating decision maker (“CODM”). The amendments in this update also expand the segment disclosure requirements to interim periods. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The guidance is to be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires annual disclosure of specific categories in the income tax rate reconciliation and of additional information for reconciling items that meet a quantitative threshold among other changes. Specifically, the guidance requires a tabular reconciliation disclosure, using both percentages and amounts. The guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

Landsea Homes Corp. | 2023 Form 10-K | F-14

Landsea Homes Corporation
Notes to Consolidated Financial Statements

 3.     Business Combinations and Asset Acquisitions
On October 10, 2023, the Company expanded into the Colorado market by acquiring certain assets of Richfield Homes, LLC (“Richfield”). The Company paid an aggregate cash purchase price of $22.5 million to acquire approximately 290 owned or controlled lots in the greater Denver, Colorado area, including any construction in progress on those lots. This acquisition was accounted for as an asset acquisition.
On January 18, 2022, the Company acquired 100% of Hanover Family Builders, LLC (“Hanover”), a Florida-based homebuilder, for an aggregate cash purchase price, net of working capital adjustments, of $262.6 million (the “Hanover Acquisition”). The aggregate purchase price included a pay-off of $69.3 million related to debt held by Hanover and a payment of $15.6 million for land-related deposits. The total assets of Hanover included approximately 20 development projects and 3,800 lots owned or controlled in various stages of development.
In accordance with ASC 805, the assets acquired and liabilities assumed from the acquisition of Hanover were measured and recognized at fair value as of the date of the acquisition to reflect the purchase price paid.
Acquired inventories consist of land, land deposits, and work in process inventories. For acquired land and land options, the Company typically utilizes, with the assistance of a third-party valuation specialist, a sales comparison approach. For work in process inventories, the Company estimates the fair value based upon the stage of production of each unit and a gross margin that management believes a market participant would require to complete the remaining development and requisite selling efforts. On the acquisition date, the stage of production for each lot ranged from recently started lots to fully completed homes. The intangible asset acquired relates to the Hanover trade name, which is estimated to have a fair value of $1.6 million and is being amortized over one year. Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed and relates primarily to the assembled workforce and business synergies. Goodwill of $44.2 million was recorded on the consolidated balance sheets as a result of this transaction and is expected to be deductible for tax purposes over 15 years. The acquired goodwill is included in the Florida reporting segment in Note 13 – Segment Reporting. The Company incurred transaction related costs of $0.7 million related to the Hanover Acquisition during the year ended December 31, 2022.
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
On May 4, 2021, the Company acquired 100% of Mercedes Premier Homes, LLC (also known as Vintage Estate Homes, LLC, or “Vintage”), a Florida- and Texas-based homebuilder, for an aggregate cash purchase price of $54.6 million (the “Vintage Acquisition”). In addition, the Company assumed $32.1 million of debt, of which it paid down $3.8 million in connection with the acquisition. Total assets included approximately 20 development projects and 1,800 lots in various stages of development. The

Landsea Homes Corp. | 2023 Form 10-K | F-15

Landsea Homes Corporation
Notes to Consolidated Financial Statements

intangible asset acquired relates to the Vintage trade name, which was estimated to have a fair value of $1.6 million and was amortized over one year. Goodwill of $3.8 million was recorded on the consolidated balance sheets as a result of this transaction and is expected to be deductible for tax purposes over 15 years. The acquired goodwill is included in the Florida reporting segment. The Company incurred transaction costs of $0.9 million related to the Vintage Acquisition during the year ended December 31, 2021.
The Company’s results of operations include homebuilding revenues from the Vintage Acquisition of $125.4 million during the year ended December 31, 2021. The accompanying results of operations also include a pretax loss of $0.9 million from the Vintage Acquisition during the year ended December 31, 2021. The pretax income is inclusive of purchase price accounting and an allocation of corporate general and administrative expenses.
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
Unaudited Pro Forma Financial Information
Unaudited pro forma revenue and net income for the years ended December 31, 2022 and 2021 give effect to the results of the acquisitions of Hanover and Vintage as though the respective acquisition dates were as of January 1, 2021 and January 1, 2020, the beginning of the year preceding the respective acquisitions. Unaudited pro forma net income adjusts the operating results of the stated acquisitions to reflect the additional costs that would have been recorded assuming the fair value adjustments had been applied as of the beginning of the year preceding the year of acquisition, including the tax-effected amortization of the acquired trade names and transaction related costs. The Company did not have any acquisitions that were treated as a business combination in 2023 and therefore no proforma is presented for the year ended December 31, 2023.

	Year Ended December 31,
	2022	2021

Revenue	$1,451,558	$1,286,919

Pretax income	151,846	23,142
Provision for income taxes	(38,163)	(4,853)
Net income	$113,683	$18,289

 4.     Variable Interest Entities

The Company consolidates two joint venture (“JV”) VIEs. The consolidated VIEs include one active project in the Metro New York area (“14th Ave JV”) and one JV with the purpose of acquiring undeveloped land (the “LCF JV”). The Company has

Landsea Homes Corp. | 2023 Form 10-K | F-16

Landsea Homes Corporation
Notes to Consolidated Financial Statements

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

The following table summarizes the carrying amount and classification of the VIEs’ assets and liabilities in the consolidated balance sheets as of December 31, 2023 and 2022.

	December 31, 2023	December 31, 2022
	(dollars in thousands)
Cash	$2,950	$4,697
Real estate inventories	79,441	99,699
Due from affiliates	203	329
Other assets	2,107	2,124
Total assets	$84,701	$106,849

Accounts payable	$384	$1,577
Accrued expenses and other liabilities	5,257	5,616
Total liabilities	$5,641	$7,193
 5.     Real Estate Inventories
Real estate inventories are summarized as follows:

	December 31,
	2023	2022
	(dollars in thousands)
Deposits and pre-acquisition costs	$99,702	$101,395
Land held and land under development	272,825	191,047
Homes completed or under construction	692,126	779,352
Model homes	57,073	21,575
Total real estate inventories	$1,121,726	$1,093,369
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
In accordance with ASC 360, Property, Plant, and Equipment, real estate inventories are stated at cost, unless the carrying amount is determined not to be recoverable, in which case inventory is written down to its fair value. The Company reviews each real estate asset at the community-level, on a quarterly basis or whenever indicators of impairment exist. The Company generally determines the estimated fair value of each community by using a discounted cash flow approach based on the estimated future cash flows at discount rates that reflect the risk of the community being evaluated. The discounted cash flow approach can be impacted significantly by the Company’s estimates of future home sales revenue, sales absorption rates, land development and construction costs, carrying costs, direct selling and marketing costs, and the applicable discount rate.
During the year ended December 31, 2023 the Company recorded $4.7 million of real estate inventories impairment charges related to one community in its California segment. In this instance, the Company determined that additional incentives and persistent discounts were required to sell the remaining homes, which was the primary reason the estimated future cash flows for the community were driven below their previous carrying values. During the years ended December 31, 2022 and 2021, the Company did not

Landsea Homes Corp. | 2023 Form 10-K | F-17

Landsea Homes Corporation
Notes to Consolidated Financial Statements

recognize any impairments on real estate inventories. Real estate inventories impairment charges are recorded to cost of home sales in the consolidated statements of operations.
The table below provides quantitative data for Level 3 inputs used in determining the fair value of the impaired inventory. The table presents the quarter during the year ended December 31, 2023 in which the impairment occurred.

	Impairment Data			Quantitative Data
Three Months Ended	Number of Projects Impaired	Real Estate Inventories Impairment	Fair Value of Inventory After Impairment	Discount Rate
	(dollars in thousands)
June 30, 2023	1	$4,700	$19,363	11%
 6.     Capitalized Interest
Interest is capitalized to real estate inventories during development and other qualifying activities. Interest capitalized as a cost of real estate inventories is included in cost of sales as related inventories are delivered.
For the years ended December 31, 2023, 2022, and 2021, the Company incurred and capitalized interest of $52.2 million, $35.6 million, and $27.2 million, respectively. Previously capitalized interest included in cost of sales during the years ended December 31, 2023, 2022, and 2021 was $36.3 million, $40.5 million, and $34.8 million, respectively. These amounts included interest from certain related party transactions, refer to Note 11 – Related Party Transactions for additional information.
 7.    Other Assets

Other assets consist of the following:

	December 31,
	2023	2022
	(dollars in thousands)
Deferred tax asset, net	$18,486	$13,569
Property and equipment, net (1)	12,663	9,533
Right-of-use asset	11,869	15,589
Contract assets	5,954	7,180
Intangible asset, net	—	44
Prepaid expenses	8,993	4,896
Project funds in escrow	2,388	44,159
Warranty and general liability insurance receivables (2)	27,406	27,109
Investment in unconsolidated joint ventures	19	41
Other	20,095	11,889
Total other assets	$107,873	$134,009
(1)    Property and equipment is net of $15.8 million and $11.5 million accumulated depreciation as of December 31, 2023 and 2022, respectively.
(2)    Insurance recoveries not yet received from our insurers are recorded on a gross basis, without any reduction for the associated warranty expense, within other assets on our consolidated balance sheets. Refer to the Warranty section in Note 8 – Accrued Expenses and Other Liabilities for additional information.

As of December 31, 2023 and 2022, respectively, the Company had contract assets of $6.0 million and $7.2 million related to lot sales and other revenue. The contract asset balance is included in other assets on the Company’s consolidated balance sheets and represents cash to be received for work already performed on lot sales and other contracts. The amount of the transaction price for lot sales and other contracts remaining to be recognized as revenue for performance obligations that were not fully satisfied as of December 31, 2023 and 2022 was $1.1 million and $11.6 million, respectively.

As of December 31, 2023 and 2022, we held membership interests in two unconsolidated joint ventures related to homebuilding activities, both of which are part of the Metro New York segment. As of December 31, 2023 and 2022, both of the joint ventures, LS-NJ Port Imperial JV, LLC and LS-Boston Point LLC, were effectively closed out with only customary post-closing, warranty-related activities remaining.

Landsea Homes Corp. | 2023 Form 10-K | F-18

Landsea Homes Corporation
Notes to Consolidated Financial Statements

 8.     Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following:

	December 31,
	2023	2022
	(dollars in thousands)
Land development and home construction accrual	$51,478	$39,716
Warranty reserve and general liability	48,949	46,657
Accrued compensation and benefits	26,029	18,920
Lease liabilities	13,070	16,428
Sales tax payable	1,646	1,448
Income tax payable	4,636	3,420
Interest payable	2,775	4,351
Deferred revenue	180	—
Homebuyer deposits	8,227	15,046
Other deposits and liabilities	3,266	3,440
Total accrued expenses and other liabilities	$160,256	$149,426
As of December 31, 2023, the Company had $0.2 million of deferred revenue related to lot sales and other revenue included in accrued expenses and other liabilities in the consolidated balance sheet. The Company reduces these liabilities and recognizes revenue as development progresses and the related performance obligations are completed. As of December 31, 2022, the Company did not have any deferred revenue and therefore no revenue was recognized during 2023 related to deferred revenue from the prior year.
Warranty—Estimated future direct warranty reserve and general liability costs are accrued and charged to cost of sales in the period when the related homebuilding revenues are recognized. Changes in the Company’s warranty reserve and general liability are detailed in the table below:

	December 31,
	2023	2022
	(dollars in thousands)
Beginning warranty reserve and general liability	$46,657	$15,692
Adjustments (1)	—	18,018
Provision (2)	10,457	16,114
Payments	(8,165)	(3,167)
Ending warranty reserve and general liability	$48,949	$46,657
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
 9.    Notes and Other Debts Payable, net
Amounts outstanding under notes and other debts payable, net consist of the following:

	December 31,
	2023	2022
	(dollars in thousands)
Senior notes	$250,000	$—
Discount and deferred loan costs	(13,857)	—
Senior notes, net	$236,143	$—

Landsea Homes Corp. | 2023 Form 10-K | F-19

Landsea Homes Corporation
Notes to Consolidated Financial Statements

	December 31,
	2023	2022
	(dollars in thousands)
Line of credit facility	$315,000	$514,300
Deferred loan costs	(7,369)	(8,878)
Line of credit facility, net	$307,631	$505,422
In October 2021, the Company entered into a credit agreement (the “Credit Agreement”) to access a line of credit facility. The Credit Agreement provides for a senior unsecured revolving credit facility of up to $675.0 million of which there was $315.0 million outstanding as of December 31, 2023. The Company may increase the borrowing capacity up to $850.0 million, under certain conditions. Funds available under the Credit Agreement are subject to a borrowing base requirement which is calculated on specified percentages of our real estate inventories. Borrowings under the Credit Agreement bear interest at SOFR plus 3.35% or Prime Rate (as defined by the Credit Agreement) plus 2.75%. The interest rate includes a floor of 3.85%. The Credit Agreement was modified three times in 2022, which resulted in an increase in the borrowing commitment from $585.0 million to $675.0 million, the replacement of LIBOR with SOFR as an index rate, and an extension of the maturity date to October 2025. As of December 31, 2023, the interest rate on the loan was 8.70%. In July 2023, the Credit Agreement was modified to extend the maturity date and now matures in October 2026.
In July 2023, the Company entered into a new senior unsecured note (the “Note Purchase Agreement”). The Note Purchase Agreement provided for the private placement of $250.0 million aggregate principal amount of 11.0% senior notes (the “Senior Notes”) that mature in July 2028. The Company received the proceeds, net of discount and fees, in July 2023.
In addition, the Company previously had one project-specific construction loan. In April 2022, the construction loan was repaid in full with proceeds from borrowings under the Credit Agreement. In connection with this payoff, the Company incurred $2.5 million of debt extinguishment fees which are included in other income, net, in the consolidated statements of operations during the year ended December 31, 2022.
The Credit Agreement and Note Purchase Agreement contain certain financial covenants, such as requirements for the Company to maintain a minimum liquidity balance, minimum tangible net worth, and leverage and interest coverage ratios. As of December 31, 2023, the Company was in compliance with all financial covenants.
The aggregate maturities of the principal balances of the notes and other debts payable subsequent to December 31, 2023 are as follows (dollars in thousands):

2024	$—
2025	—
2026	315,000
2027	—
2028	250,000
Thereafter	—
$565,000
 10.    Commitments and Contingencies
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
In the fourth quarter of 2021, certain insurers paid $14.9 million on behalf of the Company and others to settle a wrongful death suit. The insurers contend they are entitled to seek reimbursement from the Company for some or all of such amounts, which the Company disputes. During October 2023, one of the insurers filed a lawsuit seeking reimbursement; however, at this time the Company is unable to determine the outcome of the insurers’ claims against the Company or any potential damages associated therewith.

Landsea Homes Corp. | 2023 Form 10-K | F-20

Landsea Homes Corporation
Notes to Consolidated Financial Statements

Performance Obligations—In the ordinary course of business, and as part of the entitlement and development process, the Company’s subsidiaries are required to provide performance bonds to assure completion of certain public facilities. The Company had $109.3 million and $114.9 million of performance bonds outstanding at December 31, 2023 and 2022, respectively.
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
As of December 31, 2023, the Company had total deposits of $96.2 million, of which $1.0 million are refundable, related to contracts to purchase land and lots with a total remaining purchase price of approximately $663.1 million, net of deposits. As of December 31, 2022, the Company had total deposits of $$98.4 million, of which $0.8 million was refundable, related to contracts to purchase land and lots with a total remaining purchase price of approximately $620.2 million, net of deposits. The majority of land and lots under contract are currently expected to be purchased within the next four years.
Operating Leases—The Company primarily enters into operating leases for the right to use office space, model homes, and computer and office equipment, which have remaining lease terms that range from 1 to 8 years and often include one or more options to renew. During the year ended December 2021, the Company sold model homes and immediately leased these models back for up to two years. Certain of these model homes were not complete at the time of sale. All of the leases from the sale-leasebacks are accounted for as operating leases and are reflected as part of the Company’s right-of-use assets and lease liabilities in the accompanying consolidated balance sheets. Certain of these sales were to a related party; refer to Note 11 – Related Party Transactions for further detail. The weighted average remaining lease term as of December 31, 2023 and 2022 was 5.7 years and 5.7 years, respectively. Renewal terms are included in the lease term when it is reasonably certain the option will be exercised.
The Company established a right-of-use asset and a lease liability based on the present value of future minimum lease payments at the commencement date of the lease or, if subsequently modified, the date of modification for active leases. As the rate implicit in each lease is not readily determinable, the Company’s incremental borrowing rate is used in determining the present value of future minimum payments as of the commencement date. The weighted average rate as of December 31, 2023 and 2022 was 5.5% and 4.6%, respectively. Lease components and non-lease components are accounted for as a single lease component. As of December 31, 2023, the Company had $11.9 million and $13.1 million recognized as a right-of-use asset and lease liability, respectively, which are presented on the consolidated balance sheets within other assets and accrued expenses and other liabilities, respectively. As of December 31, 2022, the Company had $15.6 million and $16.4 million recognized as a right-of-use asset and lease liability, respectively.
Operating lease expense for the years ended December 31, 2023, 2022, and 2021 was $3.9 million, $2.2 million, and $1.9 million, respectively, and is included in general and administrative expense on the consolidated statements of operations.
Future minimum payments under the non-cancelable operating leases in effect at December 31, 2023 were as follows (dollars in thousands):

2024	$3,307
2025	2,652
2026	2,332
2027	2,101
2028	1,695
Thereafter	3,043
Total lease payments	15,130
Less: Discount	(2,060)
Present value of lease liabilities	$13,070

Landsea Homes Corp. | 2023 Form 10-K | F-21

Landsea Homes Corporation
Notes to Consolidated Financial Statements

 11.    Related Party Transactions

The Company continues to pay for certain costs on behalf of Landsea Holdings, the Company’s majority stockholder. The Company records a due from affiliate balance for all such payments. As of December 31, 2023 and 2022, the Company had a net receivable due from affiliates of $3.5 million and $2.9 million, respectively.
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
In June 2023, the Company repurchased from the underwriters, at the public offering price of $7.50 per share, 443,478 shares of common stock that were sold by Landsea Holdings in a registered secondary offering, for a total purchase price of $3.3 million.
During the year ended December 31, 2022, the Company sold one home to an officer of the Company and one home to a family member of a significant shareholder of the Company. The Company recognized home sales revenue of $4.0 million and costs of sales of $3.5 million from these transactions.
In June 2022, the Company entered into two transactions with Landsea Holdings. On June 1, 2022, the Board of Directors authorized the Company to buy back 4.4 million shares of common stock held by Landsea Holdings. The Company paid $30.0 million at a price of $6.82 per share, a discount of 5% compared to the closing price on May 31, 2022 of $7.18. Additionally, the Company repurchased all 5.5 million outstanding Private Placement Warrants, of which Landsea Holdings held 2.2 million. The Company paid Landsea Holdings $6.6 million at $3.00 per Private Placement Warrant. In addition, 2.8 million of the repurchased Private Placement Warrants were held by Level Field Capital, LLC, a related party that is controlled by a member of the Company’s Board of Directors. The Company paid Level Field Capital, LLC $8.4 million at $3.00 per Private Placement Warrant. The Company’s common stock and Warrants are discussed further in Note 16 – Stockholders’ Equity.
In June 2022, Landsea Capital Fund, who is under common control with the Company, contributed $55.0 million to the LCF JV. The LCF JV, which is consolidated by the Company, used these proceeds to purchase undeveloped land from the Company. The Company distributed $22.3 million and $4.0 million to Landsea Capital Fund during the years ended December 31, 2023 and 2022, respectively. All intercompany transactions between the Company and the LCF JV have been eliminated upon consolidation.
In December 2021, the Company sold model homes to a related party for total consideration of $15.2 million. Construction of certain of these model homes was not complete at the time of sale. The Company recognized lot sales and other revenue of $1.2 million and $3.2 million during the years ended December 31, 2022 and 2021, respectively, related to the model homes still under construction on the date of sale. Corresponding lot and other cost of sales of $1.3 million and $3.0 million was also recognized during the same periods, respectively. No lot sales and other revenue or corresponding cost of sales was recognized on these model homes during the year ended December 31, 2023. The Company recognized home sales revenue of $10.8 million and corresponding home cost of sales of $8.8 million during the year ended December 31, 2021 related to the completed model homes on the date of sale. No home sales revenue or corresponding cost of sales was recognized on these model homes during the years ended December 31, 2023 and 2022. As part of this transaction, the Company leased back these models. The total amount of rent payments made during the years ended December 31, 2023 and 2022 was $0.8 million and $0.8 million, respectively. No rent payments were made during the year ended December 31, 2021. The right-of-use asset and lease liability balances associated with these leases is $0.5 million and $0.5 million, respectively, as of December 31, 2023 and $1.3 million and $1.3 million, respectively, as of December 31, 2022.
In July 2021, the Company entered into a landbank agreement for a project in its California segment with a related party. The Company will make regular payments to the related party based on an annualized rate of 7% of the undeveloped land costs while the land is developed and may purchase, at the Company’s discretion, the lots at a predetermined price of $28.9 million. The total amount of interest payments made during the years ended December 31, 2023, 2022, and 2021 was $0.6 million, $1.0 million, and $0.4 million, respectively. During the years ended December 31, 2023, and 2022, payments of $11.4 million and $11.4 million have been made to purchase developed lots from the related party. No payments were made to purchase developed lots from the related party during the year ended December 31, 2021. Capitalized interest included in real estate inventories on the consolidated balance sheets associated with this transaction was $1.0 million and $0.8 million as of December 31, 2023, and 2022, respectively. Previously capitalized related party interest included in cost of sales during the years ended December 31, 2023 and 2022 was $1.4 million and

Landsea Homes Corp. | 2023 Form 10-K | F-22

Landsea Homes Corporation
Notes to Consolidated Financial Statements

$0.2 million, respectively. There was no previously capitalized related party interest included in cost of sales during the year ended December 31, 2021.
In connection with the Merger, we transferred a deferred tax asset (“DTA”) to Landsea Holdings of $12.1 million. The DTA represented the deferred tax on interest expensed through cost of sales from a related party loan that remained with Landsea Holdings after the Merger.
Landsea Holdings holds a series of notes payable to affiliated entities of its parent. The cash Landsea Holdings received from this debt was previously utilized to partially fund operations of the Company. Related party interest incurred by Landsea Holdings was historically pushed down to the Company and reflected on the consolidated balance sheets of the Company, primarily in real estate inventories, and on the consolidated statements of operations in cost of sales. Refer to Note 6 – Capitalized Interest for further detail. As the Company did not guarantee the notes payable nor have any obligations to repay the notes payable, and as the notes payable were not assigned to the Company, the notes payable do not represent a liability of the Company and accordingly have not been reflected in the consolidated balance sheets. Additionally, in connection with the Merger, the Company is precluded from repaying Landsea Holdings’ notes payable to the affiliated entities of its parent. Therefore, beginning January 7, 2021, additional interest from these notes payable is no longer pushed down to the Company. Capitalized interest included in real estate inventories on the consolidated balance sheets associated with this transaction was $0.4 million and $2.2 million as of December 31, 2023 and 2022, respectively. Previously capitalized related party interest included in cost of sales during the years ended December 31, 2023, 2022, and 2021, was $1.7 million, $5.0 million, and $12.9 million, respectively.
 12.    Income Taxes
The provision for income taxes are as follows:

	Year Ended December 31,
	2023	2022	2021
	(dollars in thousands)
Current:
Federal	$12,418	$22,350	$11,507
State	4,394	9,350	5,314
Current tax provision	16,812	31,700	16,821

Deferred:
Federal	(3,967)	(4,681)	(2,425)
State	(950)	(1,619)	(401)
Deferred tax benefit	(4,917)	(6,300)	(2,826)

Total income tax provision, net	$11,895	$25,400	$13,995

Landsea Homes Corp. | 2023 Form 10-K | F-23

Landsea Homes Corporation
Notes to Consolidated Financial Statements

The provision for income taxes varies from the U.S. federal statutory rate. The following reconciliation shows the significant differences in the tax at statutory and effective rates:

	Year Ended December 31,
	2023	2022	2021
Federal income tax expense	21.0%	21.0%	21.0%
State income tax expense, net of federal tax effect	5.6	6.4	5.6
162(m) limitation	1.9	1.0	(1.3)
PPP loan	—	—	1.8
Fair market value of warrant	—	1.5	(0.7)
Noncontrolling interest	(1.8)	(0.5)	—
Energy efficient home credits	(1.4)	(3.6)	(6.2)
Other permanent differences	0.4	—	0.1
Return to provision adjustment	(0.4)	(0.7)	0.4
Rate change	1.0	(0.1)	0.1
Change of valuation allowance	—	(0.1)	0.2
Other	0.4	0.2	—
Effective tax rate	26.7%	25.1%	21.0%
The difference between the statutory tax rate and the effective tax rate for the year ended December 31, 2023 is primarily related to state income taxes net of federal income tax benefits, estimated deduction limitations for executive compensation under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), and tax credits for energy-efficient homes. The difference between the statutory tax rate and the effective tax rate for the year ended December 31, 2022, is primarily related to state income taxes net of federal income tax benefits, estimated deduction limitations for executive compensation under Section 162(m) of the Code, and the fair value adjustment of the Private Placement Warrants, offset by the energy-efficient home credit. The difference between the statutory tax rate and the effective tax rate for the year ended December 31, 2021 is primarily related to state income taxes net of federal income tax benefits and the energy-efficient home credits. At December 31, 2023, 2022 and 2021, the Company did not have any gross uncertain tax positions or unrecognized tax benefits, and did not require an accrual for interest or penalties. The Company files income tax returns in the U.S. federal jurisdiction and in the states of Arizona, California, Colorado, Florida, Massachusetts, New Jersey, New York, and Texas.

Landsea Homes Corp. | 2023 Form 10-K | F-24

Landsea Homes Corporation
Notes to Consolidated Financial Statements

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant temporary differences that give rise to the deferred tax assets, net of deferred tax liabilities, are as follows:

	December 31,
	2023	2022
	(dollars in thousands)
Deferred tax assets
Accrued expenses	$16,519	$14,279
Lease liability	3,371	4,384
State tax liability	963	1,963
Allowances, reserves, and other	244	—
Stock compensation	948	1,009
UNICAP	6,967	4,489
Goodwill and intangibles	—	331
Basis difference in investments	2,699	499
Deferred tax asset	31,711	26,954

Deferred tax liabilities
Right-of-use asset	(3,061)	(4,160)
Basis difference in fixed assets and intangible assets	(3,097)	(1,990)
Warranty receivables	(7,067)	(7,235)
Deferred tax liability	(13,225)	(13,385)

Net deferred tax asset	$18,486	$13,569
Based on the Company’s policy on deferred tax valuation allowances as discussed in Note 2 – Summary of Significant Accounting Policies and its analysis of positive and negative evidence, management believed that there was enough evidence, including cumulative income over the past three years and projections of future taxable income, for the Company to conclude that it was more likely than not that it would realize all of its deferred tax assets as of December 31, 2023.
At December 31, 2023, the Company did not have any federal or state NOL carryforwards.
The statute of limitations is three years for federal income tax purposes and four years for state income tax purposes. The Company’s federal tax returns for years 2020 through 2022 and state tax returns for years 2019 through 2022 are subject to examination under statute.
The Inflation Reduction Act (“IRA”) of 2022 was enacted into law on August 16, 2022. The IRA introduces a 15% corporate alternative minimum tax on average annual adjusted financial statement income for applicable corporations, and a 1% excise tax on stock repurchases made by publicly traded US corporations after December 31, 2022. The IRA also retroactively extended the federal tax credit for building new energy-efficient homes for homes delivered from January 1, 2022 through December 31, 2032. For homes delivered in 2023 through 2032, the credit amount is up to $5,000 based on the applicable program and program requirements under which the home was built (i.e. Energy Star or Zero Energy Ready Home). The federal energy tax credits were recognized for the year ended December 31, 2023. There were no other material effects of the IRA on the Company’s consolidated financial statements.
 13.     Segment Reporting

The Company is engaged in the acquisition, development, and sale of homes and lots in multiple states across the country. The Company is managed by geographic location and each of the six geographic regions targets a wide range of buyer profiles including: first-time, move-up, and luxury homebuyers.

Management of the six geographic regions report to the Company’s CODMs, the Chief Executive Officer and Chief Operating Officer of the Company. The CODMs review the results of operations, including total revenue and pretax income (loss) to

Landsea Homes Corp. | 2023 Form 10-K | F-25

Landsea Homes Corporation
Notes to Consolidated Financial Statements

assess profitability and to allocate resources. Accordingly, the Company has presented its operations for the following six reportable segments:

•Arizona
•California
•Colorado
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

The following table summarizes total revenue and pretax income (loss) by segment:

	Year Ended December 31,
	2023	2022	2021
	(dollars in thousands)
Revenue
Arizona	$288,552	$317,160	$340,767
California	439,939	503,832	557,182
Colorado	7,410	—	—
Florida	468,210	474,779	93,632
Metro New York (1)	1,649	111,423	—
Texas	4,187	39,255	31,723
Total	$1,209,947	$1,446,449	$1,023,304

Pretax income (loss)
Arizona	$6,097	$18,232	$25,681
California	29,562	94,213	61,073
Colorado	(1,404)	—	—
Florida	37,621	20,798	(492)
Metro New York (1)	(2,790)	(520)	(2,154)
Texas	(5,990)	(158)	(439)
Corporate	(18,551)	(31,500)	(16,939)
Total	$44,545	$101,065	$66,730
(1)    The Metro New York reportable segment did not generate any revenue during the year ended December 31, 2021. Included in the segment’s pretax loss is $1.3 million of income from unconsolidated joint ventures for the year ended December 31, 2021.

Landsea Homes Corp. | 2023 Form 10-K | F-26

Landsea Homes Corporation
Notes to Consolidated Financial Statements

The following table summarizes total assets by segment:

	December 31,
	2023	2022
	(dollars in thousands)
Assets
Arizona	$336,424	$357,788
California	479,218	513,549
Colorado	27,240	—
Florida	425,154	422,045
Metro New York	42,047	45,277
Texas	60,255	26,923
Corporate	100,894	74,914
Total	$1,471,232	$1,440,496

Included in the Corporate segment assets is cash and cash equivalents of $65.2 million and $40.3 million as of December 31, 2023 and 2022, respectively.

As of both December 31, 2023 and December 31, 2022, goodwill of $47.9 million and $20.7 million was allocated to the Florida and Arizona segments, respectively.

 14.     Fair Value

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

The following table presents carrying values and estimated fair values of financial instruments:

		December 31, 2023		December 31, 2022
	Hierarchy	Carrying	Fair Value	Carrying	Fair Value
	(dollars in thousands)
Liabilities:
Senior notes	Level 2	$250,000	$257,500	$—	$—
Line of credit facilities (1)	Level 2	$315,000	$315,000	$514,300	$514,300
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

Landsea Homes Corp. | 2023 Form 10-K | F-27

Landsea Homes Corporation
Notes to Consolidated Financial Statements

Non-financial assets such as real estate inventories and goodwill are measured at fair value on a nonrecurring basis using a discounted cash flow approach with Level 3 inputs within the fair value hierarchy. This measurement is performed when events and circumstances indicate the asset’s carrying value is not fully recoverable. During the year ended December 31, 2023, it was determined that real estate inventories with a carrying value of $24.1 million within one community in our California segment was not expected to be fully recoverable. Accordingly, we recognized real estate inventories impairment charges of an aggregate $4.7 million to reflect the estimated fair value of the community of $19.4 million. Refer to Note 5 – Real Estate Inventories for additional information. During the years ended December 31, 2022 and 2021, none of the Company’s real estate inventories or goodwill required impairment.

Prior to being purchased by the Company in June 2022, the Private Placement Warrants were historically measured at fair value on a recurring basis using a Black-Scholes option pricing model. The following table reconciles the beginning and ending balances for the Level 3 recurring fair value measurements during the periods presented:

	December 31,
	2023	2022
	(dollars in thousands)
Warrant liability
Beginning balance	$—	$9,185
Changes in fair value	—	7,315
Repurchases of warrants	—	(16,500)
Ending balance	$—	$—

 15. Stock-Based Compensation
The Company adopted the Landsea Homes Corporation 2020 Stock Incentive Plan (the “Plan”) which provides for the grant of options, stock appreciation rights, restricted stock units (“RSUs”), and restricted stock, any of which may be performance-based, as determined by the Company’s Compensation Committee. The Company reserved a total of 6.0 million shares of common stock for issuance under the Plan. As of December 31, 2023, approximately 3.3 million shares of common stock remained available for issuance under the Plan.

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

In 2022, the Company granted long term PSUs to certain executives under the Plan. The PSUs are earned based upon the Company’s performance over three or five years, measured by cumulative revenue and return on equity (“ROE”) over fiscal years 2022-2024, and in some cases, 2022-2026. Each award is conditioned upon the Company achieving cumulative revenue and ROE targets over these performance periods. Target awards of 100% will be earned if the Company’s cumulative revenue and ROE meet set thresholds in each of the performance periods. If cumulative revenue and ROE is below or above the target thresholds by defined amounts, an award may still be earned in a range between 50%-400% of the target with amounts greater than 200% of the target paid in cash.

In 2023, the Company granted long term PSUs to certain executives under the Plan. The PSUs are earned based upon the Company’s performance over three years measured by cumulative revenue and average adjusted ROE over fiscal years 2023-2025. Each award is conditioned upon the Company achieving cumulative revenue and average adjusted ROE targets over these performance periods. Target awards of 100% will be earned if the Company’s cumulative revenue and ROE meet set thresholds in each of the performance periods. If cumulative revenue and average adjusted ROE is below or above the target thresholds by defined amounts, an award may still be earned in a range between 50%-200% of the target.

Landsea Homes Corp. | 2023 Form 10-K | F-28

Landsea Homes Corporation
Notes to Consolidated Financial Statements

The following table presents a summary of the Company’s nonvested PSUs and RSUs as of December 31, 2023 and 2022 and changes during the years then ended:

	Year Ended December 31,
	2023		2022
	Awards	Weighted Average Grant Date Fair Value	Awards	Weighted Average Grant Date Fair Value
	(in thousands, except fair value amounts)
Nonvested, beginning of the year	1,625	$8.82	768	$9.43
Granted	298	8.28	1,135	8.48
Vested	(375)	8.68	(278)	9.19
Forfeited	(60)	9.02	—	—
Nonvested, end of the year	1,488	$8.74	1,625	$8.82

Most awards vest ratably over three to five years; however, some have been granted with different vesting schedules. The Company records actual forfeitures related to nonvested awards upon employee terminations.

The following table presents a summary of the Company’s stock options activity for the year ended December 31, 2023:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Options outstanding at December 31, 2022	684	$8.82
Granted	228	6.46
Exercised	(4)	8.83
Forfeited	(222)	8.68
Expired	(2)	8.83
Options outstanding at December 31, 2023	684	$8.08	8.45	$3,462
Options exercisable at December 31, 2023	316	$8.82	8.05	$1,364

Stock-based compensation expense totaled $3.1 million, $3.6 million, and $5.8 million during the years ended December 31, 2023, 2022, and 2021, respectively, and is included in general and administrative expenses on the consolidated statements of operations. The total intrinsic value of options exercised during the year ended December 31, 2023, was less than $0.1 million. No options were exercised during the years ended December 31, 2022 and 2021.

The following table presents a summary of the Company’s outstanding RSUs and PSUs, assuming the current estimated level of performance achievement:

December 31, 2023
(in thousands, except period)
Unvested units	1,488
Remaining cost on unvested units	$2,017
Remaining vesting period	3.00 years

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

Landsea Homes Corp. | 2023 Form 10-K | F-29

Landsea Homes Corporation
Notes to Consolidated Financial Statements

The Company recorded $2.7 million in general and administrative expenses during the year ended December 31, 2021 related to the accelerated vesting of the phantom awards. The Company paid cash of $2.9 million for the phantom stock awards and granted 0.2 million shares with a grant date value of $1.9 million at the time of the Merger.

 16. Stockholders’ Equity

The Company’s authorized capital stock consists of 500.0 million shares of common stock with a par value of $0.0001 per share, and 50.0 million shares of preferred stock with a par value of $0.0001 per share. As of December 31, 2023, there were 41.4 million shares of common stock issued and 36.5 million outstanding, and no shares of preferred stock outstanding. All outstanding shares of common stock are validly issued, fully paid, and nonassessable.

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

Stock Repurchases

In January 2022, the Board of Directors authorized a stock repurchase program. The program allowed for the repurchase of up to $10.0 million worth of common stock, inclusive of associated fees. The authorization to effect stock repurchases expired on June 30, 2022, with no remaining capacity to repurchase common stock. In April 2022, the Board of Directors authorized an extension of the stock repurchase program for an additional $10.0 million of capacity to repurchase common stock, with an expiration of December 31, 2022. In June 2022, the Board of Directors authorized a repurchase of 4,398,826 shares of our common stock directly from the Company’s majority shareholder for $30.0 million, or a per-share price of $6.82.

During the year ended December 31, 2022 the Company repurchased 5,625,352 shares of common stock for a total of $40.3 million, which was recorded as a reduction to additional paid-in capital. A portion of these shares were repurchased directly from the Company’s majority shareholder. Refer to Note 11 – Related Party Transactions for additional information. The remaining authorization of $9.7 million expired unused as of December 31, 2022.

In March 2023, the Board of Directors authorized a stock repurchase program allowing for the repurchase of up to $10.0 million worth of common stock with an expiration of December 31, 2023. In July 2023, the Board of Directors authorized additional capacity of approximately $3.3 million, with an expiration date of December 31, 2023, and an additional $10.0 million with no stated expiration date. In October 2023, the Board of Directors authorized additional capacity of $20.0 million with no stated expiration date.

During the year ended December 31, 2023, the Company repurchased 3,635,033 shares of common stock for a total of $34.4 million, which was recorded as a reduction to additional paid-in capital. A portion of these shares were repurchased directly from the Company’s majority shareholder. Refer to Note 11 – Related Party Transactions for additional information. As of December 31, 2023, the Company had approximately $8.9 million in remaining authorized capacity.

The timing and amount of repurchases are based on a variety of factors such as the market price of the Company’s common stock, corporate and contractual requirements, market and economic conditions, and legal requirements.

The Inflation Reduction Act of 2022 included a 1% excise tax on stock repurchases, net of new stock issuances, beginning in 2023. The tax is expected to be paid annually and the Company accrues the tax during interim periods with the offset to additional paid-in capital on the consolidated balance sheet.

Warrants

As of December 31, 2023 there were 15,525,000 outstanding Warrants, consisting entirely of public warrants. At the time of the Merger, the Warrant Agreement was amended so that each public warrant is exercisable at $1.15 into one tenth share of common

Landsea Homes Corp. | 2023 Form 10-K | F-30

Landsea Homes Corporation
Notes to Consolidated Financial Statements

stock. As part of the amendment, each holder of the public warrants received $1.85 per warrant for a total of $28.7 million paid by the Company upon closing of the Merger. The Warrants will expire five years after the completion of the Merger or earlier upon redemption or liquidation.

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

In June 2022, the Company repurchased all 5.5 million outstanding Private Placement Warrants, which were exercisable at $11.50 into one share of common stock. The Company paid $16.5 million, or $3.00 per warrant, to repurchase all of the outstanding Private Placement Warrants. This amount included $6.6 million for the repurchase of 2.2 million of the Private Placement Warrants that were held by the Company’s majority shareholder, Landsea Holdings, and $8.4 million to Level Field Capital, LLC, a related party, for the repurchase of 2.8 million Private Placement Warrants. Refer to Note 11 – Related Party Transactions for additional information. The loss recognized on the repurchase of the Private Placement Warrants is recorded as loss on remeasurement of warrant liability on the Company’s consolidated statements of operations.

Landsea Homes Corp. | 2023 Form 10-K | F-31

Landsea Homes Corporation
Notes to Consolidated Financial Statements

 17. Earnings Per Share

The following table sets forth the computation of basic and diluted EPS for the years presented:

	Year Ended December 31,
	2023	2022	2021
	(in thousands, except share and per share amounts)
Numerator
Net income attributable to Landsea Homes Corporation	$29,236	$73,551	$52,786
Less: undistributed earnings allocated to participating shares	—	(1,706)	(1,161)
Net income attributable to common stockholders	$29,236	$71,845	$51,625

Denominator
Weighted average common shares outstanding - basic	38,885,003	43,052,696	46,193,166
Adjustment for weighted average participating shares outstanding	—	(1,000,000)	(994,444)
Adjusted weighted average common shares outstanding under two class method - basic	38,885,003	42,052,696	45,198,722
Dilutive effect of share-based awards (1)	191,319	146,766	51,996
Adjusted weighted average common shares outstanding under two class method - diluted	39,076,322	42,199,462	45,250,718

Earnings per share
Basic	$0.75	$1.71	$1.14
Diluted	$0.75	$1.70	$1.14
(1)    Represents the dilutive effect of outstanding in-the-money options using the treasury stock method and shares expected to be issued under our RSU and PSU programs

The Company excluded 2.2 million, 2.1 million, and 7.1 million common stock equivalents from diluted EPS related to antidilutive warrants, options, and share-based awards during the years ended December 31, 2023, 2022, and 2021, respectively.

 18.    Supplemental Disclosures of Cash Flow Information
The following table presents certain supplemental cash flow information:

	Year Ended December 31,
	2023	2022	2021
	(dollars in thousands)
Supplemental disclosures of cash flow information
Interest paid, net of amounts capitalized	$—	$—	$32
Income taxes paid	$15,617	$40,367	$7,575

Supplemental disclosures of non-cash investing and financing activities
Transfer of deferred tax asset to Landsea Holdings	$—	$—	$11,785
Conversion of deferred offering costs to additional paid-in-capital	$—	$—	$9,229
Change in right-of-use assets for new, modified, or terminated operating leases	$226	$7,380	$6,688

Cash, cash equivalents, and restricted cash reconciliation
Cash and cash equivalents	$119,555	$123,634	$342,810
Restricted cash	—	—	443
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$119,555	$123,634	$343,253

Landsea Homes Corp. | 2023 Form 10-K | F-32

Landsea Homes Corporation
Notes to Consolidated Financial Statements

 19.    Subsequent Events
During January 2024, the Company entered into a Membership Interest Purchase Agreement (the “Membership Interest Purchase Agreement”) with Antares Acquisition, LLC (“Antares”), a Texas-based homebuilder, and the sellers named therein, to acquire all of the outstanding membership interests of Antares for an aggregate cash purchase price of $185.0 million, exclusive of the repayment of Antares debt and subject to certain post-closing adjustments, as further described in the Membership Interest Purchase Agreement (the “Antares Acquisition”). The Membership Interest Purchase Agreement was amended in February 2024 (the “Amendment”) to, among other things, make certain adjustments to the Antares Acquisition’s outside date. The foregoing descriptions of the Membership Interest Purchase Agreement and the Amendment are not complete and are qualified in their entirety by reference to the full text of each of the Membership Interest Purchase Agreement and the Amendment, which are attached to this Annual Report as Exhibits 10.14 and 10.15, respectively, and are incorporated herein by reference.
The Company expects to fund the Antares Acquisition with a combination of cash on hand and borrowings under the Company’s line of credit facility. The Company has paid total deposits of $20.5 million for the Antares Acquisition. The Company is targeting to close on the Antares Acquisition during the second quarter of 2024, subject to customary closing conditions.

Landsea Homes Corp. | 2023 Form 10-K | F-33

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Management, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2023 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

Management, including our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

Deloitte & Touche LLP, our independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, as stated in their report, which appears below within this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2023 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Landsea Homes Corp. | 2023 Form 10-K | 62

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Landsea Homes Corporation
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Landsea Homes Corporation and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 29, 2024, expressed an unqualified opinion on those financial statements.
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
/s/ DELOITTE & TOUCHE LLP
Costa Mesa, California
February 29, 2024
Landsea Homes Corp. | 2023 Form 10-K | 63

Item 9B. Other Information

During the quarter ended December 31, 2023, no director or Section 16 officer adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as those terms are defined in Item 408 of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.
Landsea Homes Corp. | 2023 Form 10-K | 64

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required in response to this Item has been omitted and will be incorporated herein by reference, when filed, to the corresponding information contained in our proxy statement for the 2024 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report pursuant to Regulation 14A under the Exchange Act (the “Proxy Statement”). The information called for by Item 10 will be included in the sections captioned “Director Nominees,” “Corporate Governance,” “Information About Our Executive Officers,” and “Beneficial Ownership of Securities” included in our Proxy Statement.

We have adopted a Code of Business Conduct and Ethics (the “Code”) that applies to all of our directors, officers and employees, including our principal executive, principal financial and principal accounting officers, or persons performing similar functions. Our Code is posted on our website located at http://www.landseahomes.com. We intend to disclose future amendments to certain provisions of the Code, and waivers of the Code granted to executive officers and directors, on the website within four business days following the date of the amendment or waiver.

Item 11. Executive Compensation

Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, to the corresponding information contained in our Proxy Statement. The information called for by Item 11 will be included in the sections captioned “Executive Compensation,” “Director Compensation,” and “Compensation Committee Interlocks and Insider Participation” included in our Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, to the corresponding information contained in our Proxy Statement. The information called for by Item 12 will be included in the sections captioned “Equity Compensation Plan Information” and “Beneficial Ownership of Securities” included in our Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, to the corresponding information contained in our Proxy Statement. The information called for by Item 13 will be included in the sections captioned “Certain Relationships and Related Party Transactions” and “Director Independence” included in our Proxy Statement.

Item 14. Principal Accountant Fees and Services

Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, to the corresponding information contained in our Proxy Statement. The information called for by Item 14 will be included in the sections captioned “Independent Public Accountant” and “Pre-Approval Policy” included in our Proxy Statement.
Landsea Homes Corp. | 2023 Form 10-K | 65

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this Annual Report:

1. Index to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firms (PCAOB IDs: 34 and 238)

Balance Sheets as of December 31, 2023 and 2022

Statements of Operations for the years ended December 31, 2023, 2022, and 2021

Statements of Equity for the years ended December 31, 2023, 2022, and 2021

Statements of Cash Flows for the years ended December 31, 2023, 2022, and 2021

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
10.1
Amended and Restated Stockholder’s Agreement, by and between the Company and Landsea Holdings Corporation, dated June 13, 2023 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 14, 2023)

Landsea Homes Corp. | 2023 Form 10-K | 66

10.2
Trademark License Agreement, by and among Landsea Homes Corporation and certain of its subsidiaries set forth on Exhibit A thereto and Landsea Group Co., Ltd., dated January 7, 2021 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on January 13, 2021)

10.3
First Amendment, dated June 30, 2022, to Trademark License Agreement, by and among Landsea Homes Corporation, on behalf of itself and certain of its subsidiaries set forth on Exhibit A thereto and Landsea Group Co., Ltd., dated January 7, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2022)

10.4
Credit Agreement, dated October 6, 2021, by and among Landsea Homes Corporation, as borrower, Western Alliance Bank as administrative agent, Western Alliance Bank and BofA Securities, Inc., as joint lead arrangers and joint bookrunners, and the lender parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 7, 2021)

10.5
First Amendment Agreement, dated November 30, 2021, by and among Landsea Homes Corporation, as borrower, the subsidiaries of Landsea Homes Corporation party thereto, Western Alliance Bank as administrative agent, Western Alliance Bank, and the lender parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 2, 2021)

10.6
Second Amendment Agreement, effective as of December 31, 2021, by and among Landsea Homes Corporation, as borrower, the other loan parties party thereto, Western Alliance Bank as administrative agent, and the lender parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 20, 2022)

10.7
Third Amendment Agreement, dated April 13, 2022, by and among Landsea Homes Corporation, as borrower, the other loan parties party thereto, Western Alliance Bank as administrative agent, and the lender parties thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 20, 2022)

10.8
Fourth Amendment Agreement, dated June 30, 2022, by and among Landsea Homes Corporation, as borrower, the other loan parties party thereto, Western Alliance Bank as administrative agent, and the lender parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 5, 2022)

10.9
Fifth Amendment Agreement, dated September 30, 2022, by and among Landsea Homes Corporation, as borrower, the other loan parties party thereto, Western Alliance Bank as administrative agent, and the lender parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2022)

10.10
Sixth Amendment Agreement, dated December 29, 2022, by and among Landsea Homes Corporation, as borrower, the other loan parties party thereto, Western Alliance Bank as administrative agent, and the lender parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 3, 2023)

10.11
Seventh Amendment Agreement, dated July 31, 2023, by and among the Company, as borrower, the other loan parties party thereto, Western Alliance Bank as administrative agent, and the lender parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 1, 2023)

10.12
Note Purchase Agreement, dated as of July 17, 2023, by and among the Company, U.S. Bank Trust Company, National Association, as the agent, and the purchasers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2023)

10.13+
Membership Interest Purchase Agreement, dated January 18, 2022, by and among Landsea Homes Corporation, Landsea Homes of Florida LLC, SAM Building Partners, LLC and Edge Creek Ventures, LLC, as the sellers, and SWO Holdings Irrevocable Trust dated April 3, 2017, AJO Holdings Irrevocable Trust dated April 3, 2017, JMO Holdings Irrevocable Trust dated April 3, 2017, Stephen W. Orosz, Andrew J. Orosz, and J. Matthew Orosz. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 20, 2022)

10.14+
Membership Interest Purchase Agreement, dated January 8, 2024, by and among the Company, Antares Acquisition, LLC, and the sellers party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 9, 2024)

10.15
Amendment to Membership Interest Purchase Agreement, dated February 9, 2024, by and among the Company, Antares Acquisition, LLC, and the sellers party thereto (incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 12, 2024)

Landsea Homes Corp. | 2023 Form 10-K | 67

10.16
Hanover Agreement, dated January 18, 2022, by and among Landsea Homes Corporation, Landsea Homes of Florida LLC, Hanover Land Company, LLC and the other seller parties thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 20, 2022).

10.17^
Letter Agreement, dated June 19, 2018, by and among the Company, each of its officers, directors, and Level Field Capital, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 25, 2018)

10.18^
Form of LF Capital Acquisition Corp. Director and Officer Indemnity Agreement, incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Company’s registration statement on Form S-1 filed with the SEC on June 13, 2018)

10.19^
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

10.21^
Executive Employment Agreement by and between Christopher Porter and Landsea Homes Corporation, dated November 15, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 16, 2021)

10.22^
Form of Landsea Homes Corporation Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2021)

10.23^	Landsea Homes Corporation 2020 Stock Incentive Plan (incorporated by reference to Annex F to the Company’s Definitive Proxy Statement on Form DEF 14A filed with the SEC on November 23, 2020)
10.24^
Landsea Homes Corporation Executive Cash Incentive Plan, effective as of January 1, 2021. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2021)

10.25^
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

10.27^	Form of Grant Notice for Restricted Stock Award (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2021)
10.28
Registration Rights Agreement, dated June 19, 2018, by and between the Company and Level Field Capital, LLC, James Erwin, Karen Wendel, Gregory P. Wilson, Multi-Strategy Master Fund Limited, BlackRock Credit Alpha Master Fund L.P and HC NCBR Fund (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 25, 2018)

10.29
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

21.1*	List of Subsidiaries
23.1*	Consent of Deloitte & Touche LLP
23.2*	Consent of PricewaterhouseCoopers LLP
31.1*	Certification of John Ho, Chief Executive Officer of Landsea Homes Corporation, pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934
31.2*	Certification of Chris Porter, Chief Financial Officer of Landsea Homes Corporation, pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934
32.1**	Certification of John Ho, Chief Executive Officer of Landsea Homes Corporation, pursuant to 18 U.S.C. Section 1350
Landsea Homes Corp. | 2023 Form 10-K | 68

32.2**	Certification of Chris Porter, Chief Financial Officer of Landsea Homes Corporation, pursuant to 18 U.S.C. Section 1350
97	Landsea Homes Corporation Clawback Policy
101
The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL: (i) Balance Sheets as of December 31, 2023 and 2022; (ii) Statements of Operations for the years ended December 31, 2023, 2022, and 2021, (iii) Statements of Equity for the years ended December 31, 2023, 2022, and 2021; (iv) Statements of Cash Flows for the years ended December 31, 2023, 2022, and 2021 and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The Cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL (included as Exhibit 101).
* Filed herewith.
** Furnished herewith.
^ Management contract or compensatory plan or arrangement
+ Certain schedules to or portions of this Exhibit have been omitted in accordance with Item 601(b)(1) of Regulation S-K. The Company hereby agrees to furnish supplementally a copy of all omitted schedules to the SEC upon request.

Item 16. Form 10-K Summary

None.

Landsea Homes Corp. | 2023 Form 10-K | 69

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Landsea Homes Corporation

Date: February 29, 2024	By:	/s/ John Ho
John Ho
Chief Executive Officer
(Principal Executive Officer)

Date: February 29, 2024	By:	/s/ Chris Porter
Chris Porter
Chief Financial Officer
(Principal Financial Officer)

Landsea Homes Corp. | 2023 Form 10-K | 70

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ John Ho	Chief Executive Officer and Director	February 29, 2024
John Ho	(Principal Executive Officer)

/s/ Chris Porter	Chief Financial Officer	February 29, 2024
Chris Porter	(Principal Financial Officer)

/s/ Dilliana Stewart	Chief Accounting Officer and Senior Vice President of Accounting	February 29, 2024
Dilliana Stewart	(Principal Accounting Officer)

/s/ Ming Tian	Chairman of the Board	February 29, 2024
Ming Tian

/s/ Qin Zhou	Director	February 29, 2024
Qin Zhou

/s/ Bruce D. Frank	Director	February 29, 2024
Bruce D. Frank

/s/ Thomas Hartfield	Director	February 29, 2024
Thomas Hartfield

/s/ Elias Farhat	Director	February 29, 2024
Elias Farhat

/s/ Mollie Fadule	Director	February 29, 2024
Mollie Fadule
Landsea Homes Corp. | 2023 Form 10-K | 71