Form 10-Q
period 2024-03-31
Landsea Homes Corp
filed 2024-05-02
CIK 1721386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR
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

As of April 26, 2024, 36,179,233 Class A common stock, par value $0.0001 per share, were outstanding.

Landsea Homes Corporation
Form 10-Q Index
For the Three Months Ended March 31, 2024

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Landsea Homes Corporation
Consolidated Balance Sheets - (Unaudited)
(in thousands, except share and per share amounts)

	March 31, 2024	December 31, 2023
Assets
Cash and cash equivalents	$121,492	$119,555
Cash held in escrow	18,460	49,091
Real estate inventories	1,196,506	1,121,726
Due from affiliates	4,462	4,348
Goodwill	68,639	68,639
Other assets	133,818	107,873
Total assets	$1,543,377	$1,471,232

Liabilities
Accounts payable	$88,707	$77,969
Accrued expenses and other liabilities	192,115	160,256
Due to affiliates	881	881
Line of credit facility, net	348,237	307,631
Senior notes, net	236,913	236,143
Total liabilities	866,853	782,880

Commitments and contingencies (Note 8)

Equity
Stockholders’ equity:
Preferred stock, $0.0001 par value, 50,000,000 shares authorized, none issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized, 41,525,731 issued and 36,129,736 outstanding as of March 31, 2024, 41,382,453 issued and 36,520,894 outstanding as of December 31, 2023	4	4
Additional paid-in capital	459,521	465,290
Retained earnings	187,774	187,584
Total stockholders’ equity	647,299	652,878
Noncontrolling interests	29,225	35,474
Total equity	676,524	688,352
Total liabilities and equity	$1,543,377	$1,471,232
See accompanying notes to the consolidated financial statements.

Landsea Homes Corp. | Q1 2024 Form 10-Q | 1

Landsea Homes Corporation
Consolidated Statements of Operations - (Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2024	2023
Revenue
Home sales	$292,592	$240,625
Lot sales and other	1,449	1,115
Total revenues	294,041	241,740

Cost of sales
Home sales	248,897	197,054
Lot sales and other	1,683	713
Total cost of sales	250,580	197,767

Gross margin
Home sales	43,695	43,571
Lot sales and other	(234)	402
Total gross margin	43,461	43,973

Sales and marketing expenses	18,488	16,408
General and administrative expenses	26,082	22,780
Total operating expenses	44,570	39,188

(Loss) income from operations	(1,109)	4,785

Other income, net	1,813	955
Pretax income	704	5,740

(Benefit) provision for income taxes	(30)	1,617

Net income	734	4,123
Net income attributable to noncontrolling interests	544	905
Net income attributable to Landsea Homes Corporation	$190	$3,218

Income per share:
Basic	$0.01	$0.08
Diluted	$0.01	$0.08

Weighted average common shares outstanding:
Basic	36,279,679	39,997,699
Diluted	36,798,722	40,116,873
See accompanying notes to the consolidated financial statements.

Landsea Homes Corp. | Q1 2024 Form 10-Q | 2

Landsea Homes Corporation
Consolidated Statements of Equity - (Unaudited)
(in thousands, except shares)

	Common Stock
	Shares	Amount	Additional paid-in capital	Retained earnings	Total stockholders' equity	Noncontrolling interests	Total equity
Balance at December 31, 2023	36,520,894	$4	$465,290	$187,584	$652,878	$35,474	$688,352
Shares issued under share-based awards	71,252	—	—	—	—	—	—
Stock options exercised	72,026	—	736	—	736	—	736
Cash paid for shares withheld for taxes	—	—	(674)	—	(674)	—	(674)
Stock-based compensation	—	—	678	—	678	—	678
Repurchase of common stock and associated tax	(534,436)	—	(6,509)	—	(6,509)	—	(6,509)
Distributions to noncontrolling interests	—	—	—	—	—	(6,793)	(6,793)
Net income	—	—	—	190	190	544	734
Balance at March 31, 2024	36,129,736	$4	$459,521	$187,774	$647,299	$29,225	$676,524

	Common Stock
	Shares	Amount	Additional paid-in capital	Retained earnings	Total stockholders' equity	Noncontrolling interests	Total equity
Balance at December 31, 2022	40,884,268	$4	$497,598	$158,348	$655,950	$54,369	$710,319
Shares issued under share-based awards	135,015	—	—	—	—	—	—
Cash paid for shares withheld for taxes	—	—	(550)	—	(550)	—	(550)
Stock-based compensation	—	—	(361)	—	(361)	—	(361)
Forfeiture and cancellation of Earnout Shares	(1,000,000)	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	(913)	(913)
Net income	—	—	—	3,218	3,218	905	4,123
Balance at March 31, 2023	40,019,283	$4	$496,687	$161,566	$658,257	$54,361	$712,618

See accompanying notes to the consolidated financial statements.

Landsea Homes Corp. | Q1 2024 Form 10-Q | 3

Landsea Homes Corporation
Consolidated Statements of Cash Flows - (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2024	2023
	(dollars in thousands)
Cash flows from operating activities:
Net income	$734	$4,123
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,320	1,418
Stock-based compensation	678	(361)
Abandoned project costs	256	115
Deferred taxes	(183)	580
Changes in operating assets and liabilities:
Cash held in escrow	30,631	14,341
Real estate inventories	(50,929)	13,184
Due from affiliates	(114)	(307)
Other assets	(20,298)	(2,232)
Accounts payable	10,738	(11,972)
Accrued expenses and other liabilities	(6,068)	(13,412)
Net cash (used in) provided by operating activities	(33,235)	5,477

Cash flows from investing activities:
Purchases of property and equipment	(1,907)	(1,563)
Net cash used in investing activities	(1,907)	(1,563)

Cash flows from financing activities:
Borrowings from notes, other debts payable, and other liabilities	117,654	175,000
Repayments of notes, other debts payable, and other liabilities	(65,000)	(164,300)
Cash paid for shares withheld for taxes	(675)	(550)
Proceeds from exercise of stock options	736	—
Repurchases of common stock	(6,452)	—
Distributions to noncontrolling interests	(6,793)	(913)
Deferred offering costs paid	(2,324)	—
Debt issuance and extinguishment costs paid	(67)	—
Net cash provided by financing activities	37,079	9,237

Net increase in cash and cash equivalents	1,937	13,151
Cash and cash equivalents at beginning of period	119,555	123,634
Cash and cash equivalents at end of period	$121,492	$136,785
See accompanying notes to the consolidated financial statements.

Landsea Homes Corp. | Q1 2024 Form 10-Q | 4

Landsea Homes Corporation
Notes to the Consolidated Financial Statements - (unaudited)
 1.    Company and Summary of Significant Account Policies
Landsea Homes Corporation (together with its subsidiaries, “Landsea Homes” or the “Company”) is engaged in the acquisition, development, and sale of homes and lots in Arizona, California, Colorado, Florida, New York, and Texas. The Company’s operations are organized into the following six reportable segments: Arizona, California, Colorado, Florida, Metro New York, and Texas.
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 29, 2024. The accompanying unaudited consolidated financial statements include all adjustments, consisting of normal recurring entries, necessary for a fair presentation of the Company’s results for the interim periods presented. Results for the interim periods are not necessarily indicative of the results to be expected for the full year due to seasonal variations and other factors.
Use of Estimates—The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ materially from these estimates.
Recent Accounting Pronouncements
In March 2023, the FASB issued ASU 2023-01, which amends the application of ASU 2016-02, Leases (Topic 842), related to leases with entities under common control, also referred to as common control leases. The amendments to this update require an entity to consider the useful life of leasehold improvements associated with common control leases from the perspective of the common control group and amortize the leasehold improvements over the useful life of the assets to the common control group, instead of the term of the lease. Any remaining value for the leasehold improvement at the end of the lease would be adjusted through equity. The standard was effective for fiscal years beginning after December 15, 2023, early adoption was permitted. The adoption did not have a material impact on the Company’s consolidated financial statements.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of additional segment information. The guidance requires entities to provide significant segment expenses that are regularly provided to the entity’s chief operating decision maker (“CODM”), other segment items to reconcile segment revenue and significant expenses to the reported measure of segment profit or loss, a description of the composition of the other segment items, and the title and position of the CODM. The amendments in this update also expand the segment disclosure requirements to interim periods. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The new guidance must be applied retrospectively to all prior periods presented in the financial statements, with the significant segment expense and other segment item amounts disclosed based on categories identified in the period of adoption. The Company is currently evaluating the impact of this guidance on its consolidated financial statements and related disclosures.
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
Landsea Homes Corp. | Q1 2024 Form 10-Q | 5

Landsea Homes Corporation
Notes to the Consolidated Financial Statements - (unaudited)
 2.     Asset Acquisition
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

Both consolidated VIEs are financed by equity contributions from the Company and the JV partner. The 14th Ave JV was also funded by third-party debt which was paid off in 2022.

The following table summarizes the carrying amount and classification of the VIEs’ assets and liabilities in the consolidated balance sheets as of March 31, 2024 and December 31, 2023.

	March 31, 2024	December 31, 2023
	(dollars in thousands)
Cash	$6,238	$2,950
Real estate inventories	69,382	79,441
Due from affiliates	148	203
Other assets	2,093	2,107
Total assets	$77,861	$84,701

Accounts payable	$304	$384
Accrued expenses and other liabilities	5,203	5,257
Total liabilities	$5,507	$5,641
 4.     Real Estate Inventories
Real estate inventories are summarized as follows:

	March 31, 2024	December 31, 2023
	(dollars in thousands)
Deposits and pre-acquisition costs	$122,237	$99,702
Land held and land under development	268,829	272,825
Homes completed or under construction	744,261	692,126
Model homes	61,179	57,073
Total real estate inventories	$1,196,506	$1,121,726
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
Landsea Homes Corp. | Q1 2024 Form 10-Q | 6

Landsea Homes Corporation
Notes to the Consolidated Financial Statements - (unaudited)
flows at discount rates that reflect the risk of the community being evaluated. The discounted cash flow approach can be impacted significantly by the Company’s estimates of future home sales revenue, home construction costs, pace of homes sales, and the applicable discount rate.
For the three months ended March 31, 2024 and 2023, the Company did not recognize any impairments on real estate inventories.
 5.     Capitalized Interest
Interest is capitalized to real estate inventories during development and as a result of other qualifying activities. Interest capitalized as a cost of real estate inventories is included in cost of sales as related inventories are delivered.
For the three months ended March 31, 2024, and 2023, the Company incurred and capitalized interest of $15.3 million and $11.9 million, respectively. Previously capitalized interest included in cost of sales during the three months ended March 31, 2024, and 2023, was $10.6 million and $4.6 million, respectively. These amounts included interest from certain related party transactions, refer to Note 9 – Related Party Transactions for additional information.
 6.    Other Assets
As of March 31, 2024 and December 31, 2023, the Company had contract assets of $3.1 million and $6.0 million, respectively, related to lot sales and other revenue. The contract asset balance is included in other assets on the Company’s consolidated balance sheets and represents cash to be received for work already performed on lot sales and other contracts. The amount of the transaction price for lot sales and other contracts remaining to be recognized as revenue for performance obligations that were not fully satisfied as of March 31, 2024 and December 31, 2023 was $0.4 million and $1.1 million, respectively. As of March 31, 2024, the Company had $0.2 million of deferred revenue related to lot sales and other revenue included in accrued expenses and other liabilities in the Company’s consolidated balance sheets. As of December 31, 2023, the Company had $0.2 million deferred revenue related to lot sales and other revenue. The Company reduces these liabilities and recognizes revenue as development progresses and the related performance obligations are completed.
 7.     Notes and Other Debts Payable, net
Amounts outstanding under notes and other debts payable, net consist of the following:

	March 31, 2024	December 31, 2023
	(dollars in thousands)
11.0% Senior Notes	$250,000	$250,000
Discount and deferred loan costs	(13,087)	(13,857)
Senior notes, net	$236,913	$236,143

	March 31, 2024	December 31, 2023
	(dollars in thousands)
Line of credit facility	$355,000	$315,000
Deferred loan costs	(6,763)	(7,369)
Line of credit facility, net	$348,237	$307,631
In October 2021, the Company entered into a line of credit agreement (the “Credit Agreement”). The Credit Agreement provides for a senior unsecured borrowing of up to $675.0 million of which there was $355.0 million outstanding as of March 31, 2024. The Company may increase the borrowing capacity up to $850.0 million, under certain conditions. Funds available under the Credit Agreement are subject to a borrowing base requirement which is calculated on specified percentages of our real estate inventories. Borrowings under the Credit Agreement bear interest at the Secured Overnight Financing Rate (“SOFR”) plus 3.35% or Prime Rate (as defined in the Credit Agreement) plus 2.75%. The interest rate includes a floor of 3.85%. The Credit Agreement was modified three times in 2022, which resulted in an increase in the borrowing commitment from $585.0 million to $675.0 million, the replacement of LIBOR with SOFR as an index rate, and an extension of the maturity date to October 2025. In July 2023, the Credit Agreement was modified to extend the maturity date to October 2026. As of March 31, 2024, the interest rate on the loan was 8.67%.
Landsea Homes Corp. | Q1 2024 Form 10-Q | 7

Landsea Homes Corporation
Notes to the Consolidated Financial Statements - (unaudited)
In July 2023, the Company entered into a senior unsecured note (the “Note Purchase Agreement”). The Note Purchase Agreement provided for the private placement of $250.0 million aggregate principal amount of 11.0% senior notes (the “11.0% Senior Notes”). The Company received the proceeds, net of discount and fees, in July 2023. The Senior Notes mature in July 2028.
The Credit Agreement and Note Purchase Agreement contain certain restrictive financial covenants, such as requirements for the Company to maintain a minimum liquidity balance, minimum tangible net worth, and leverage and interest coverage ratios. As of March 31, 2024, the Company was in compliance with all financial covenants.

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
In the fourth quarter of 2021, three insurers paid $14.9 million on behalf of the Company and others to settle a wrongful death suit. The insurers contend they are entitled to seek reimbursement from the Company for some or all of such amounts, which the Company disputes. During October 2023, one of the insurers filed a lawsuit seeking reimbursement and the two other insurers subsequently asserted reimbursement claims in the lawsuit. However, at this time the Company is unable to predict the outcome of the insurers’ claims against the Company or estimate the amount of any potential damages associated therewith.
Performance Obligations—In the ordinary course of business, and as part of the entitlement and development process, the Company’s subsidiaries are required to provide performance bonds to assure completion of certain public facilities. The Company had $92.6 million and $109.3 million of performance bonds outstanding as of March 31, 2024 and December 31, 2023, respectively.
Warranty—Estimated future direct warranty costs are accrued and charged to cost of sales in the period when the related homebuilding revenues are recognized. Changes in the Company’s warranty accrual are detailed in the table below:

	Three Months Ended March 31,
	2024	2023
	(dollars in thousands)
Beginning warranty accrual	$48,949	$46,657
Warranty provision	1,736	911
Warranty payments	(1,584)	(1,338)
Ending warranty accrual	$49,101	$46,230
Operating Leases—The Company primarily enters into operating leases for the right to use office space, model homes, and computer and office equipment, which have remaining lease terms that range from 1 to 8 years and often include one or more options to renew. During December 2021, the Company sold model homes and immediately leased back these models. Certain of these model homes were not complete at the time of sale. All of the leases from the sale-leasebacks are accounted for as operating leases and are reflected as part of the Company’s right-of-use assets and lease liabilities in the accompanying consolidated balance sheets. Certain of these sales were to a related party; refer to Note 9 – Related Party Transactions for further detail. The weighted average remaining lease term as of March 31, 2024 and December 31, 2023 was 6.6 and 5.7 years, respectively. Renewal terms are included in the lease term when it is reasonably certain the option will be exercised.
The Company established a right-of-use asset and a lease liability based on the present value of future minimum lease payments at the commencement date of the lease, or, if subsequently modified, the date of modification for active leases. As the rate implicit in each lease is not readily determinable, the Company’s incremental borrowing rate is used in determining the present value of future minimum payments as of the commencement date. The weighted average rate as of March 31, 2024 and December 31, 2023 was 6.4% and 5.5%, respectively. Lease components and non-lease components are accounted for as a single lease component. As of March 31, 2024, the Company had $13.8 million and $14.9 million recognized as a right-of-use asset and lease liability, respectively, which are presented on the consolidated balance sheets within other assets and accrued expenses and other liabilities, respectively. As of December 31, 2023, the Company had $11.9 million and $13.1 million recognized as a right-of-use asset and lease liability, respectively.
Landsea Homes Corp. | Q1 2024 Form 10-Q | 8

Landsea Homes Corporation
Notes to the Consolidated Financial Statements - (unaudited)
Operating lease expense for the three months ended March 31, 2024 and 2023, was $0.8 million and $1.0 million, respectively, and is included in general and administrative expenses on the consolidated statements of operations.
Future minimum payments under the noncancelable operating leases in effect at March 31, 2024 were as follows (dollars in thousands):

2024	$2,492
2025	2,710
2026	2,554
2027	2,768
2028	2,384
Thereafter	4,958
Total lease payments	17,866
Less: Discount	(2,973)
Present value of lease liabilities	$14,893
 9.    Related Party Transactions
The Company continues to pay for certain costs on behalf of Landsea Holdings Corporation (“Landsea Holdings”) which was previously the majority stockholder of the Company. The Company records a due from affiliate balance for all such payments. As of March 31, 2024 and December 31, 2023, the Company had a net receivable due from affiliates balance of $3.6 million and $3.5 million, respectively.
In March 2024, Landsea Holdings, the Company’s then-majority stockholder, completed a registered secondary offering of the Company’s common stock. The Company did not purchase any shares of common stock that were sold by Landsea Holdings in the offering. The Company paid costs, fees, and expenses for the offering of $0.6 million, and Landsea Holdings received all net proceeds from the sale. Landsea Holdings no longer owned greater than 50% of the Company’s common stock upon completion of the offering. As a result, the Company no longer qualifies as a “controlled company” under The Nasdaq stock Market LLC (“Nasdaq”) listing standards.
In August 2023, the Company repurchased from the underwriters, at the public offering price of $9.75 per share, 800,000 shares of common stock that were sold by Green Investment Alpha Limited (“Green Investment”), a beneficial owner of the Company, in a registered secondary offering, for a total purchase price of $7.8 million. The Company paid costs, fees, and expenses for the offering of $0.3 million, and Green Investment received all net proceeds from the sale. Green Investment is required to reimburse the Company for the costs, fees and expenses incurred in offering. Green Investment no longer qualified as a related party upon the completion of the offering.
In June 2023, the Company repurchased from the underwriters, at the public offering price of $7.50 per share, 443,478 shares of common stock that were sold by Landsea Holdings, the Company’s then-majority stockholder, in a registered secondary offering, for a total purchase price of $3.3 million. The Company paid costs, fees, and expenses for the offering of $0.8 million, and Landsea Holdings received all net proceeds from the offering.
In June 2022, Landsea Capital Fund, who is under common control with the Company, contributed $55.0 million to the LCF JV. The LCF JV, which is consolidated by the Company, used these proceeds to purchase undeveloped land from the Company. The Company distributed $6.8 million and $0.9 million to Landsea Capital Fund during the three months ended March 31, 2024, and 2023, respectively. All intercompany transactions between the Company and the LCF JV have been eliminated upon consolidation.
In December 2021, the Company sold model homes to a related party for total consideration of $15.2 million. As part of this transaction, the Company leased back these models. The total amount of rent payments made during the three months ended March 31, 2024, and 2023, were $0.2 million and $0.2 million, respectively. The right-of-use asset and lease liability balances associated with these leases is $0.4 million and $0.4 million, respectively, as of March 31, 2024 and $0.5 million and $0.5 million, respectively, as of December 31, 2023.
Landsea Homes Corp. | Q1 2024 Form 10-Q | 9

Landsea Homes Corporation
Notes to the Consolidated Financial Statements - (unaudited)
In July 2021, the Company entered into a landbank agreement for a project in its California segment with a related party. The Company will make regular payments to the related party based on an annualized rate of 7% of the undeveloped land costs while the land is developed and may purchase, at the Company’s discretion, the lots at a predetermined price of $28.9 million. The total amount of interest payments made during the three months ended March 31, 2024 and 2023, was less than $0.1 million and $0.2 million, respectively. During the three months ended March 31, 2024, no payments have been made to purchase land under the agreement. During the three months ended March 31, 2023, payments of $1.0 million, including fees, were made to purchase developed lots from the related party. Capitalized interest included in real estate inventories on the consolidated balance sheets associated with this transaction was $0.9 million and $1.0 million as of March 31, 2024 and December 31, 2023, respectively. Previously capitalized related party interest included in cost of sales during the three months ended March 31, 2024 and 2023, was $0.2 million and $0.3 million, respectively.
Landsea Holdings holds a series of notes payable to affiliated entities of its parent. The cash Landsea Holdings received from this debt was previously utilized to partially fund operations of the Company. Related party interest incurred by Landsea Holdings was historically pushed down to the Company and reflected on the consolidated balance sheets of the Company, primarily in real estate inventories, and on the consolidated statements of operations in cost of sales. Refer to Note 5 – Capitalized Interest for further detail. As the Company did not guarantee the notes payable nor have any obligations to repay the notes payable, and as the notes payable were not assigned to the Company, the notes payable do not represent a liability of the Company and accordingly have not been reflected in the consolidated balance sheets. Additionally, in connection with the Merger (as defined below), the Company is precluded from repaying Landsea Holdings’ notes payable to the affiliated entities of its parent. Therefore, beginning January 7, 2021, additional interest from these notes payable is no longer pushed down to the Company. Capitalized interest included in real estate inventories on the consolidated balance sheets associated with this transaction was $0.4 million and $0.4 million as of March 31, 2024 and December 31, 2023, respectively. Previously capitalized related party interest included in cost of sales during the three months ended March 31, 2024 and 2023, was less than $0.1 million and $0.7 million, respectively.
 10.    Income Taxes
Income taxes for the three months ended March 31, 2024 was a benefit of less than $0.1 million compared to a provision of $1.6 million for the three months ended March 31, 2023. The effective tax rate of the Company was a benefit of 4.3% and a provision of 28.2% for the three months ended March 31, 2024 and 2023, respectively. The difference between the statutory tax rate and the effective tax rate for the three months ended March 31, 2024 is primarily related to excess tax benefits on share-based compensation and tax credits for energy-efficient homes, partially offset by state income taxes net of federal income tax benefits and estimated deduction limitations for executive compensation under Section 162(m). The difference between the statutory tax rate and the effective tax rate for the three months ended March 31, 2023 is primarily related to state income taxes net of federal income tax benefits and estimated deduction limitations for executive compensation under Section 162(m), partially offset by tax credits for energy-efficient homes.
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
Management of the six geographic regions report to the Company’s chief operating decision makers (“CODMs”), the Chief Executive Officer and Chief Operating Officer of the Company. The CODMs review the results of operations, including total revenue
Landsea Homes Corp. | Q1 2024 Form 10-Q | 10

Landsea Homes Corporation
Notes to the Consolidated Financial Statements - (unaudited)
and pretax income to assess profitability and to allocate resources. Accordingly, the Company has presented its operations as the following six reportable segments:
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
The following table summarizes total revenue and pretax income by segment:

	Three Months Ended March 31,
	2024	2023
	(dollars in thousands)
Revenue
Arizona	$79,485	$73,589
California	131,894	67,258
Colorado	8,854	—
Florida	73,060	95,057
Metro New York	—	1,649
Texas	748	4,187
Total revenues	$294,041	$241,740

Pretax income (loss)
Arizona	$479	$183
California	8,211	2,937
Colorado	(1,152)	—
Florida	(235)	8,227
Metro New York	(491)	(603)
Texas	(1,936)	(1,320)
Corporate	(4,172)	(3,684)
Total pretax income	$704	$5,740
Landsea Homes Corp. | Q1 2024 Form 10-Q | 11

Landsea Homes Corporation
Notes to the Consolidated Financial Statements - (unaudited)
The following table summarizes total assets by segment:

	March 31, 2024	December 31, 2023
	(dollars in thousands)
Assets
Arizona	$357,969	$336,424
California	462,041	479,218
Colorado	30,329	27,240
Florida	445,298	425,154
Metro New York	41,665	42,047
Texas	95,803	60,255
Corporate	110,272	100,894
Total assets	$1,543,377	$1,471,232
Included in the Corporate segment assets is cash and cash equivalents of $49.5 million and $65.2 million as of March 31, 2024 and December 31, 2023, respectively.
As of March 31, 2024 and December 31, 2023, goodwill of $47.9 million and $20.7 million was allocated to the Florida and Arizona segments, respectively.
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
The following table presents carrying values and estimated fair values of financial instruments:

		March 31, 2024		December 31, 2023
	Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
		(dollars in thousands)
Liabilities:
Line of credit facility (1)	Level 2	$355,000	$355,000	$315,000	$315,000
Senior notes	Level 2	$250,000	$257,500	$250,000	$257,500
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
Non-financial assets such as real estate inventories and goodwill are measured at fair value on a non-recurring basis using a discounted cash flow approach with Level 3 inputs within the fair value hierarchy. This measurement is performed when events and
Landsea Homes Corp. | Q1 2024 Form 10-Q | 12

Landsea Homes Corporation
Notes to the Consolidated Financial Statements - (unaudited)
circumstances indicate the asset’s carrying value is not fully recoverable. During the three months ended March 31, 2024 and 2023, the Company determined that none of the real estate inventories or goodwill required impairment.
 13. Stock-Based Compensation
The following table presents a summary of the Company’s nonvested performance share units (“PSUs”) and restricted stock units (“RSUs”) for the three months ended March 31, 2024:

	Awards	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested, at December 31, 2023	1,488	$8.74
Granted	—	—
Vested	(156)	9.64
Forfeited	(39)	9.44
Nonvested, at March 31, 2024	1,293	$8.61
The following table presents a summary of the Company’s stock options activity for the three months ended March 31, 2024:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Options outstanding at December 31, 2023	684	$8.08
Granted	296	12.42
Exercised	(72)	8.42
Forfeited	—	—
Options outstanding at March 31, 2024	908	$9.47	8.74	$4,593
Options exercisable at March 31, 2024	314	$8.38	8.11	$1,933

Stock-based compensation expense totaled $0.7 million during the three months ended March 31, 2024, and is included in general and administrative expenses on the consolidated statements of operations. For the three months ended March 31, 2023, net stock-based compensation activity resulted in a reduction to expense of $0.4 million due to the forfeiture of certain options as well as the revised estimates on the expected PSU achievement.
The following table presents a summary of the Company’s outstanding RSUs and PSUs, assuming the current estimated level of performance achievement:

March 31, 2024
(in thousands, except period)
Unvested units	1,293
Remaining cost on unvested units	$1,505
Remaining vesting period	2.75 years
Stock-based compensation expense associated with the outstanding RSUs and PSUs is measured using the grant date fair value which is based on the closing price as of the grant date. The expense associated with the PSUs also incorporates the estimated achievement of the established performance criteria at the end of each reporting period until the performance period ends.
 14. Stockholders’ Equity
The Company’s authorized capital stock consists of 500.0 million shares of common stock with a par value of $0.0001 per share, and 50.0 million shares of preferred stock with a par value of $0.0001 per share. As of March 31, 2024, there were 41.5 million
Landsea Homes Corp. | Q1 2024 Form 10-Q | 13

Landsea Homes Corporation
Notes to the Consolidated Financial Statements - (unaudited)
shares of common stock issued and 36.1 million outstanding, and no shares of preferred stock issued or outstanding. All outstanding shares of common stock are validly issued, fully paid and nonassessable.
Stock Repurchases
In March 2023, the Board of Directors authorized a stock repurchase program allowing for the repurchase of up to $10.0 million worth of common stock, with an expiration of December 31, 2023. In July 2023, the Board of Directors authorized additional capacity of approximately $3.3 million, with an expiration date of December 31, 2023, and an additional $10.0 million with no stated expiration date. In October 2023, the Board of Directors authorized additional capacity of $20.0 million with no stated expiration date. No additional stock repurchase authorizations occurred during the three months ended March 31, 2024.
During the three months ended March 31, 2024, the Company repurchased 534,436 shares of common stock for a total of $6.4 million, excluding commissions, which was recorded as a reduction to additional paid-in capital. As of March 31, 2024, the Company had approximately $2.5 million in remaining capacity from previous authorizations. No stock was repurchased during the three months ended March 31, 2023.
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
Warrants
As of March 31, 2024, there were 15,525,000 outstanding warrants consisting entirely of public warrants (the “Warrants”). At the time of the Merger, the Warrant Agreement was amended so that each public warrant is exercisable at $1.15 for one tenth of a share of common stock. As part of the amendment, each holder of the public warrants received $1.85 per warrant for a total of $28.7 million paid by the Company upon closing of the Merger. The Warrants will expire five years after the completion of the Merger or earlier upon redemption or liquidation.
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
Landsea Homes Corp. | Q1 2024 Form 10-Q | 14

Landsea Homes Corporation
Notes to the Consolidated Financial Statements - (unaudited)
Warrants will not be adjusted for issuance of common shares at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the Warrants shares. Accordingly, the Warrants may expire worthless.
 15. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the three and three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	(dollars in thousands, except share and per share amounts)
Numerator
Net income attributable to common stockholders	$190	$3,218

Denominator
Weighted average common shares outstanding - basic	36,279,679	39,997,699
Dilutive effect of warrants	135,932	—
Dilutive effect of options	146,408	—
Dilutive effect of share-based awards	236,703	119,174
Weighted average common shares outstanding - diluted	36,798,722	40,116,873

Earnings per share
Basic	$0.01	$0.08
Diluted	$0.01	$0.08
The Company excluded 0.1 million common stock equivalents from diluted EPS related to antidilutive options during the three months ended March 31, 2024. The Company excluded 2.4 million common stock equivalents from diluted EPS related to antidilutive warrants, options, and share-based awards during the three months ended March 31, 2023.
 16.    Supplemental Disclosures of Cash Flow Information
The following table presents certain supplemental cash flow information:

	Three Months Ended March 31,
	2024	2023
	(dollars in thousands)
Supplemental disclosures of cash flow information
Interest paid, net of amounts capitalized	$—	$—
Income taxes paid	$378	$—

Supplemental disclosures of non-cash investing and financing activities
Change in right-of-use assets for new, modified, or terminated operating leases	$2,553	$(837)
 17.    Subsequent Events
In April 2024, the Company completed the sale to certain purchasers of $300.0 million of 8.875% senior notes (the “8.875% Senior Notes”) due 2029. The 8.875% Senior Notes were not registered under the Securities Act of 1933, as amended (the “Securities Act”), and were offered and sold only to persons reasonably believed to be qualified institutional buyers in reliance on Rule 144A under the Securities Act and to certain non-U.S. persons in transactions outside the United States in reliance on Regulation S under the
Landsea Homes Corp. | Q1 2024 Form 10-Q | 15

Landsea Homes Corporation
Notes to the Consolidated Financial Statements - (unaudited)
Securities Act. Interest on the 8.875% Senior Notes will be paid semi-annually on April 1 and October 1, commencing October 1, 2024. The 8.875% Senior Notes will mature on April 1, 2029.
In April 2024, the Company completed the acquisition of Antares Acquisition, LLC (“Antares Homes”), a Dallas Fort Worth based homebuilder, for approximately $242.6 million (subject to certain customary post-closing adjustments) using a combination of cash on hand and borrowings under the Company’s existing credit facility, which included repayment of approximately $43.2 million of Antares Homes debt. The total assets of Antares Homes included approximately 2,100 lots owned or controlled. The determination of the purchase accounting is in process as of the date of these consolidated financial statements.
In April 2024, the Company amended the Credit Agreement (“Amended Credit Agreement”) to reduce the commitment from $675.0 million to $355.0 million and extend the maturity date to April 2027. Borrowings under the Amended Credit Agreement bear interest at a daily simple SOFR rate, a term SOFR rate, or a base rate (in each case calculated in accordance with the Amended Credit Agreement), plus, in each case, an applicable margin. The applicable margin will be adjusted by reference to a grid based on a leverage ratio calculated in accordance with the Amended Credit Agreement.
Landsea Homes Corp. | Q1 2024 Form 10-Q | 16

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with and is qualified in its entirety by the consolidated financial statements and notes thereto included elsewhere in this document. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements. Factors that may cause such a difference include, but are not limited to, those discussed in the section entitled “Risk Factors” of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on February 29, 2024. This section discusses certain items in the three months ended March 31, 2024 and 2023 and year-to-year comparisons between those periods. References to “we”, “Landsea Homes”, the “Company”, “us”, or “our” refer to Landsea Homes Corporation.
Landsea Homes Corp. | Q1 2024 Form 10-Q | 17

Consolidated Financial Data

The following table summarizes our unaudited results of operations for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024	2023
	(dollars in thousands, except per share amounts)
Revenue
Home sales	$292,592	$240,625
Lot sales and other	1,449	1,115
Total revenues	294,041	241,740

Cost of sales
Home sales	248,897	197,054
Lot sales and other	1,683	713
Total cost of sales	250,580	197,767

Gross margin
Home sales	43,695	43,571
Lot sales and other	(234)	402
Total gross margin	43,461	43,973

Sales and marketing expenses	18,488	16,408
General and administrative expenses	26,082	22,780
Total operating expenses	44,570	39,188

(Loss) income from operations	(1,109)	4,785

Other income, net	1,813	955
Pretax income	704	5,740

(Benefit) provision for income taxes	(30)	1,617

Net income	734	4,123
Net income attributable to noncontrolling interests	544	905
Net income attributable to Landsea Homes Corporation	$190	$3,218

Income per share:
Basic	$0.01	$0.08
Diluted	$0.01	$0.08

Weighted average common shares outstanding:
Basic	36,279,679	39,997,699
Diluted	36,798,722	40,116,873
Landsea Homes Corp. | Q1 2024 Form 10-Q | 18

Business Overview

Driven by a commitment to sustainability, we design and build homes and communities in Arizona, California, Colorado, Florida, Metro New York, and Texas. We create inspired spaces for modern living and feature homes and communities in vibrant, prime locations which connect seamlessly with their surroundings and enhance the local lifestyle for living, working, and playing. The defining principle, “Live in Your Element®,” creates the foundation for our customers to live where they want to live, how they want to live – in a home created especially for them.

We are engaged in the acquisition, development, and sale of homes and lots in six states: Arizona, California, Colorado, Florida, New York, and Texas, which also comprise the Company’s six reportable segments. We build and sell an extensive range of home types across a variety of price points, but we focus our efforts on the first-time homebuyer. Our Corporate operations are a non-operating segment that supports our homebuilding operations by providing executive, finance, treasury, human resources, accounting, and legal services.

In October 2023, the Company expanded into the Colorado market by acquiring certain assets of Richfield Homes, LLC (“Richfield”). The Company paid an aggregate cash purchase price of $22.5 million to acquire approximately 290 owned or controlled lots in the greater Denver, Colorado area, including any construction in progress on those lots. This acquisition was accounted for as an asset acquisition. We believe this acquisition fits with and continues to advance our overall business strategy by allowing us to expand into new geographic markets and to continue to shift inventory and product to more affordable offerings.

In April 2024, the Company completed the acquisition of Antares Acquisition, LLC (“Antares Homes”), a Dallas Fort Worth based homebuilder, for approximately $242.6 million (subject to certain customary post-closing adjustments) in cash, which included repayment of approximately $43.2 million of Antares Homes debt. The Antares Homes acquisition increased our presence in Texas with a backlog of 66 units and approximately 2,100 lots owned or controlled as of March 31, 2024. We believe this acquisition fits with and continues to advance our overall business strategy by expanding into new and diverse markets.

In the second half of 2022, we began to see substantial contraction in the market as it slowed due primarily to rising inflation and mortgage interest rates. Supply chain issues, labor shortages, and the resulting cost increases led to heightened volatility across our industry, and costs of construction of our homes have varied significantly over recent years. During 2023 and into 2024, a significant portion of these supply chain and labor challenges have eased, however, the recent increases, and the potential for interest rates to remain elevated for the foreseeable future, has put downward pressure on demand in our industry by reducing affordability for homebuyers across all of our markets.

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

Sustained higher mortgage interest rates have put downward pressure on demand due to decreased affordability for many potential homebuyers across the nation. Challenges to affordability negatively impacted our absorption and cancellation rates, particularly in the second half of 2022 and the first quarter of 2023. During 2023, both absorption and cancellation rates stabilized to a large extent compared to when initial reactions to the higher interest rates, however continued inflation and interest rate increases, and the potential for interest rates to remain high, continued to cause affordability concerns and market uncertainty. These concerns continued to cause challenges across the homebuilding industry throughout 2023 and into the first quarter of 2024. Although we expect mortgage interest rates to begin decreasing later in 2024, there can be no assurance as to the timing and magnitude of future federal funds rate changes by the Federal Reserve. These rate changes ultimately drive mortgage interest rates and can significantly influence our absorption and cancellation rates. In light of these expectations, we are focusing our sales and marketing efforts on addressing affordability and interest rates as well as providing purchase incentives, subject to managing our inventory levels in the market. We manage certain nationwide marketing programs, however a majority of incentives we offer are specifically tailored to the circumstances of each community. We regularly perform stress tests on our backlog to identify homebuyers that are most likely to cancel their sales contracts, without intervention, due to higher costs from rising interest rates.

During 2024, we launched our exclusive financial services, Landsea Elements, which provides end-to-end support for our homebuyers through our existing services, Landsea Mortgage and Landsea Title, along with our newest offering, Landsea Insurance
Landsea Homes Corp. | Q1 2024 Form 10-Q | 19

Agency. Through a licensing agreement, we partnered with NFM Lending as a preferred lender to provide mortgage services under the name Landsea Mortgage. In connection with this arrangement, we have focused many of our incentives on mortgage interest rates and assisting homebuyers with buydowns on their home loans. This focus has helped achieve certain goals related to sales pace and absorption, but these additional discounts and incentives have lowered revenue and gross margins. We continue to monitor the credit worthiness of our homebuyers with NFM Lending with the objective of converting as many of our sales as possible into successful home deliveries. In addition to Landsea Mortgage, we offer title and insurance services through Landsea Title and Landsea Insurance Agency, respectively. Together we believe these offerings, bundled under the umbrella of Landsea Elements, provide significant value to potential homebuyers in facilitating the home buying process and additional opportunities for us to generate positive returns while managing and converting sales to deliveries with additional insights throughout the home buying process.

In March 2024, Landsea Holdings Corporation (“Landsea Holdings”), the Company’s then-majority stockholder, completed an underwritten secondary offering of approximately 2.8 million shares of the Company’s common stock. The Company did not receive any proceeds from the sale of shares by Landsea Holdings. The Company paid costs, fees, and expenses for the offering of $0.6 million. Immediately following completion of such sale by Landsea Holdings, the aggregate beneficial ownership of Landsea Holdings fell below 50% of our outstanding shares of common stock. As a result, we no longer qualify as a “controlled company” under The Nasdaq stock Market LLC (“Nasdaq”) listing standards.

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

Summary Results of Operations

For the three months ended March 31, 2024, home sales revenue increased 22% to $292.6 million from $240.6 million and home deliveries increased 7% to 505 units from 472 units, in each case as compared to the same period in the prior year. The increase in home sales revenue and home deliveries year-over-year is primarily the result of improvements in our California and Arizona segments as well as the addition of our Colorado segment. These improvements were partially offset by challenges to demand and affordability across all of our operating segments as mortgage interest rates remain high. In total, net income for the three months ended March 31, 2024 was $0.7 million compared to $4.1 million in the corresponding prior year period.

We remain focused on growth and view our ability to maintain optimal leverage ratios as a key factor in obtaining the financing required in order to expand. While we have grown organically and through acquisitions in recent years, we remain in a position to act on our strategy and to be opportunistic about acquisitions and other growth opportunities. Our debt to capital ratio
Landsea Homes Corp. | Q1 2024 Form 10-Q | 20

increased to 46.4% as of March 31, 2024 compared to 44.1% as of December 31, 2023. Our net debt to total capital ratio (a non-GAAP financial measure; see below for the definition and reconciliation to the most directly comparable GAAP measure) increased to 35.3% as of March 31, 2024 compared to 30.4% as of December 31, 2023. We believe the continued strength of our balance sheet and operating platform have positioned us well to continue to execute our growth strategy.

We anticipate the homebuilding markets in each of our operating segments to be tied to both the local economy and the macro-economic environment. Accordingly, net orders, home deliveries, and average selling price (“ASP”) can be negatively affected by economic conditions, such as rising interest rates, decreases in employment and median household incomes, as well as decreases in household formations and increasing supply of inventories. Shortages in labor or materials can also significantly increase costs, reduce gross margins, and lower our overall profitability. During the three months ended March 31, 2024 we observed improved absorption rates in all markets, except California, compared to the same period in the prior year, primarily due to successful sales promotions that have helped generate sales, partially offset by continued high mortgage interest rates and concerns about home affordability. In California, our current product offerings are at a slightly higher price point than the comparable period in the prior year and therefore a lower absorption is to be expected. Mortgage interest rates continue to be a primary concern for homebuyers and while we continue to see stabilization in most markets, homebuyers continue to be sensitive to mortgage interest rate increases. Our results have been impacted, and could be further impacted, by continued challenges in home affordability as a result of price appreciation, increases in mortgage interest rates, or tightening of mortgage lending standards.

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

	Three Months Ended March 31,
	2024				2023				% Change
	Homes	Dollar Value	ASP	Monthly Absorption Rate	Homes	Dollar Value	ASP	Monthly Absorption Rate	Homes	Dollar Value	ASP	Monthly Absorption Rate
	(dollars in thousands)
Arizona	233	$103,515	$444	3.6	152	$62,745	$413	3.2	53%	65%	8%	13%
California	107	108,325	1,012	3.7	164	136,227	831	4.7	(35%)	(20%)	22%	(21%)
Colorado	23	10,871	473	3.8	—	—	N/A	N/A	N/A	N/A	N/A	N/A
Florida	236	109,533	464	2.7	178	79,338	446	2.0	33%	38%	4%	35%
Metro New York	1	4,312	4,312	N/A	—	—	N/A	N/A	N/A	N/A	N/A	N/A
Texas	12	4,695	391	13.3	4	4,194	1,049	1.3	200%	12%	(63)%	923%
Total	612	$341,251	$558	3.3	498	$282,504	$567	2.8	23%	21%	(2)%	18%

For the three months ended March 31, 2024, the increase in net new orders in Arizona compared to the prior year period was due to the continued use of sales programs throughout a challenging environment for affordability. Interest rates had a significant impact on our Arizona segment during the three months ended March 31, 2023, and resulted in lower net orders at that time. Although interest rates continue to be high, we have seen the market partially stabilize around those higher rates and expectations. While we continue to use targeted incentives, ASP increased and we experienced a significant amount of business during the period, resulting in a significant increase in net new orders. Even though these metrics improved during the three months ended March 31, 2024, the continued higher inflationary and interest rate environment may continue to present challenges to our business throughout all of our segments.

In the California segment, the decrease in net new orders for the three months ended March 31, 2024, compared to the corresponding prior period was primarily due to continued challenges from the current interest rate environment. While incentives continue to be necessary in the market, we are selling in communities with a higher price point which partially offsets the decrease in the dollar value of net new orders. Like other markets, California continues to see challenges from higher interest rates and there is still uncertainty about the long-term trends as consumers continue evaluating prices and overall payments in the current environment.

Landsea Homes Corp. | Q1 2024 Form 10-Q | 21

Our operations in our Colorado segment began in October 2023 with the acquisition of the assets of Richfield. For the three months ended March 31, 2024, the Colorado segment had 23 net new home orders with an ASP of $0.5 million.

Our Florida segment has shown improvement across all net new home order metrics for the three months ended March 31, 2024, compared to the corresponding prior period. Additional incentives continue to be key for this segment in selling homes at our desired pace. While this has kept ASPs from rising even higher, we were able to drive more net new orders at a quicker pace. We continue to strive for the right balance between incentives and sales pace and are seeing the greater absorption that we have been striving for in the market. As with our other segments, buyers are still sensitive to interest rate increases which may continue to present additional challenges as higher interest rates continue to remain in place.

The Metro New York segment has one community, with only one residential unit and a retail space remaining to sell and deliver as of March 31, 2024.

During the three months ended March 31, 2024, our Texas segment began sales of new projects from recent land acquisitions. These new sales represent new communities becoming active in our Texas segment which are consistent with the quality and price points of Landsea Homes’ national brand.

Average Selling Communities

Average selling communities is the sum of communities actively selling homes each month, divided by the total months in the calculation period.

	Three Months Ended March 31,
	2024	2023	% Change
Arizona	21.3	16.0	33%
California	9.7	11.7	(17%)
Colorado	2.0	—	N/A
Florida	29.3	30.0	(2%)
Metro New York	—	—	—%
Texas	0.3	1.0	(70%)
Total	62.6	58.7	7%

Home Deliveries and Home Sales Revenue

The changes in home sales revenue are the result of changes in the number of homes delivered and the ASP of those delivered homes. Commentary on significant changes for each of the segments in these metrics is provided below.

	Three Months Ended March 31,
	2024			2023			% Change
	Homes	Dollar Value	ASP	Homes	Dollar Value	ASP	Homes	Dollar Value	ASP
	(dollars in thousands)
Arizona	183	$78,741	$430	170	$72,534	$427	8%	9%	1%
California	146	131,894	903	85	67,258	791	72%	96%	14%
Colorado	17	8,854	521	—	—	N/A	N/A	N/A	N/A
Florida	157	72,355	461	212	94,990	448	(26)%	(24)%	3%
Metro New York	—	—	N/A	1	1,649	1,649	N/A	N/A	N/A
Texas	2	748	374	4	4,194	1,049	(50)%	(82)%	(64)%
Total	505	$292,592	$579	472	$240,625	$510	7%	22%	14%

Our Arizona segment delivered 183 homes and generated $78.7 million in home sales revenue for the three months ended March 31, 2024. The segment delivered 170 homes and generated $72.5 million in home sales revenue for the three months ended March 31, 2023. The increase in home deliveries, revenue, and ASP compared to the corresponding period in 2023 was primarily the
Landsea Homes Corp. | Q1 2024 Form 10-Q | 22

result of higher net new home orders in recent months which we have begun to deliver to customers as well as slightly lower incentives during the current quarter compared to the corresponding prior period.

Our California segment delivered 146 homes and generated $131.9 million in home sales revenue for the three months ended March 31, 2024. The segment delivered 85 homes and generated $67.3 million in home sales revenue for the three months ended March 31, 2023. The increase in home deliveries, revenue, and ASP during the three months ended March 31, 2024, compared to the corresponding period in 2023 was driven primarily by closing on homes already in backlog. We delivered these homes with fewer incentives across communities at a higher selling price.

We began operations in the Colorado segment in October 2023 following the acquisition of the assets of Richfield. For the three months ended March 31, 2024, the Colorado segment delivered 17 homes and generated $8.9 million in home sales revenue.

Our Florida segment delivered 157 homes and generated $72.4 million in home sales revenue for the three months ended March 31, 2024. The segment delivered 212 homes and generated $95.0 million in homes sales revenue for the three months ended March 31, 2023. This decrease was the result of fewer net new orders in previous periods as customers grappled with higher mortgage interest rates, resulting in a smaller backlog than at the start of the previous period. As noted above, net new orders have risen as a result of additional sales programs we have implemented and continued incentives. We expect those sales to bolster deliveries in the upcoming quarters. Similar to our other segments, market uncertainty and concerns of affordability remain and could impact future results further.

The Metro New York segment has one community, with only two residential units and a retail space remaining to deliver as of March 31, 2024.

During the three months ended March 31, 2024, our Texas segment began delivering homes in new projects from recent land acquisitions. These deliveries represent new communities becoming active in our Texas segment which are consistent with the quality and price points of Landsea Homes’ national brand.
Home Sales Gross Margins

Home sales gross margin measures the price achieved on delivered homes compared to the costs incurred to build the home. In the following table, we calculate gross margins adjusting for interest in cost of sales, real estate inventories impairment, and purchase price accounting for acquired work in process inventory. We believe the below information is meaningful as it isolates the impact that indebtedness, real estate inventories impairment, and acquisitions have on the gross margins and allows for comparability to previous periods and competitors. See Note 2 – Asset Acquisition within the accompanying notes to the consolidated financial statements for additional discussion regarding acquired work in process inventory.

	Three Months Ended March 31,
	2024	%	2023	%
	(dollars in thousands)
Home sales revenue	$292,592	100.0%	$240,625	100.0%
Cost of home sales	248,897	85.1%	197,054	81.9%
Home sales gross margin	43,695	14.9%	43,571	18.1%
Add: Interest in cost of home sales	10,557	3.6%	4,542	1.9%
Add: Real estate inventories impairment	—	—%	—	—%
Adjusted home sales gross margin excluding interest and real estate inventories impairment (1)	54,252	18.5%	48,113	20.0%
Add: Purchase price accounting for acquired inventory	2,456	0.8%	4,485	1.9%
Adjusted home sales gross margin excluding interest, real estate inventories impairment, and purchase price accounting for acquired inventory (1)	$56,708	19.4%	$52,598	21.9%
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

Home sales gross margin decreased by 320 basis points to 14.9% for the three months ended March 31, 2024, compared to the corresponding period in 2023. The decrease is primarily due to the need for additional sales discounts and incentives to drive
Landsea Homes Corp. | Q1 2024 Form 10-Q | 23

continued sales and delivery activity in the current period as well as higher interest costs due to the rising interest rate environment, partially offset by higher costs in the prior year period related to purchase price accounting for acquired inventory. Adjusted home sales gross margin excluding interest, real estate inventories impairment, and purchase price accounting for acquired inventory decreased 250 basis points to 19.4% for the three months ended March 31, 2024 compared to the corresponding period in 2023. Discounts and incentives increased significantly for the three months ended March 31, 2024, compared to the prior year period primarily related to mortgage interest rate buydowns on behalf of our home-buyers.

Backlog

Backlog reflects the number of homes, net of cancellations, for which we have entered into a sales contract with a customer but have not yet delivered the home.

	March 31, 2024			March 31, 2023			% Change
	Homes	Dollar Value	ASP	Homes	Dollar Value	ASP	Homes	Dollar Value	ASP
	(dollars in thousands)
Arizona	146	$66,207	$453	87	$40,197	$462	68%	65%	(2)%
California	122	134,601	1,103	158	147,415	933	(23)%	(9)%	18%
Colorado	20	9,557	478	—	—	N/A	N/A	N/A	N/A
Florida	325	165,662	510	451	235,245	522	(28)%	(30)%	(2)%
Metro New York	1	4,312	4,312	—	—	N/A	N/A	N/A	N/A
Texas	10	3,947	395	—	—	N/A	N/A	N/A	N/A
Total	624	$384,286	$616	696	$422,857	$608	(10)%	(9)%	1%

The decrease in the number of backlog homes and value as of March 31, 2024 as compared to March 31, 2023 is primarily attributable to the downward demand and price pressure from rising mortgage interest rates as seen in the net new home orders. As our home deliveries have outpaced net new orders in California and Florida our backlog has decreased. We have seen demand and cancellations generally stabilize compared to the corresponding period in the prior year, particularly in Arizona. Our California segment’s current product offering skews towards fewer homes at higher price points. Overall, the current market environment remains uncertain and further challenges could persist.

As a result of the Antares Homes acquisition in April 2024, backlog in Texas will increase by approximately 66 homes throughout the Dallas Fort Worth metropolitan area.

Lot Sales and Other Revenue

Lot sales and other revenue and gross margin can vary significantly between reporting periods based on the number of lots under contract and the percentage of completion related to the development activities required as part of the lot sales and other contracts. For the three months ended March 31, 2024, we recognized $1.4 million of lot sales and other revenue in our Arizona and Florida segments related to the sale and subsequent development of lots under contract. For the three months ended March 31, 2023, we recognized $1.1 million of lot sales and other revenue in our Arizona segment related to the sale and subsequent development of lots under contract.

As of March 31, 2024 and December 31, 2023, we had contract assets of $3.1 million and $6.0 million, respectively, related to lot sales and other revenue. The contract asset balance is included in other assets on the Company’s consolidated balance sheets and represents cash to be received for work already performed on lot sale and other contracts. The amount of the transaction price for lot sales and other contracts allocated to performance obligations that were unsatisfied or partially unsatisfied, as of March 31, 2024 and December 31, 2023 was $0.4 million and $1.1 million, respectively.

As of March 31, 2024 the Company had $0.2 million of deferred revenue related to lot sales and other revenue included in accrued expenses and other liabilities in the Company’s consolidated balance sheets. As of December 31, 2023, the Company had $0.2 million deferred revenue related to lot sales and other revenue. We recognize these amounts as development progresses and the related performance obligations are completed.

Landsea Homes Corp. | Q1 2024 Form 10-Q | 24

Lots Owned or Controlled

The table below summarizes the lots owned or controlled by reportable segment as of the dates presented. Lots controlled includes lots where we have placed a deposit and have a signed purchase contract or rolling option contract.

	March 31, 2024			March 31, 2023
	Lots Owned	Lots Controlled	Total	Lots Owned	Lots Controlled	Total	% Change
Arizona	1,505	1,462	2,967	2,118	1,491	3,609	(18%)
California	569	1,200	1,769	504	1,679	2,183	(19%)
Colorado	168	125	293	—	—	—	N/A
Florida	1,800	1,770	3,570	2,376	2,098	4,474	(20%)
Metro New York	2	—	2	2	—	2	—%
Texas	202	1,548	1,750	—	1,167	1,167	50%
Total	4,246	6,105	10,351	5,000	6,435	11,435	(9%)

The total lots owned or controlled at March 31, 2024 decreased 9% from March 31, 2023. While we continue to deliver on owned homes and take possession of lots previously under contract, we are monitoring the market to appropriately manage future lot contracts relative to the current market. Our goal remains to maintain a strong balance sheet while entering into contracts for new lots when we are satisfied that the timing and metrics support our actions.

As a result of the Antares Homes acquisition in April 2024, lots owned or controlled in Texas will increase by approximately 2,100 lots throughout the Dallas Fort Worth metropolitan area.

Results of Operations by Segment

	Three Months Ended March 31,
	2024	2023
Pretax income (loss)	(dollars in thousands)
Arizona	$479	$183
California	8,211	2,937
Colorado	(1,152)	—
Florida	(235)	8,227
Metro New York	(491)	(603)
Texas	(1,936)	(1,320)
Corporate	(4,172)	(3,684)
Total	$704	$5,740

Our Arizona segment recorded pretax income of $0.5 million in the three months ended March 31, 2024 compared to pretax income of $0.2 million in the comparable period in 2023. The increase in pretax income in the three months ended March 31, 2024 was primarily due to an increase in home sales revenue despite the additional incentives required to continue to close homes at our desired pace.

Our California segment recorded pretax income of $8.2 million for the three months ended March 31, 2024 compared to pretax income of $2.9 million in the comparable period in 2023. The increase in pretax income in the three months ended March 31, 2024 was primarily due to a comparative increase in deliveries at higher price points period over period. This was partially offset by the increase in incentives offered to the Company’s homebuyers.

Colorado operations began in October 2023 with the acquisition of the assets of Richfield. Our Colorado segment recorded pretax loss of $1.2 million for the three months ended March 31, 2024 as the assets continue to be incorporated into the Company’s operations.

Our Florida segment recorded pretax loss of $0.2 million for the three months ended March 31, 2024 compared to pretax income of $8.2 million in the comparable period in 2023. As noted above, slower net new orders during much of 2023 driven
Landsea Homes Corp. | Q1 2024 Form 10-Q | 25

primarily by rising mortgage interest rates resulted in lower deliveries in the three months ended March 31, 2024. Increased incentives and marketing efforts have been effective in increasing net new orders and we expect to see those deliveries and increased revenue reflected in upcoming quarters. Higher inflation and mortgage interest rates may still present challenges in the near future.

The Metro New York segment recorded a pretax loss of $0.5 million for the three months ended March 31, 2024 compared to pretax loss of $0.6 million in the comparable period in 2023. We continue to wind up the sales and deliveries activities in this segment.

Our Texas segment recorded pretax loss of $1.9 million for the three months ended March 31, 2024 compared to pretax loss of $1.3 million in the comparable period in 2023. During the three months ended March 31, 2024, our Texas segment began delivering homes in new projects from recent land acquisitions and development. These deliveries represent the new communities becoming active in our Texas segment.

We have also identified our Corporate operations as a non-operating segment, as it serves to support the business’s operations through functional departments such as executive, finance, treasury, human resources, accounting, and legal. The majority of the Corporate personnel and resources are dedicated to activities relating to the business’s operations and are allocated accordingly. The Corporate non-operating segment generated a slightly larger pretax loss compared to the prior year period primarily due to transaction costs resulting from the Antares Homes acquisition and the secondary offering in March 2024.

Sales, Marketing, and General and Administrative Expenses

	Three Months Ended March 31,		As a Percentage of Home Sales
	2024	2023	2024	2023
	(dollars in thousands)
Sales and marketing expenses	$18,488	$16,408	6.3%	6.8%
General and administrative expenses	26,082	22,780	8.9%	9.5%
Total sales, marketing, and G&A expenses	$44,570	$39,188	15.2%	16.3%

For the three months ended March 31, 2024, sales and marketing expenses increased compared to the prior year period primarily due to the increasing volume of sales and deliveries and thus related commission costs as well as higher marketing and advertising costs in the current period. General and administrative (“G&A”) costs also increased due primarily to transaction costs associated with the Antares Homes acquisition and the secondary offering in March 2024, as well as certain compensation costs which were higher during the current quarter compared to the same period in the prior year.

The sales, marketing, and general and administrative (“SG&A”) expense rate as a percentage of home sales revenue for the three months ended March 31, 2024 was 15.2%, a decrease of 1.1% from the prior year period. The SG&A expense rate decreased primarily due to higher deliveries and home sales revenue in the current quarter compared to the same period in the prior year. This more than offset the increases in SG&A expenses discussed above. We expect to continue to be able to further leverage our G&A base, including wages, and reduce the percentage of SG&A compared to home sales revenue in future periods.

(Benefit) Provision for Income Taxes

Income taxes for the three months ended March 31, 2024 was a benefit of less than $0.1 million compared to a provision of $1.6 million for the three months ended March 31, 2023. The effective tax rate for the three months ended March 31, 2024 was a benefit of 4.3% compared to a provision of 28.2% for the three months ended March 31, 2023. The difference between the statutory tax rate and the effective tax rate for the three months ended March 31, 2024 was primarily related to excess tax benefits on share-based compensation and tax credits for energy-efficient homes, partially offset by state income taxes net of federal income tax benefits and estimated deduction limitations for executive compensation under Section 162(m). The difference between the statutory tax rate and the effective tax rate for the three months ended March 31, 2023, was primarily related to state income taxes net of federal income tax benefits and estimated deduction limitations for executive compensation under Section 162(m), partially offset by tax credits for energy-efficient homes.

The accounting for deferred taxes is based upon estimates of future results. Differences between the anticipated and actual outcomes of these future results could have a material impact on our consolidated results of operations or financial position. Also, changes in existing federal and state tax laws and tax rates could affect future tax results and the valuation of our deferred tax assets.

Landsea Homes Corp. | Q1 2024 Form 10-Q | 26

Critical Accounting Estimates
Critical accounting estimates are those that we believe are both significant and that require us to make difficult, subjective, or complex judgments, often because we need to estimate the effect of inherently uncertain matters. We base our estimates and judgments on historical experience and other factors that we believe to be appropriate under the circumstances. Actual results may differ from these estimates, and the estimates included in the consolidated financial statements might be impacted if we used different assumptions or conditions. There have been no material changes to our critical accounting estimates as compared to those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 29, 2024.
Liquidity and Capital Resources

Overview

As of March 31, 2024, we had $140.0 million of cash, cash equivalents, and cash held in escrow, a $28.7 million decrease from December 31, 2023. The change was primarily due to the deposits paid related to the acquisition of Antares Homes and ordinary business activities as cash from home deliveries was primarily reinvested to acquire and construct additional real estate inventories. This was partially offset by borrowings from the line of credit facility. Cash held in escrow represents closings happening immediately before quarter-end in which we received the funds from the title company subsequent to March 31, 2024.

Our principal sources of capital are cash generated from home and land sales activities, borrowings under our credit facility and proceeds from the sale of senior notes. Principal uses of capital are land purchases, land development, home construction, repayments on the credit facility, the acquisition of other homebuilders, and the payment of routine liabilities.

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

We intend to utilize debt as part of our ongoing financial strategy, coupled with redeployment of cash flows from operations to finance our business. As of March 31, 2024, we had outstanding borrowings of $605.0 million in aggregate principal, excluding discount and deferred loan costs, and had $224.1 million in additional borrowing capacity under our credit facility. We will consider several factors when evaluating our level of indebtedness and when making decisions regarding the incurrence of new indebtedness, including the purchase price of assets to be acquired with debt financing, the market value of our assets and the ability of particular assets, and our business as a whole, to generate cash flow to cover the expected debt service. In addition, our Credit Agreement and the Note Purchase Agreement (both as defined below) contain certain financial covenants, among other things, which limit the amount of leverage we can maintain, as well as minimum tangible net worth and liquidity requirements.

We believe that we will be able to fund our current and foreseeable liquidity needs with our cash on hand, cash generated from operations, and cash expected to be available from our credit facility or through accessing debt or equity capital as needed.

Line of Credit Facility
In October 2021, the Company entered into a line of credit agreement (the “Credit Agreement”). The Credit Agreement provides for a senior unsecured borrowing of up to $675.0 million of which there was $355.0 million outstanding as of March 31,
Landsea Homes Corp. | Q1 2024 Form 10-Q | 27

2024. The Company may increase the borrowing capacity up to $850.0 million, under certain circumstances. Funds available under the Credit Agreement are subject to a borrowing base requirement which is calculated on specified percentages of our real estate inventories. Borrowings under the Credit Agreement bear interest at the Secured Overnight Financing Rate (“SOFR”) plus 3.35% or the Prime Rate (as defined in the Credit Agreement) plus 2.75%. The interest rate includes a floor of 3.85%. The Credit Agreement was modified three times in 2022, which resulted in an increase in the borrowing commitment from $585.0 million to $675.0 million, the replacement of the London Interbank Offered Rate (“LIBOR”) with SOFR as an index rate, and an extension of the maturity date to October 2025. In July 2023, the Credit Agreement was modified to extend the maturity date and to October 2026. As of March 31, 2024, the interest rate on the loan was 8.67%.
In April 2024, the Company amended the Credit Agreement (“Amended Credit Agreement”) to reduce the commitment from $675.0 million to $355.0 million and extend the maturity date to April 2027. Borrowings under the Amended Credit Agreement bear interest at a daily simple SOFR rate, a term SOFR rate, or a base rate (in each case calculated in accordance with the Amended Credit Agreement), plus, in each case, an applicable margin. The applicable margin will be adjusted by reference to a grid based on a leverage ratio calculated in accordance with the Amended Credit Agreement.
Senior Notes
In July 2023, the Company entered into a new senior unsecured note (the “Note Purchase Agreement”). The Note Purchase Agreement provided for the private placement of $250.0 million aggregate principal amount of 11.0% senior notes (the “11.0% Senior Notes”). The Company received the proceeds, net of discount and fees, in July 2023. The 11.0% Senior Notes mature in July 2028.
In April 2024, the Company completed the sale to certain purchasers of $300.0 million of 8.875% senior notes due 2029 (the “8.875% Senior Notes”). The 8.875% Senior Notes were not registered under the Securities Act of 1933, as amended (the “Securities Act”), and were offered and sold only to persons reasonably believed to be qualified institutional buyers in reliance on Rule 144A under the Securities Act and to certain non-U.S. persons in transactions outside the United States in reliance on Regulation S under the Securities Act. Interest on the 8.875% Senior Notes will be paid semi-annually on April 1 and October 1, commencing October 1, 2024. The 8.875% Senior Notes will mature on April 1, 2029.

Financial Covenants

The Credit Agreement and Note Purchase Agreement have certain financial covenants, including requirements for us to maintain a minimum liquidity balance, minimum tangible net worth as well as maximum leverage and interest coverage ratios. See the table below for the covenant calculations.

	March 31, 2024		December 31, 2023
Financial Covenants	Actual	Covenant Requirement	Actual	Covenant Requirement
	(dollars in thousands)		(dollars in thousands)
Minimum Liquidity Covenant (1)	$364,087	$50,000	$431,265	$50,000
Interest Coverage Ratio (2)	2.17	2.00	2.18	2.00
Tangible Net Worth (3)	$607,885	$410,578	$619,713	$410,578
Maximum Leverage Ratio (4)	43.7%	<60%	39.3%	<60%
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

The Credit Agreement and Note Purchase Agreement also contain certain restrictive covenants, including limitations on incurrence of other indebtedness, liens, dividends and other distributions, asset dispositions, restricted payments, investments, and limitations on fundamental changes. They contain customary events of default for such facilities, subject to cure periods in certain circumstances, which would result in the termination of the commitments in the case of the Credit Agreement and permit the lenders or holders, as applicable, to accelerate payment on outstanding amounts. These events of default include nonpayment of principal, interest, and fees or other amounts; breach of covenants, including those described above; inaccuracy of representations and warranties; cross default to certain other indebtedness; unpaid judgments; and certain bankruptcy and other insolvency events. As of March 31, 2024, we were in compliance with all covenants under each of our Credit Agreement and Note Purchase Agreement.

Landsea Homes Corp. | Q1 2024 Form 10-Q | 28

Letters of Credit and Performance Bonds

In the ordinary course of business, and as part of the entitlement and development process, the Company’s subsidiaries are required to provide performance bonds to assure completion of certain public facilities. The Company had $92.6 million and $109.3 million of performance bonds outstanding at March 31, 2024 and December 31, 2023, respectively.

Cash Flows—Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023

For the three months ended March 31, 2024 and 2023, the comparison of cash flows is as follows:

•Net cash used in operating activities was $33.2 million during the three months ended March 31, 2024 compared to net cash provided by operating activities of $5.5 million during the same period in 2023. The decrease in net cash from operating activities was primarily due to more cash being used in our real estate inventories construction and more cash used for other assets compared to the prior period. We used $64.1 million more for real estate inventories compared to the prior period. In addition, we used $18.1 million more for other assets during the three months ended March 31, 2024, compared to the prior period, primarily due to the deposits made in the current period related to the acquisition of Antares Homes. A decrease in net income, adjusted for noncash operating components of net income, also decreased cash from operating activities by $3.1 million. These cash movements were partially offset by an increase of $16.3 million in net cash collected from cash held in escrow, compared to the prior period, as well as fewer payments on accounts payable and accrued expenses in the normal course of business resulting in $30.1 million more cash from operating activities.

•Net cash used in investing activities was $1.9 million during the three months ended March 31, 2024, and compared to $1.6 million during the same period in 2023.

•Net cash provided by financing activities was $37.1 million during the three months ended March 31, 2024, compared to $9.2 million during the same period in 2023. The increase was primarily due to a decrease in net borrowings on notes, other debts payable, and other liabilities of $42.0 million during the three months ended March 31, 2024, as compared to the prior period in 2023. This was partially offset by the distributions a consolidated joint venture made to noncontrolling interests of $6.8 million, cash paid for stock repurchases of $6.5 million and deferred offering costs paid of $2.3 million related to the April 2024 issuance of debt.
Option Contracts

In the ordinary course of business, we enter into land purchase contracts in order to procure lots for the construction of homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require a cash deposit, and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers and others as a method of acquiring land in staged takedowns, to help manage the financial and market risk associated with land holdings, and to reduce the use of funds from financing sources. Option contracts generally require payment of a non-refundable deposit for the right to acquire lots over a specified period of time at pre-determined prices. Our obligations with respect to purchase contracts and option contracts are generally limited to the forfeiture of the related non-refundable cash deposits. As of March 31, 2024, we had outstanding purchase and option contracts totaling $663.5 million, net of $115.0 million related cash deposits (of which $1.2 million is refundable) pertaining to these contracts. As of December 31, 2023, we had outstanding purchase and option contracts totaling $663.1 million, net of $96.2 million related cash deposits (of which $1.0 million was refundable) pertaining to these contracts.

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

Landsea Homes Corp. | Q1 2024 Form 10-Q | 29

Material Cash Requirements

As of March 31, 2024, there had been no material changes to our known contractual and other obligations appearing in the “Material Cash Requirements” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 29, 2024.
Stock Repurchases
In March 2023, the Board of Directors authorized a stock repurchase program allowing for the repurchase of up to $10.0 million worth of common stock, with an expiration of December 31, 2023. In July 2023, the Board of Directors authorized additional capacity of approximately $3.3 million, with an expiration date of December 31, 2023, and an additional $10.0 million with no stated expiration date. In October 2023, the Board of Directors authorized additional capacity of $20.0 million with no stated expiration date. No additional stock repurchase authorizations occurred during the three months ended March 31, 2024.
During the three months ended March 31, 2024, the Company repurchased 534,436 shares of common stock for a total of $6.4 million, which was recorded as a reduction to additional paid-in capital. As of March 31, 2024, the Company had approximately $2.5 million in remaining capacity from previous authorizations. No stock was repurchased during the three months ended March 31, 2023.
The timing and amount of repurchases are based on a variety of factors such as the market price of the Company's common stock, corporate and contractual requirements, market and economic conditions, and legal requirements.
Seasonality

Historically, the homebuilding industry experiences seasonal fluctuations in quarterly operating results and capital requirements. We typically experience the highest new home order activity during the spring, although this activity is also highly dependent on the number of active selling communities, timing of new community openings and other market factors. Since it typically takes four to eight months to construct a new home, we deliver more homes in the second half of the year as spring and summer home orders convert to home deliveries. Because of this seasonality, home starts, construction costs, and related cash outflows have historically been highest in the third and fourth quarters, and the majority of cash receipts from home deliveries occur during the second half of the year. We expect this seasonal pattern to continue over the long-term, although it may be affected by volatility in the homebuilding industry.

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

The non-GAAP ratio of net debt to total capital is computed as the quotient obtained by dividing net debt (which is total debt, net of issuance costs, less cash and cash equivalents as well as cash held in escrow to the extent necessary to reduce the debt balance to zero) by total capital. The most comparable GAAP financial measure is the ratio of debt to capital. We believe the ratio of net debt to
Landsea Homes Corp. | Q1 2024 Form 10-Q | 30

total capital is a relevant financial measure for investors to understand the leverage employed in our operations and as an indicator of our ability to obtain financing. We believe that by deducting our cash from our debt, we provide a measure of our indebtedness that takes into account our cash liquidity. We believe this provides useful information as the ratio of debt to capital does not take into account our liquidity and we believe that the ratio of net debt to total capital provides supplemental information by which our financial position may be considered.

See table below reconciling this non-GAAP measure to the ratio of debt to capital.

	March 31, 2024	December 31, 2023
	(dollars in thousands)
Total notes and other debts payable, net	$585,150	$543,774
Total equity	676,524	688,352
Total capital	$1,261,674	$1,232,126
Ratio of debt to capital	46.4%	44.1%

Total notes and other debts payable, net	$585,150	$543,774
Less: cash and cash equivalents	121,492	119,555
Less: cash held in escrow	18,460	49,091
Net debt	445,198	375,128

Total capital	$1,261,674	$1,232,126
Ratio of net debt to total capital	35.3%	30.4%

EBITDA and Adjusted EBITDA

The following table presents EBITDA and Adjusted EBITDA for the three months ended March 31, 2024 and 2023. Adjusted EBITDA is a non-GAAP financial measure used by management in evaluating operating performance. We define Adjusted EBITDA as net income before (i) income tax (benefit) expense, (ii) interest expenses, (iii) depreciation and amortization, (iv) real estate inventories impairment, (v) purchase accounting adjustments for acquired work in process inventory related to business combinations, (vi) loss on debt extinguishment or forgiveness, (vii) transaction costs related to business combinations, (viii) write-off of deferred offering costs, and (ix) abandoned projects costs. We believe Adjusted EBITDA provides an indicator of general economic performance that is not affected by fluctuations in interest, effective tax rates, levels of depreciation and amortization, and items considered to be non-recurring. Accordingly, we believe this measure is useful for comparing our core operating performance from period to period.

Our presentation of Adjusted EBITDA should not be considered as an indication that our future results will be unaffected by unusual or non-recurring items.

	Three Months Ended March 31,
	2024	2023
	(dollars in thousands)
Net income	$734	$4,123
(Benefit) provision for income taxes	(30)	1,617
Interest in cost of sales	10,570	4,553
Depreciation and amortization expense	1,320	1,418
EBITDA	12,594	11,711
Purchase price accounting in cost of home sales	2,456	4,485
Transaction costs	1,728	15
Abandoned project costs	256	—
Adjusted EBITDA	$17,034	$16,211
Landsea Homes Corp. | Q1 2024 Form 10-Q | 31

Adjusted Net Income

Adjusted Net Income attributable to Landsea Homes is a non-GAAP financial measure that we believe is useful to management, investors and other users of our financial information in evaluating and understanding our operating results without the effect of certain expenses that were historically pushed down by our parent company and other non-recurring items. We believe excluding these items provides a more comparable assessment of our financial results from period to period. Adjusted Net Income attributable to Landsea Homes is calculated by excluding the effects of related party interest that was pushed down by our parent company, purchase accounting adjustments for acquired work in process inventory related to business combinations, loss on debt extinguishment or forgiveness, and real estate inventories impairment, and tax-effected using a blended statutory tax rate. We adjust for the expense of related party interest pushed down from our parent company as we have no obligation to repay the debt and related interest.

	Three Months Ended March 31,
	2024	2023
	(dollars in thousands)
Net income attributable to Landsea Homes Corporation	$190	$3,218

Pre-Merger capitalized related party interest included in cost of sales	29	718
Purchase price accounting for acquired inventory	2,456	4,485
Total adjustments	2,485	5,203
Tax-effected adjustments (1)	1,843	3,839

Adjusted net income attributable to Landsea Homes Corporation	$2,033	$7,057
(1)    Our tax-effected adjustments are based on our federal rate and a blended state rate adjusted for certain discrete items.

Landsea Homes Corp. | Q1 2024 Form 10-Q | 32

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Due to the nature of homebuilding and our business we are exposed to market risks in the ordinary course of our business, including the effects of interest rate changes and inflation as described below. We are also exposed to market risk from fluctuations in our stock prices and related characteristics.

Interest Rates

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. The Company’s primary exposure to market risk is interest rate risk associated with (i) variable notes and the credit facility and (ii) demand and pricing pressure with respect to home sales. Borrowings under our credit facility bear interest at a floating rate equal to the Prime rate plus 2.75% or SOFR plus 3.35% per annum. The Senior Notes bear interest on the outstanding amount at a fixed rate of 11.0% per annum, and therefore are not subject to fluctuations in interest rates. Higher interest rates are associated with downward demand and pricing pressure with respect to home sales. For a more complete discussion of the impact of interest rates on our results of operations, see Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of our Company’s Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2024 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures: (a) are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and (b) include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to Company’s management, including the CEO and the CFO, as appropriate, to allow timely discussions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Landsea Homes Corp. | Q1 2024 Form 10-Q | 33

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Part 1, Item1, “Note 8 – Commitments and Contingencies - Legal.”

Item 1A. Risk Factors

There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023 that was filed with the SEC on February 29, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information concerning the Company’s repurchases of common stock during the three months ended March 31, 2024.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (in millions)
January 1, 2024 - January 31, 2024	71,034	$12.58	71,034	$8.0
February 1, 2024 - February 29, 2024	383,252	$11.91	383,252	$3.5
March 1, 2024 - March 31, 2024	80,150	$12.18	80,150	$2.5
(1)    In March 2023, the Board of Directors authorized a stock repurchase program allowing for the repurchase of up to $10.0 million worth of common stock with an expiration of December 31, 2023. In July 2023, the Board of Directors authorized additional capacity of approximately $3.3 million, with an expiration date of December 31, 2023, and an additional $10.0 million with no stated expiration date. In October 2023, the Board of Directors authorized additional capacity of $20.0 million with no stated expiration date. During the year ended December 31, 2023, the Company repurchased 3,635,033 shares of common stock for a total of $34.4 million. During the three months ended March 31, 2024, the Company repurchased 534,436 shares of common stock for a total of $6.4 million. As of March 31, 2024, the Company had approximately $2.5 million in remaining authorized capacity.
This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax withholding obligations in connection with employee equity awards.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information
(a) Entry into Material Definitive Agreements
On April 30, 2024, the Company entered into the Fourth Amended and Restated Stockholder’s Agreement (the “A&R Agreement”) with Landsea Holdings, to, among other things, further clarify the ability of Landsea Holdings to assign the A&R Agreement to Permitted Transferees (as defined in the A&R Agreement) to whom Landsea Holdings has validly transferred capital stock of the Company. The foregoing description of the A&R Agreement does not purport to be complete and is qualified in its entirety by reference to the A&R Agreement, which is filed as Exhibit 10.4 hereto and is incorporated herein by reference.
Also on April 30, 2024, the Company entered into an Indemnification Agreement (the “Indemnification Agreement”) with Landsea Holdings, pursuant to which, among other things, (i) Landsea Holdings agreed to indemnify the Company for certain losses relating to or arising from (x) Landsea Holdings’s business operations after the closing of the Merger Transaction (as defined in the Indemnification Agreement) and (y) the Holdings Specific Carve-Out Transaction (as defined in the Indemnification Agreement), and (ii) the Company agreed to indemnify Landsea Holdings for certain losses relating to or arising from (w) the Company’s business operations after the closing of the Merger Transaction, (x) the Company’s business operations before the closing of the Merger
Landsea Homes Corp. | Q1 2024 Form 10-Q | 34

Transaction that were not known to Landsea Holdings as of the date of the Indemnification Agreement, (y) the Homes Specific Carve-Out Transactions (as defined in the Indemnification Agreement), except for losses resulting from the actions or omissions of Landsea Holdings or any of its employees, successors or assigns, and (z) certain litigation matters specified in the Indemnification Agreement. The foregoing description of the Indemnification Agreement does not purport to be complete and is qualified in its entirety by reference to the Indemnification Agreement, which is filed as Exhibit 10.5 hereto and is incorporated herein by reference.
(c) Trading Plans
During the quarter ended March 31, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K)

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
10.1
Membership Interest Purchase Agreement, dated January 8, 2024, by and among Landsea Homes Corporation, Antares Acquisition, LLC, and the sellers party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 9, 2024)

10.2
Amendment to Membership Interest Purchase Agreement, dated February 9, 2024, by and among Landsea Homes Corporation, Antares Acquisition, LLC, and the sellers party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 12, 2024)

10.3
Eighth Amendment Agreement, dated March 15, 2024, by and among Landsea Homes Corporation, as borrower, the other loan parties party thereto, Western Alliance Bank as administrative agent, and the lender parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 18, 2024)

10.4*	Fourth Amended and Restated Stockholder’s Agreement, dated April 30, 2024, by and between Landsea Homes Corporation and Landsea Holdings Corporation
10.5*	Indemnification Agreement, dated April 30, 2024, by and between Landsea Homes Corporation and Landsea Holdings Corporation
31.1*	Certification of John Ho, Chief Executive Officer of Landsea Homes Corporation, pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934
31.2*	Certification of Chris Porter, Chief Financial Officer of Landsea Homes Corporation, pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934
32.1**	Certification of John Ho, Chief Executive Officer of Landsea Homes Corporation, pursuant to 18 U.S.C. Section 1350
32.2**	Certification of Chris Porter, Chief Financial Officer of Landsea Homes Corporation, pursuant to 18 U.S.C. Section 1350
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL: (i) Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023; (ii) Consolidated Statements of Operations for the three months ended March 31, 2024 and 2023, (iii) Consolidated Statements of Equity for the three months ended March 31, 2024 and 2023; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023 and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL (included as Exhibit 101).

*    Filed herewith.
**    Furnished herewith.

Landsea Homes Corp. | Q1 2024 Form 10-Q | 35

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Landsea Homes Corporation

Date: May 1, 2024	By:	/s/ John Ho
John Ho
Chief Executive Officer
(Principal Executive Officer)

Date: May 1, 2024	By:	/s/ Chris Porter
Chris Porter
Chief Financial Officer
(Principal Financial Officer)

Landsea Homes Corp. | Q1 2024 Form 10-Q | 36