Form 10-Q
period 2024-06-30
Landsea Homes Corp
filed 2024-08-01
CIK 1721386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR
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

As of July 26, 2024, 36,275,392 Class A common stock, par value $0.0001 per share, were outstanding.

Landsea Homes Corporation
Form 10-Q Index
For the Three and Six Months Ended June 30, 2024

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Landsea Homes Corporation
Consolidated Balance Sheets - (Unaudited)
(in thousands, except share and per share amounts)

	June 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$82,150	$119,555
Cash held in escrow	24,071	49,091
Real estate inventories	1,350,165	1,121,726
Due from affiliates	4,569	4,348
Goodwill	152,322	68,639
Other assets	129,633	107,873
Total assets	$1,742,910	$1,471,232

Liabilities
Accounts payable	$95,471	$77,969
Accrued expenses and other liabilities	219,569	160,256
Due to affiliates	881	881
Line of credit facility, net	225,655	307,631
Senior notes, net	528,452	236,143
Total liabilities	1,070,028	782,880

Commitments and contingencies (Note 8)

Equity
Stockholders’ equity:
Preferred stock, $0.0001 par value, 50,000,000 shares authorized, none issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized, 41,671,387 issued and 36,275,392 outstanding as of June 30, 2024, 41,382,453 issued and 36,520,894 outstanding as of December 31, 2023	4	4
Additional paid-in capital	460,001	465,290
Retained earnings	190,659	187,584
Total stockholders’ equity	650,664	652,878
Noncontrolling interests	22,218	35,474
Total equity	672,882	688,352
Total liabilities and equity	$1,742,910	$1,471,232
See accompanying notes to the consolidated financial statements.

Landsea Homes Corp. | Q2 2024 Form 10-Q | 1

Landsea Homes Corporation
Consolidated Statements of Operations - (Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue
Home sales	$418,182	$291,512	$710,774	$532,137
Lot sales and other	12,961	1,732	14,410	2,847
Total revenues	431,143	293,244	725,184	534,984

Cost of sales
Home sales	355,736	240,835	604,633	437,889
Lot sales and other	11,231	1,748	12,914	2,461
Total cost of sales	366,967	242,583	617,547	440,350

Gross margin
Home sales	62,446	50,677	106,141	94,248
Lot sales and other	1,730	(16)	1,496	386
Total gross margin	64,176	50,661	107,637	94,634

Sales and marketing expenses	24,663	18,334	43,151	34,742
General and administrative expenses	29,555	25,980	55,637	48,760
Total operating expenses	54,218	44,314	98,788	83,502

Income from operations	9,958	6,347	8,849	11,132

Other (expense) income, net	(5,353)	1,159	(3,540)	2,114
Pretax income	4,605	7,506	5,309	13,246

Provision for income taxes	1,370	1,640	1,340	3,257

Net income	3,235	5,866	3,969	9,989
Net income attributable to noncontrolling interests	350	919	894	1,824
Net income attributable to Landsea Homes Corporation	$2,885	$4,947	$3,075	$8,165

Income per share:
Basic	$0.08	$0.12	$0.08	$0.20
Diluted	$0.08	$0.12	$0.08	$0.20

Weighted average common shares outstanding:
Basic	36,199,850	39,891,982	36,239,765	39,944,549
Diluted	36,369,827	39,971,731	36,558,862	40,059,731
See accompanying notes to the consolidated financial statements.

Landsea Homes Corp. | Q2 2024 Form 10-Q | 2

Landsea Homes Corporation
Consolidated Statements of Equity - (Unaudited)
(in thousands, except shares)

	Common Stock
	Shares	Amount	Additional paid-in capital	Retained earnings	Total stockholders' equity	Noncontrolling interests	Total equity
Balance at March 31, 2024	36,129,736	$4	$459,521	$187,774	$647,299	$29,225	$676,524
Shares issued under share-based awards	117,197	—	—	—	—	—	—
Stock options exercised	28,459	—	240	—	240	—	240
Cash paid for shares withheld for taxes	—	—	(625)	—	(625)	—	(625)
Stock-based compensation	—	—	865	—	865	—	865
Distributions to noncontrolling interests	—	—	—	—	—	(7,357)	(7,357)
Net income	—	—	—	2,885	2,885	350	3,235
Balance at June 30, 2024	36,275,392	$4	$460,001	$190,659	$650,664	$22,218	$672,882

	Common Stock
	Shares	Amount	Additional paid-in capital	Retained earnings	Total stockholders' equity	Noncontrolling interests	Total equity
Balance at December 31, 2023	36,520,894	$4	$465,290	$187,584	$652,878	$35,474	$688,352
Shares issued under share-based awards	188,449	—	—	—	—	—	—
Stock options exercised	100,485	—	976	—	976	—	976
Cash paid for shares withheld for taxes	—	—	(1,299)	—	(1,299)	—	(1,299)
Stock-based compensation	—	—	1,543	—	1,543	—	1,543
Repurchase of common stock and associated tax	(534,436)	—	(6,509)	—	(6,509)	—	(6,509)
Distributions to noncontrolling interests	—	—	—	—	—	(14,150)	(14,150)
Net income	—	—	—	3,075	3,075	894	3,969
Balance at June 30, 2024	36,275,392	$4	$460,001	$190,659	$650,664	$22,218	$672,882

See accompanying notes to the consolidated financial statements.

Landsea Homes Corp. | Q2 2024 Form 10-Q | 3

Landsea Homes Corporation
Consolidated Statements of Equity - (Unaudited)
(in thousands, except shares)

	Common Stock
	Shares	Amount	Additional paid-in capital	Retained earnings	Total stockholders' equity	Noncontrolling interests	Total equity
Balance at March 31, 2023	40,019,283	$4	$496,687	$161,566	$658,257	$54,361	$712,618
Shares issued under share-based awards	132,767	—	—	—	—	—	—
Cash paid for shares withheld for taxes	—	—	(145)	—	(145)	—	(145)
Stock-based compensation expense	—	—	1,731	—	1,731	—	1,731
Repurchase of common stock and associated tax	(968,869)	—	(7,532)	—	(7,532)	—	(7,532)
Distributions to noncontrolling interests	—	—	—	—	—	(932)	(932)
Net income	—	—	—	4,947	4,947	919	5,866
Balance at June 30, 2023	39,183,181	$4	$490,741	$166,513	$657,258	$54,348	$711,606

	Common Stock
	Shares	Amount	Additional paid-in capital	Retained earnings	Total stockholders' equity	Noncontrolling interests	Total equity
Balance at December 31, 2022	40,884,268	$4	$497,598	$158,348	$655,950	$54,369	$710,319
Shares issued under share-based awards	267,782	—	—	—	—	—	—
Cash paid for shares withheld for taxes	—	—	(695)	—	(695)	—	(695)
Stock-based compensation expense	—	—	1,370	—	1,370	—	1,370
Repurchase of common stock and associated tax	(968,869)	—	(7,532)	—	(7,532)	—	(7,532)
Forfeiture and cancellation of Earnout Shares	(1,000,000)	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	(1,845)	(1,845)
Net income	—	—	—	8,165	8,165	1,824	9,989
Balance at June 30, 2023	39,183,181	$4	$490,741	$166,513	$657,258	$54,348	$711,606

See accompanying notes to the consolidated financial statements.

Landsea Homes Corp. | Q2 2024 Form 10-Q | 4

Landsea Homes Corporation
Consolidated Statements of Cash Flows - (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2024	2023
	(dollars in thousands)
Cash flows from operating activities:
Net income	$3,969	$9,989
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	3,170	2,557
Real estate inventories impairment	—	4,700
Stock-based compensation	1,543	1,370
Loss on modification of debt	5,180	—
Abandoned project costs	1,954	312
Write-off of offering costs	—	436
Deferred taxes	264	346
Changes in operating assets and liabilities:
Cash held in escrow	25,020	15,197
Real estate inventories	(47,760)	(35,138)
Due from affiliates	(221)	(366)
Other assets	(3,606)	2,104
Accounts payable	15,030	(1,547)
Accrued expenses and other liabilities	(4,142)	(11,374)
Net cash provided by (used in) operating activities	401	(11,414)

Cash flows from investing activities:
Purchases of property and equipment	(3,619)	(3,571)
Payments for business acquisition, net of cash acquired	(235,043)	—
Net cash used in investing activities	(238,662)	(3,571)

Cash flows from financing activities:
Borrowings from notes, other debts payable, and other liabilities	473,047	190,000
Repayments of notes, other debts payable, and other liabilities	(240,545)	(214,300)
Cash paid for shares withheld for taxes	(1,299)	(695)
Proceeds from exercise of stock options	976	—
Repurchases of common stock	(6,452)	(7,476)
Distributions to noncontrolling interests	(14,150)	(1,845)
Deferred offering costs paid	(2,324)	(147)
Debt issuance and modification costs paid	(8,397)	—
Net cash provided by (used in) financing activities	200,856	(34,463)

Net decrease in cash and cash equivalents	(37,405)	(49,448)
Cash and cash equivalents at beginning of period	119,555	123,634
Cash and cash equivalents at end of period	$82,150	$74,186
See accompanying notes to the consolidated financial statements.

Landsea Homes Corp. | Q2 2024 Form 10-Q | 5

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
Landsea Homes Corp. | Q2 2024 Form 10-Q | 6

Landsea Homes Corporation
Notes to the Consolidated Financial Statements - (unaudited)
 2.     Business Combination and Asset Acquisition
On April 1, 2024, the Company completed the acquisition of Antares Acquisition, LLC (“Antares”), a Dallas Fort Worth based homebuilder, for approximately $239.8 million (subject to certain customary post-closing adjustments) using a combination of cash on hand and borrowings under the Company’s existing credit facility, which included repayment of approximately $40.2 million of Antares debt. The total assets of Antares included approximately 2,100 lots owned or controlled in the Dallas Fort Worth market. This acquisition was accounted for as a business combination.
In accordance with ASC 805, the assets acquired and liabilities assumed from the acquisition of Antares were measured and recognized at fair value as of the date of the acquisition to reflect the purchase price paid. The determination of the final purchase accounting allocation related to the working capital calculations and resulting goodwill are in process as of the date of these consolidated financial statements. Changes in the determination of the fair value of the assets acquired and liabilities assumed will be recorded as a measurement period adjustment in the period in which they are identified up to one year from the acquisition date.
Acquired inventories consist of land, land deposits, and work in process inventories. For acquired land and land options, the Company typically utilizes, with the assistance of a third-party appraiser, a sales comparison approach. For work in process inventories, the Company estimates the fair value based upon the stage of production of each unit and a gross margin that management believes a market participant would require to complete the remaining development and requisite selling efforts. On the acquisition date, the stage of production for each lot ranged from recently started lots to fully completed homes. The intangible assets acquired relate to the Antares trade name and material contracts, which are estimated to have a fair value of $2.0 million and are being amortized over 12 to 18 months. Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed and relates primarily to the assembled workforce and business synergies. Goodwill of $83.7 million was preliminarily recorded on the consolidated balance sheets as a result of this transaction and is expected to be deductible for tax purposes over 15 years. The acquired goodwill is included in the Texas reporting segment in Note 11 – Segment Reporting. The Company incurred transaction related costs of $2.6 million and $3.6 million related to the Antares acquisition during the three and six months ended June 30, 2024, respectively. These transaction costs are included in general and administrative expenses on the consolidated statements of operations.
The Company's results of operations include homebuilding revenues from the Antares acquisition of $35.7 million for both the three and six months ended June 30, 2024. The accompanying results of operations also include pretax loss of $0.8 million from the Antares acquisition during both the three and six months ended June 30, 2024. The pretax loss is inclusive of purchase price accounting and an allocation of corporate general and administrative expenses.
The following is a summary of the preliminary allocation of the purchase price based on the fair value of assets acquired and liabilities assumed (dollars in thousands).

Assets Acquired
Cash	$4,760
Real estate inventories	157,279
Goodwill	83,683
Other intangible assets	1,950
Other assets	4,539
Total assets	$252,211

Liabilities Assumed
Accounts payable	$2,472
Accrued expenses	9,936
Total liabilities	12,408
Net assets acquired	$239,803
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
Landsea Homes Corp. | Q2 2024 Form 10-Q | 7

Landsea Homes Corporation
Notes to the Consolidated Financial Statements - (unaudited)
Unaudited Pro Forma Financial Information
Unaudited pro forma revenue and net income for the following periods presented give effect to the results of the acquisition of Antares as though the respective acquisition dates were as of January 1, 2023, the beginning of the year preceding the acquisition. Unaudited pro forma net income adjusts the operating results of Antares to reflect the additional costs that would have been recorded assuming the fair value adjustments had been applied as of the beginning of the year preceding the year of acquisition, including the tax-effected amortization of the acquired intangible assets and transaction related costs.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(dollars in thousands)
Revenue	$431,143	$346,637	$767,840	$627,604

Pretax income	11,246	8,752	17,617	9,841
Provision for income taxes	4,718	2,113	4,447	2,420
Net income	$6,528	$6,639	$13,170	$7,421
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

The following table summarizes the carrying amount and classification of the VIEs’ assets and liabilities in the consolidated balance sheets as of June 30, 2024 and December 31, 2023.

	June 30, 2024	December 31, 2023
	(dollars in thousands)
Cash	$6,402	$2,950
Real estate inventories	60,605	79,441
Due from affiliates	115	203
Other assets	2,248	2,107
Total assets	$69,370	$84,701

Accounts payable	$525	$384
Accrued expenses and other liabilities	5,353	5,257
Total liabilities	$5,878	$5,641
 4.     Real Estate Inventories
Real estate inventories are summarized as follows:

	June 30, 2024	December 31, 2023
	(dollars in thousands)
Deposits and pre-acquisition costs	$124,883	$99,702
Land held and land under development	505,631	272,825
Homes completed or under construction	701,819	692,126
Model homes	17,832	57,073
Total real estate inventories	$1,350,165	$1,121,726
Landsea Homes Corp. | Q2 2024 Form 10-Q | 8

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
For the three and six months ended June 30, 2024, the Company did not recognize any impairments on real estate inventories. For the three and six months ended June 30, 2023, the Company recorded $4.7 million of real estate inventories impairment charges related to one community in its California segment. In this instance, the Company determined that additional incentives and persistent discounts were required to sell the remaining homes, which was the primary reason the estimated future cash flows for the community were driven below their previous carrying values. Real estate inventories impairment charges are recorded to cost of home sales in the consolidated statements of operations.

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
For the three and six months ended June 30, 2024, the Company incurred and capitalized interest of $21.6 million and $36.9 million, respectively. For the three and six months ended June 30, 2023, the Company incurred and capitalized interest of $11.3 million and $23.2 million, respectively. Previously capitalized interest included in cost of sales during the three and six months ended June 30, 2024 was $18.0 million and $28.6 million, respectively. Previously capitalized interest included in cost of sales during the three and six months ended June 30, 2023 was $7.3 million and $11.9 million, respectively. These amounts included interest from certain related party transactions, refer to Note 9 – Related Party Transactions for additional information.
 6.    Other Assets
As of June 30, 2024 and December 31, 2023, the Company had contract assets of $2.6 million and $6.0 million, respectively, related to lot sales and other revenue. The contract asset balance is included in other assets on the Company’s consolidated balance sheets and represents cash to be received for work already performed on lot sales and other contracts. The amount of the transaction price for lot sales and other contracts remaining to be recognized as revenue for performance obligations that were not fully satisfied as of June 30, 2024 and December 31, 2023 was $0.2 million and $1.1 million, respectively. As of June 30, 2024, the Company had no deferred revenue related to lot sales and other revenue included in accrued expenses and other liabilities in the Company’s consolidated balance sheets. As of December 31, 2023, the Company had $0.2 million deferred revenue related to lot sales and other revenue. The Company reduces these liabilities and recognizes revenue as development progresses and the related performance obligations are completed.
Landsea Homes Corp. | Q2 2024 Form 10-Q | 9

Landsea Homes Corporation
Notes to the Consolidated Financial Statements - (unaudited)
 7.     Notes and Other Debts Payable, net
Amounts outstanding under notes and other debts payable, net consist of the following:

	June 30, 2024	December 31, 2023
	(dollars in thousands)
11.0% Senior Notes due July 2028	$250,000	$250,000
8.875% Senior Notes due April 2029	300,000	—
Discount and deferred loan costs	(21,548)	(13,857)
Senior Notes, net	$528,452	$236,143

	June 30, 2024	December 31, 2023
	(dollars in thousands)
Line of credit facility	$231,000	$315,000
Deferred loan costs	(5,345)	(7,369)
Line of credit facility, net	$225,655	$307,631
In April 2024, the Company completed the sale to certain purchasers of $300.0 million of 8.875% senior notes (the “8.875% Senior Notes”, together with the 11.0% Senior Notes, the “Senior Notes”). The Company received the proceeds, net of fees, in April 2024. The 8.875% Senior Notes mature in April 2029.
In July 2023, the Company entered into a senior unsecured note (the “Note Purchase Agreement”). The Note Purchase Agreement provided for the private placement of $250.0 million aggregate principal amount of 11.0% senior notes (the “11.0% Senior Notes”). The Company received the proceeds, net of discount and fees, in July 2023. The 11.0% Senior Notes mature in July 2028.
In October 2021, the Company entered into a line of credit agreement which was amended in April 2024 (the “Amended Credit Agreement”). The Amended Credit Agreement provides for a senior unsecured borrowing of up to $455.0 million of which there was $231.0 million outstanding as of June 30, 2024. As part of the amendment, the Company wrote off $5.2 million of previously deferred financing costs associated with the line of credit facility prior to the amendment. This write-off is included in other (expense) income, net on the consolidated statements of operations. The Company may increase the borrowing capacity up to $850.0 million, under certain conditions. Funds available under the Amended Credit Agreement are subject to a borrowing base requirement which is calculated on specified percentages of our real estate inventories. The borrowings under the Amended Credit Agreement bear interest at a daily simple Secured Overnight Financing Rate (“SOFR”) rate, a term SOFR rate, or a base rate (in each case calculated in accordance with the Amended Credit Agreement), plus, in each case, an applicable margin. The applicable margin is adjusted by reference to a grid based on a leverage ratio calculated in accordance with the Amended Credit Agreement. As of June 30, 2024, the applicable margin was 2.85%. The Amended Credit Agreement matures in April 2027. As of June 30, 2024, the interest rate on the loan was 8.16%.
The Amended Credit Agreement and the Note Purchase Agreement contain certain restrictive financial covenants, such as requirements for the Company to maintain a minimum liquidity balance, minimum tangible net worth, and leverage and interest coverage ratios. The 8.875% Senior Notes do not contain financial covenants. As of June 30, 2024, the Company was in compliance with all financial covenants.
Our Senior Notes are not secured, however, the agreements governing the Senior Notes contain some restrictions on secured debt and other transactions. Our Senior Notes are fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by most of our homebuilding segment subsidiaries. The Senior Notes are redeemable in whole or in part at any time at our option, at prices that vary based upon the remaining original term of the Senior Notes to be redeemed.

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
Landsea Homes Corp. | Q2 2024 Form 10-Q | 10

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
Performance Obligations—In the ordinary course of business, and as part of the entitlement and development process, the Company’s subsidiaries are required to provide performance bonds to assure completion of certain public facilities. The Company had $124.4 million and $109.3 million of performance bonds outstanding as of June 30, 2024 and December 31, 2023, respectively.
Warranty—Estimated future direct warranty costs are accrued and charged to cost of sales in the period when the related homebuilding revenues are recognized. Changes in the Company’s warranty accrual are detailed in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(dollars in thousands)
Beginning warranty accrual	$49,101	$46,230	$48,949	$46,657
Warranty provision	2,535	1,263	4,271	2,174
Warranty payments	(2,374)	(1,266)	(3,958)	(2,604)
Ending warranty accrual	$49,262	$46,227	$49,262	$46,227
Operating Leases—The Company primarily enters into operating leases for the right to use office space, model homes, and computer and office equipment, which have remaining lease terms that range from less than 1 year up to 8 years and often include one or more options to renew. The weighted average remaining lease term as of June 30, 2024 and December 31, 2023 was 4.2 and 5.7 years, respectively. Renewal terms are included in the lease term when it is reasonably certain the option will be exercised.
During June 2024, the Company sold model homes which generated home sales revenue of $60.8 million and cost of sales of $57.9 million. The model homes were immediately leased back for terms ranging from 3 to 36 months. The Company determined that control of the model homes transferred to the buyer and, as a result, the transaction qualified as a sale. All of the leases from the transaction are accounted for as operating leases and the Company recorded right-of-use assets and lease liabilities of $12.5 million in the accompanying consolidated balance sheets.
The Company established a right-of-use asset and a lease liability based on the present value of future minimum lease payments at the commencement date of the lease, or, if subsequently modified, the date of modification for active leases. As the rate implicit in each lease is not readily determinable, the Company’s incremental borrowing rate is used in determining the present value of future minimum payments as of the commencement date. The weighted average rate as of June 30, 2024 and December 31, 2023 was 8.0% and 5.5%, respectively. Lease components and non-lease components are accounted for as a single lease component. As of June 30, 2024, the Company had $24.9 million and $26.0 million recognized as a right-of-use asset and lease liability, respectively, which are presented on the consolidated balance sheets within other assets and accrued expenses and other liabilities, respectively. As of December 31, 2023, the Company had $11.9 million and $13.1 million recognized as a right-of-use asset and lease liability, respectively.
Operating lease expense for the three and six months ended June 30, 2024 was $0.9 million and $1.6 million, respectively, and is included in general and administrative expenses on the consolidated statements of operations. Operating lease expense for the three and six months ended June 30, 2023 was $0.8 million and $1.9 million, respectively.
Landsea Homes Corp. | Q2 2024 Form 10-Q | 11

Landsea Homes Corporation
Notes to the Consolidated Financial Statements - (unaudited)
Future minimum payments under the noncancelable operating leases in effect at June 30, 2024 were as follows (dollars in thousands):

2024	$5,293
2025	8,862
2026	5,608
2027	3,456
2028	2,384
Thereafter	4,958
Total lease payments	30,561
Less: Discount	(4,546)
Present value of lease liabilities	$26,015
 9.    Related Party Transactions
The Company continues to pay for certain costs on behalf of Landsea Holdings Corporation (“Landsea Holdings”) which was previously the majority stockholder of the Company. The Company records a due from affiliate balance for all such payments. As of June 30, 2024 and December 31, 2023, the Company had a net receivable due from affiliates balance of $3.7 million and $3.5 million, respectively.
In March 2024, Landsea Holdings, the Company’s then-majority stockholder, completed a registered secondary offering of the Company’s common stock. The Company did not purchase any shares of common stock that were sold by Landsea Holdings in the offering. The Company paid costs, fees, and expenses for the offering of $0.6 million, and Landsea Holdings received all net proceeds from the sale. Landsea Holdings no longer owns greater than 50% of the Company’s common stock upon completion of the offering. As a result, the Company no longer qualifies as a “controlled company” under The Nasdaq Stock Market LLC listing standards.
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
In June 2022, Landsea Capital Fund, who is under common control with the Company, contributed $55.0 million to the LCF JV. The LCF JV, which is consolidated by the Company, used these proceeds to purchase undeveloped land from the Company. The Company distributed $7.4 million and $14.1 million to Landsea Capital Fund during the three and six months ended June 30, 2024, respectively. The Company distributed $0.9 million and $1.8 million to Landsea Capital Fund during the three and six months ended June 30, 2023, respectively. All intercompany transactions between the Company and the LCF JV have been eliminated upon consolidation.
In December 2021, the Company sold model homes to a related party for total consideration of $15.2 million. As part of this transaction, the Company leased back these models. The leases completed in April 2024. The total amount of rent payments made during the three and six months ended June 30, 2024 were less than $0.1 million and $0.2 million, respectively. The total amount of rent payments made during the three and six months ended June 30, 2023 were $0.2 million and $0.4 million, respectively. As the leases ended prior to June 30, 2024, we have no remaining right-of-use asset or lease liability balances associated with this transaction. As of December 31, 2023, we had right-of-use asset and lease liability balances of $0.5 million and $0.5 million, respectively.
In July 2021, the Company entered into a landbank agreement for a project in its California segment with a related party. The Company will make regular payments to the related party based on an annualized rate of 7% of the undeveloped land costs while the
Landsea Homes Corp. | Q2 2024 Form 10-Q | 12

Landsea Homes Corporation
Notes to the Consolidated Financial Statements - (unaudited)
land is developed and may purchase, at the Company’s discretion, the lots at a predetermined price of $28.9 million. The total amount of interest payments made during both the three and six months ended June 30, 2024 was less than $0.1 million. The total amount of interest payments made during the three and six months ended June 30, 2023 was $0.2 million and $0.4 million, respectively. During the three and six months ended June 30, 2024, payments of $4.0 million have been made to purchase the remaining land at the conclusion of the agreement as of June 30, 2024. During the three and six months ended June 30, 2023, payments of $3.0 million and $4.0 million, including fees, were made to purchase developed lots from the related party, respectively. Capitalized interest included in real estate inventories on the consolidated balance sheets associated with this transaction was $0.6 million and $1.0 million as of June 30, 2024 and December 31, 2023, respectively. Previously capitalized related party interest included in cost of sales during the three and six months ended June 30, 2024 was $0.3 million and $0.4 million, respectively. Previously capitalized related party interest included in cost of sales during the three and six months ended June 30, 2023 was $0.2 million and $0.4 million, respectively.
Landsea Holdings holds a series of notes payable to affiliated entities of its parent. The cash Landsea Holdings received from this debt was previously utilized to partially fund operations of the Company. Related party interest incurred by Landsea Holdings was historically pushed down to the Company and reflected on the consolidated balance sheets of the Company, primarily in real estate inventories, and on the consolidated statements of operations in cost of sales. Refer to Note 5 – Capitalized Interest for further detail. As the Company did not guarantee the notes payable nor have any obligations to repay the notes payable, and as the notes payable were not assigned to the Company, the notes payable do not represent a liability of the Company and accordingly have not been reflected in the consolidated balance sheets. Additionally, in connection with the Merger (as defined below), the Company is precluded from repaying Landsea Holdings’ notes payable to the affiliated entities of its parent. Therefore, beginning January 7, 2021, additional interest from these notes payable is no longer pushed down to the Company. Capitalized interest included in real estate inventories on the consolidated balance sheets associated with this transaction was $0.3 million and $0.4 million as of June 30, 2024 and December 31, 2023, respectively. Previously capitalized related party interest included in cost of sales during both the three and six months ended June 30, 2024 was $0.1 million. Previously capitalized related party interest included in cost of sales during the three and six months ended June 30, 2023 was $0.5 million and $1.3 million, respectively.
 10.    Income Taxes
Income taxes for the three and six months ended June 30, 2024 was $1.4 million and $1.3 million, respectively. Income taxes for the three and six months ended June 30, 2023 was $1.6 million and $3.3 million, respectively. The effective tax rate for the three and six months ended June 30, 2024 was 29.8% and 25.2% compared to a provision of 21.8% and 24.6% for the three and six months ended June 30, 2023. The difference between the statutory tax rate and the effective tax rate for the three and six months ended June 30, 2024 is primarily related to state income taxes net of federal income tax benefits and estimated deduction limitations for executive compensation under Section 162(m), partially offset by tax credits for energy-efficient homes and excess tax benefits on share-based compensation. The difference between the statutory tax rate and the effective tax rate for the three and six months ended June 30, 2023 is primarily related to state income taxes net of federal income tax benefits and estimated deduction limitations for executive compensation under Section 162(m), partially offset by tax credits for energy-efficient homes.
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
Landsea Homes Corp. | Q2 2024 Form 10-Q | 13

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
The following table summarizes total revenue and pretax income by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(dollars in thousands)
Revenue
Arizona	$108,170	$72,103	$187,655	$145,692
California	134,211	99,516	266,105	166,774
Colorado	10,201	—	19,055	—
Florida	131,052	121,625	204,112	216,682
Metro New York	4,475	—	4,475	1,649
Texas	43,034	—	43,782	4,187
Total revenues	$431,143	$293,244	$725,184	$534,984

Pretax income (loss)
Arizona	$4,354	$(610)	$4,833	$(427)
California	10,997	4,452	19,208	7,389
Colorado	(928)	—	(2,080)	—
Florida	6,059	11,388	5,824	19,615
Metro New York	(1,758)	(298)	(2,249)	(901)
Texas	(2,802)	(1,441)	(4,738)	(2,761)
Corporate	(11,317)	(5,985)	(15,489)	(9,669)
Total pretax income	$4,605	$7,506	$5,309	$13,246
Landsea Homes Corp. | Q2 2024 Form 10-Q | 14

Landsea Homes Corporation
Notes to the Consolidated Financial Statements - (unaudited)
The following table summarizes total assets by segment:

	June 30, 2024	December 31, 2023
	(dollars in thousands)
Assets
Arizona	$329,895	$336,424
California	449,541	479,218
Colorado	35,464	27,240
Florida	430,071	425,154
Metro New York	39,692	42,047
Texas	357,264	60,255
Corporate	100,983	100,894
Total assets	$1,742,910	$1,471,232
Included in the Corporate segment assets is cash and cash equivalents of $65.2 million and $65.2 million as of June 30, 2024 and December 31, 2023, respectively.
As of June 30, 2024 goodwill of $83.7 million, $47.9 million and $20.7 million was allocated to the Texas, Florida, and Arizona segments, respectively. As of December 31, 2023, goodwill of $47.9 million and $20.7 million was allocated to the Florida and Arizona segments, respectively.
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
The following table presents carrying values and estimated fair values of financial instruments:

		June 30, 2024		December 31, 2023
	Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
		(dollars in thousands)
Liabilities:
Line of credit facility (1)	Level 2	$231,000	$231,000	$315,000	$315,000
11.0% Senior Notes	Level 2	$250,000	$261,250	$250,000	$257,500
8.875% Senior Notes	Level 2	$300,000	$295,875	$—	$—
(1)     Carrying amount approximates fair value due to the variable interest rate terms of this loan. Carrying value excludes any associated deferred loan costs.
The carrying values of receivables, deposits, and other assets as well as accounts payable and accrued liabilities approximate the fair value for these financial instruments based upon an evaluation of the underlying characteristics, market data, and because of
Landsea Homes Corp. | Q2 2024 Form 10-Q | 15

Landsea Homes Corporation
Notes to the Consolidated Financial Statements - (unaudited)
the short period of time between origination of the instruments and their expected realization. The fair value of cash and cash equivalents is classified in Level 1 of the fair value hierarchy.
Non-financial assets such as real estate inventories and goodwill are measured at fair value on a non-recurring basis using a discounted cash flow approach with Level 3 inputs within the fair value hierarchy. This measurement is performed when events and circumstances indicate the asset’s carrying value is not fully recoverable. During the three and six months ended June 30, 2024, the Company did not recognize any impairments on real estate inventories or goodwill. During the three and six months ended June 30, 2023, it was determined that real estate inventories with a carrying value of $24.1 million within one community in the California segment was not expected to be fully recoverable. Accordingly, a real estate inventories impairment charge was recognized in the amount of $4.7 million to reflect the estimated fair value of the community of $19.4 million. Refer to Note 4 – Real Estate Inventories for additional information.
 13. Stock-Based Compensation
The following table presents a summary of the Company’s nonvested performance share units (“PSUs”) and restricted stock units (“RSUs”) for the six months ended June 30, 2024:

	Awards	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested, at December 31, 2023	1,488	$8.74
Granted	485	8.34
Vested	(274)	9.33
Forfeited	(39)	9.44
Nonvested, at June 30, 2024	1,660	$8.51
The following table presents a summary of the Company’s stock options activity for the six months ended June 30, 2024:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Options outstanding at December 31, 2023	684	$8.08
Granted	303	12.44
Exercised	(101)	8.36
Forfeited	(83)	10.00
Options outstanding at June 30, 2024	803	$9.49	8.35	$605
Options exercisable at June 30, 2024	286	$8.39	7.24	$228
Stock-based compensation expense totaled $0.9 million and $1.5 million during the three and six months ended June 30, 2024, respectively, and is included in general and administrative expenses on the consolidated statements of operations. For the three and six months ended June 30, 2023, stock-based compensation expense totaled $1.7 million and $1.4 million, respectively. Net stock-based compensation activity during the three months ended March 31, 2023 resulted in a reduction to expense due to the forfeiture of certain options as well as the revised estimates on the expected PSU achievement.
Landsea Homes Corp. | Q2 2024 Form 10-Q | 16

Landsea Homes Corporation
Notes to the Consolidated Financial Statements - (unaudited)
The following table presents a summary of the Company’s outstanding RSUs and PSUs, assuming the current estimated level of performance achievement:

June 30, 2024
(in thousands, except period)
Unvested units	1,660
Remaining cost on unvested units	$3,130
Remaining vesting period	2.91 years
Stock-based compensation expense associated with the outstanding RSUs and PSUs is measured using the grant date fair value which is based on the closing price as of the grant date. The expense associated with the PSUs also incorporates the estimated achievement of the established performance criteria at the end of each reporting period until the performance period ends.
 14. Stockholders’ Equity
The Company’s authorized capital stock consists of 500.0 million shares of common stock with a par value of $0.0001 per share, and 50.0 million shares of preferred stock with a par value of $0.0001 per share. As of June 30, 2024, there were 41.7 million shares of common stock issued and 36.3 million outstanding, and no shares of preferred stock issued or outstanding. All outstanding shares of common stock are validly issued, fully paid and nonassessable.
Stock Repurchases
In March 2023, the Board of Directors authorized a stock repurchase program allowing for the repurchase of up to $10.0 million worth of common stock, with an expiration of December 31, 2023. In July 2023, the Board of Directors authorized additional capacity of approximately $3.3 million, with an expiration date of December 31, 2023, and an additional $10.0 million with no stated expiration date. In October 2023, the Board of Directors authorized additional capacity of $20.0 million with no stated expiration date. No additional stock repurchase authorizations occurred during the six months ended June 30, 2024.
During the six months ended June 30, 2024, the Company repurchased 534,436 shares of common stock for a total of $6.4 million, excluding commissions, which was recorded as a reduction to additional paid-in capital. During the three months ended June 30, 2024, the Company did not repurchase any shares of common stock. As of June 30, 2024, the Company had approximately $2.5 million in remaining capacity from previous authorizations. During the three and six months ended June 30, 2023, the Company repurchased 968,869 shares of common stock for a total of $7.5 million, excluding commissions, which was recorded as a reduction to additional paid-in capital. A portion of these shares were repurchased directly from the Company’s majority shareholder at the time. Refer to Note 9 – Related Party Transactions for additional information.
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
Landsea Homes Corp. | Q2 2024 Form 10-Q | 17

Landsea Homes Corporation
Notes to the Consolidated Financial Statements - (unaudited)
Warrants
As of June 30, 2024, there were 15,525,000 outstanding warrants consisting entirely of public warrants (the “Warrants”). At the time of the Merger, the Warrant Agreement was amended so that each public warrant is exercisable at $1.15 for one tenth of a share of common stock. As part of the amendment, each holder of the public warrants received $1.85 per warrant for a total of $28.7 million paid by the Company upon closing of the Merger. The Warrants will expire five years after the completion of the Merger or earlier upon redemption or liquidation.
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
 15. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(dollars in thousands, except share and per share amounts)
Numerator
Net income attributable to common stockholders	$2,885	$4,947	$3,075	$8,165

Denominator
Weighted average common shares outstanding - basic	36,199,850	39,891,982	36,239,765	39,944,549
Dilutive effect of warrants	—	—	12,575	—
Dilutive effect of options	77,029	—	114,851	—
Dilutive effect of share-based awards	92,948	79,749	191,671	115,182
Weighted average common shares outstanding - diluted	36,369,827	39,971,731	36,558,862	40,059,731

Earnings per share
Basic	$0.08	$0.12	$0.08	$0.20
Diluted	$0.08	$0.12	$0.08	$0.20
The Company excluded 1.8 million and 0.2 million common stock equivalents from diluted EPS related to antidilutive equity instruments during the three and six months ended June 30, 2024, respectively. For the three months ended June 30, 2024, the antidilutive effect is primarily attributable to the warrants. During the three-month period, the average stock price of the Company was below the strike price of the warrants, whereas during the six months ended June 30, 2024, the average stock price exceeded the warrants’ strike price. The Company excluded 2.5 million and 2.2 million common stock equivalents from diluted EPS related to antidilutive equity instruments during the three and six months ended June 30, 2023, respectively.
Landsea Homes Corp. | Q2 2024 Form 10-Q | 18

Landsea Homes Corporation
Notes to the Consolidated Financial Statements - (unaudited)
 16.    Supplemental Disclosures of Cash Flow Information
The following table presents certain supplemental cash flow information:

	Six Months Ended June 30,
	2024	2023
	(dollars in thousands)
Supplemental disclosures of cash flow information
Interest paid, net of amounts capitalized	$—	$—
Income taxes paid	$7,600	$6,691

Supplemental disclosures of non-cash investing and financing activities
Change in right-of-use assets for new, modified, or terminated operating leases	$14,296	$338
Conversion of deferred offering costs to debt issuance costs	$5,140	$—
Landsea Homes Corp. | Q2 2024 Form 10-Q | 19

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with and is qualified in its entirety by the consolidated financial statements and notes thereto included elsewhere in this document. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements. Factors that may cause such a difference include, but are not limited to, those discussed in the section entitled “Risk Factors” of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on February 29, 2024. This section discusses certain items in the three and six months ended June 30, 2024 and 2023 and year-to-year comparisons between those periods. References to “we”, “Landsea Homes”, the “Company”, “us”, or “our” refer to Landsea Homes Corporation.
Landsea Homes Corp. | Q2 2024 Form 10-Q | 20

Consolidated Financial Data

The following table summarizes our unaudited results of operations for the six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(dollars in thousands, except per share amounts)		(dollars in thousands, except per share amounts)
Revenue
Home sales	$418,182	$291,512	$710,774	$532,137
Lot sales and other	12,961	1,732	14,410	2,847
Total revenues	431,143	293,244	725,184	534,984

Cost of sales
Home sales	355,736	240,835	604,633	437,889
Lot sales and other	11,231	1,748	12,914	2,461
Total cost of sales	366,967	242,583	617,547	440,350

Gross margin
Home sales	62,446	50,677	106,141	94,248
Lot sales and other	1,730	(16)	1,496	386
Total gross margin	64,176	50,661	107,637	94,634

Sales and marketing expenses	24,663	18,334	43,151	34,742
General and administrative expenses	29,555	25,980	55,637	48,760
Total operating expenses	54,218	44,314	98,788	83,502

Income from operations	9,958	6,347	8,849	11,132

Other (expense) income, net	(5,353)	1,159	(3,540)	2,114
Pretax income	4,605	7,506	5,309	13,246

Provision for income taxes	1,370	1,640	1,340	3,257

Net income	3,235	5,866	3,969	9,989
Net income attributable to noncontrolling interests	350	919	894	1,824
Net income attributable to Landsea Homes Corporation	$2,885	$4,947	$3,075	$8,165

Income per share:
Basic	$0.08	$0.12	$0.08	$0.20
Diluted	$0.08	$0.12	$0.08	$0.20

Weighted average common shares outstanding:
Basic	36,199,850	39,891,982	36,239,765	39,944,549
Diluted	36,369,827	39,971,731	36,558,862	40,059,731
Landsea Homes Corp. | Q2 2024 Form 10-Q | 21

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

In April 2024, the Company completed the acquisition of Antares Acquisition, LLC (“Antares”), a Dallas Fort Worth based homebuilder, for approximately $239.8 million (subject to certain customary post-closing adjustments) using a combination of cash on hand and borrowing under the Company’s existing credit facility, which included repayment of approximately $40.2 million of Antares’ debt. The Antares acquisition increased our presence in Texas with approximately 2,100 lots owned or controlled at the time of acquisition. We believe this acquisition fits with and continues to advance our overall business strategy by expanding into new and diverse markets.

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

We manage inventory challenges by partnering with suppliers that can dedicate their attention and products to us, leveraging operational forecasts to assist in making purchase orders with sufficient lead time, using standard size products that are interchangeable, and holding select products on hand to ensure availability. In recent periods we have focused on being strategic in the contracts we enter into and the vendors we use. Over the last few quarters, we have seen improvements in our cycle time from beginning construction on a home to final delivery to the homebuyer. We believe these steps will allow us to continue to shorten our construction cycle time. Costs of construction have generally increased over recent quarters at a moderate pace. Higher construction costs to build our homes are primarily being driven by increased land costs in the markets we operate in and financing costs driving by higher interest rates.

Sustained higher mortgage interest rates have amplified challenges to affordability for many potential homebuyers and put pressure on demand across the nation. While our absorption and cancellation rates have stabilized to a large extent as many homebuyers acclimated to a higher interest rate environment, continued inflation, and the potential for interest rates to remain high, continues to cause affordability concerns and market uncertainty. These concerns continue to cause challenges across the homebuilding industry during the first half of 2024. Although we expect mortgage interest rates to begin decreasing later in 2024, there can be no assurance as to the timing and magnitude of future federal funds rate changes by the Federal Reserve. These rate changes ultimately drive mortgage interest rates and can significantly influence our absorption and cancellation rates. Even as rates show signs of easing, some homebuyers, anticipating further decreases in rates, may continue to delay purchasing a home. In light of these expectations, we are focusing our sales and marketing efforts on addressing affordability through a commitment to lower fixed interest rate incentive programs as well as providing purchase incentives, subject to managing our inventory levels in the market. We manage certain nationwide marketing programs, however incentives are specifically tailored to the circumstances of each community. We regularly perform stress tests on our backlog to identify homebuyers that are most likely to cancel their sales contracts, without intervention, due to higher costs from rising interest rates.

During 2024, we launched our exclusive financial services, Landsea Elements, which provides end-to-end support for our homebuyers through our existing services, Landsea Mortgage and Landsea Title, along with our newest offering, Landsea Insurance Agency. Through a licensing agreement, we partner with NFM Lending as a preferred lender to provide mortgage services under the name Landsea Mortgage. In connection with this arrangement, we have focused many of our incentives on mortgage interest rates and assisting homebuyers with buydowns on their home loans. This focus has helped achieve certain goals related to sales pace and
Landsea Homes Corp. | Q2 2024 Form 10-Q | 22

absorption, but these additional discounts and incentives have lowered revenue and gross margins. We continue to monitor the credit worthiness of our homebuyers with NFM Lending with the objective of converting as many of our sales as possible into successful home deliveries. In addition to Landsea Mortgage, we offer title and insurance services through Landsea Title and Landsea Insurance Agency, respectively. Together we believe these offerings, bundled under the umbrella of Landsea Elements, provide significant value to potential homebuyers in facilitating the home buying process and additional opportunities for us to generate positive returns while managing and converting sales to deliveries with additional insights throughout the home buying process.

In March 2024, Landsea Holdings Corporation (“Landsea Holdings”), the Company’s then-majority stockholder, completed an underwritten secondary offering of approximately 2.8 million shares of the Company’s common stock. The Company did not receive any proceeds from the sale of shares by Landsea Holdings. The Company paid costs, fees, and expenses for the offering of $0.6 million. Immediately following completion of such sale by Landsea Holdings, the aggregate beneficial ownership of Landsea Holdings fell below 50% of our outstanding shares of common stock. As a result, we no longer qualify as a “controlled company” under The Nasdaq Stock Market LLC listing standards.

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

Summary Results of Operations

For the six months ended June 30, 2024, home sales revenue increased 34% to $710.8 million from $532.1 million and home deliveries increased 25% to 1,265 units from 1,011 units, in each case as compared to the same period in the prior year. The increase in home sales revenue and home deliveries year-over-year is primarily the result of improvements in our California and Arizona segments as well as the addition of Antares in our Texas segment and Richfield to begin our Colorado segment. The results were also impacted by the sale of model homes which we immediately leased back. The model home sales generated $60.8 million and $57.9 million in home sales revenue and cost of sales, respectively. These improvements were partially offset by challenges to affordability across all of our operating segments as mortgage interest rates remain high and more incentives are required to sustain demand. In total, net income for the six months ended June 30, 2024 was $4.0 million compared to $10.0 million in the corresponding prior year period.

We remain focused on growth and view our ability to maintain optimal leverage ratios as a key factor in obtaining the financing required in order to expand. While we have grown organically and through acquisitions in recent years, we have been able to act on our strategy and be opportunistic about acquisitions and other growth opportunities. Our debt to capital ratio increased to 52.8%
Landsea Homes Corp. | Q2 2024 Form 10-Q | 23

as of June 30, 2024 following the acquisition of Antares compared to 44.1% as of December 31, 2023. Our net debt to total capital ratio (a non-GAAP financial measure; see below for the definition and reconciliation to the most directly comparable GAAP measure) increased to 45.4% as of June 30, 2024 compared to 30.4% as of December 31, 2023. We believe the continued strength of our balance sheet and operating platform position us well to continue to execute our growth strategy and are focused on reducing our leverage ratios over time.

We anticipate the homebuilding markets in each of our operating segments to be tied to both the local economy and the macro-economic environment. Accordingly, net orders, home deliveries, and average selling price (“ASP”) can be negatively affected by economic conditions, such as rising interest rates, decreases in employment and median household incomes, as well as decreases in household formations and increasing supply of inventories. Shortages in labor or materials can also significantly increase costs, reduce gross margins, and lower our overall profitability. During the six months ended June 30, 2024 we observed improved absorption rates in all markets, except California, compared to the same period in the prior year, primarily due to successful sales promotions that have helped generate sales, partially offset by continued high mortgage interest rates and concerns about home affordability. In California, with limited exceptions, our current product offerings are at a slightly higher price point than the comparable period in the prior year and therefore a lower absorption is to be expected. Mortgage interest rates continue to be a primary concern for homebuyers and while we continue to see stabilization in most markets, homebuyers continue to be sensitive to mortgage interest rate increases. Our results have been impacted, and could be further impacted, by continued challenges in home affordability as a result of price appreciation, increases in mortgage interest rates, or tightening of mortgage lending standards.

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

	Three Months Ended June 30,
	2024				2023				% Change
	Homes	Dollar Value	ASP	Monthly Absorption Rate	Homes	Dollar Value	ASP	Monthly Absorption Rate	Homes	Dollar Value	ASP	Monthly Absorption Rate
	(dollars in thousands)
Arizona	219	$100,448	$459	3.5	186	$79,263	$426	3.6	18%	27%	8%	(3%)
California	128	102,158	798	4.4	216	181,466	840	5.9	(41%)	(44%)	(5)%	(25%)
Colorado	34	14,920	439	3.8	—	—	N/A	—	N/A	N/A	N/A	N/A
Florida	286	133,078	465	3.2	163	63,686	391	1.9	75%	109%	19%	68%
Metro New York	—	—	N/A	N/A	—	—	N/A	—	N/A	N/A	N/A	N/A
Texas	93	39,146	421	1.5	—	—	N/A	—	N/A	N/A	N/A	N/A
Total	760	$389,750	$513	3.0	565	$324,415	$574	3.3	35%	20%	(11)%	(9%)

	Six Months Ended June 30,
	2024				2023				% Change
	Homes	Dollar Value	ASP	Monthly Absorption Rate	Homes	Dollar Value	ASP	Monthly Absorption Rate	Homes	Dollar Value	ASP	Monthly Absorption Rate
	(dollars in thousands)
Arizona	452	$203,963	$451	3.6	338	$142,008	$420	3.4	34%	44%	7%	6%
California	235	210,483	896	4.0	380	317,693	836	5.3	(38%)	(34%)	7%	(25%)
Colorado	57	25,791	452	3.8	—	—	N/A	N/A	N/A	N/A	N/A	N/A
Florida	522	242,611	465	3.0	341	143,024	419	2.0	53%	70%	11%	50%
Metro New York	1	4,475	4,475	N/A	—	—	N/A	N/A	N/A	N/A	N/A	N/A
Texas	105	43,841	418	1.6	4	4,194	1,049	1.3	2525%	945%	(60)%	23%
Total	1,372	$731,164	$533	3.1	1,063	$606,919	$571	3.1	29%	20%	(7)%	—%

Landsea Homes Corp. | Q2 2024 Form 10-Q | 24

In the Arizona segment, for both the three and six months ended June 30, 2024, we experienced improvements across most of the metrics outlined above compared to the prior year period. We believe this was due to the continued use of sales programs throughout a challenging environment for affordability. Interest rates had a significant impact on our Arizona segment during the three and six months ended June 30, 2023, and resulted in lower net orders at that time. Although interest rates continue to be high, we have seen the market partially stabilize around those higher rates and expectations. While we continue to use targeted incentives, ASP increased and we experienced a significant amount of business during the period, resulting in a significant increase in net new orders. Even though these metrics improved during the three and six months ended June 30, 2024, the continued higher inflationary and interest rate environment may continue to present challenges to our business throughout all of our segments.

In the California segment, the decrease in net new orders’ count and dollar value for both the three six months ended June 30, 2024, compared to the corresponding prior period was primarily due to community turnover along with continued challenges from the current interest rate environment. We are in the process of transitioning from some of our larger projects to new projects which are just beginning to sell. These communities have varied price points. In the months leading up to the three months ended June 30, 2024, we substantially sold out three older communities which provided a significant number of orders and dollar value during the comparable period. Additionally, during the first three months of 2024, we had primarily been selling homes in communities with higher price points while one of the new communities we opened during the three months ended June 30, 2024, has a sales price at a more attainable price point for the local market and we saw significant sales in that community. This change in product mix for the period contributed to the decrease in our overall ASP. Like other markets, California continues to see challenges from higher interest rates and there is still uncertainty about the long-term trends as consumers continue evaluating prices and overall payments in the current environment.

Our operations in our Colorado segment began in October 2023 with the acquisition of the assets of Richfield. During the three and six months ended June 30, 2024, the Colorado segment had 34 and 57 net new home orders with ASPs of $0.4 million and $0.5 million, respectively.

Our Florida segment has shown improvement across all net new home order metrics for both the three and six months ended June 30, 2024, compared to the corresponding prior period. Additional incentives continue to be key for this segment in selling homes at our desired pace. While this has kept ASPs from rising even higher, we were able to drive more net new orders at a quicker pace. We continue to strive for the right balance between incentives and sales pace and are seeing the greater absorption that we have been striving for in the market. As with our other segments, buyers are still sensitive to interest rate increases which may continue to present additional challenges as higher interest rates continue to remain in place.

The Metro New York segment has one community, with only one residential unit and a retail space remaining to sell and deliver as of June 30, 2024.

During the three and six months ended June 30, 2024, our Texas segment began integrating the operations of Antares following the acquisition in April 2024. This led to an increase in net new home orders, dollar value, and absorption compared to the comparable prior periods. We expect new orders to rise throughout the year as we continue to expand our footprint in Texas and build our reputation in the areas where our communities are located.

Landsea Homes Corp. | Q2 2024 Form 10-Q | 25

Average Selling Communities

Average selling communities is the sum of communities actively selling homes each month, divided by the total months in the calculation period.

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
Arizona	20.7	17.0	22%	21.0	16.5	27%
California	9.7	12.3	(21%)	9.7	12.0	(19%)
Colorado	3.0	—	N/A	2.5	—	N/A
Florida	29.6	28.0	6%	29.4	28.8	2%
Metro New York	—	—	N/A	—	—	N/A
Texas	21.0	—	N/A	10.7	0.5	2,040%
Total	84.0	57.3	47%	73.3	57.8	27%

Home Deliveries and Home Sales Revenue

The changes in home sales revenue are the result of changes in the number of homes delivered and the ASP of those delivered homes. Commentary on significant changes for each of the segments in these metrics is provided below.

	Three Months Ended June 30,
	2024			2023			% Change
	Homes	Dollar Value	ASP	Homes	Dollar Value	ASP	Homes	Dollar Value	ASP
	(dollars in thousands)
Arizona	213	$96,251	$452	160	$70,590	$441	33%	36%	2%
California	139	134,211	966	115	99,516	865	21%	35%	12%
Colorado	24	10,201	425	—	—	N/A	N/A	N/A	N/A
Florida	285	130,010	456	264	121,406	460	8%	7%	(1)%
Metro New York	1	4,475	4,475	—	—	N/A	N/A	N/A	N/A
Texas	98	43,034	439	—	—	N/A	N/A	N/A	N/A
Total	760	$418,182	$550	539	$291,512	$541	41%	43%	2%

	Six Months Ended June 30,
	2024			2023			% Change
	Homes	Dollar Value	ASP	Homes	Dollar Value	ASP	Homes	Dollar Value	ASP
	(dollars in thousands)
Arizona	396	$174,992	$442	330	$143,124	$434	20%	22%	2%
California	285	266,105	934	200	166,774	834	43%	60%	12%
Colorado	41	19,055	465	—	—	N/A	N/A	N/A	N/A
Florida	442	202,365	458	476	216,396	455	(7)%	(6)%	1%
Metro New York	1	4,475	4,475	1	1,649	1,649	—%	171%	171%
Texas	100	43,782	438	4	4,194	1,049	2400%	944%	(58)%
Total	1,265	$710,774	$562	1,011	$532,137	$526	25%	34%	7%

Our Arizona segment delivered more homes at higher price points during both the three and six months ended June 30, 2024 compared to the corresponding prior periods. The increase in home deliveries, revenue, and ASP was primarily the result of increased new home orders in recent quarters with higher price points. We have also seen some stabilization in incentives needed to deliver homes during the three and six months ended June 30, 2024 compared to the corresponding prior periods, however market uncertainty remains and future deliveries may require additional incentives until interest rates improve further.

Landsea Homes Corp. | Q2 2024 Form 10-Q | 26

Our California segment delivered more homes at higher price points during both the three and six months ended June 30, 2024 compared to the corresponding prior periods. The increase in home deliveries, revenue, and ASP during the three and six months ended June 30, 2024, was driven primarily by new communities at which we are closing homes mostly with slightly higher price points. We delivered these homes with fewer incentives than were required in the comparable prior periods, however market uncertainty remains and future deliveries may require additional incentives until interest rates improve further.

We began operations in the Colorado segment in October 2023 following the acquisition of the assets of Richfield. For the three and six months ended June 30, 2024, the Colorado segment delivered 24 and 41 homes and generated $10.2 million and $19.1 million in home sales revenue, respectively.

Our Florida segment delivered fewer homes during the six months ended June 30, 2024 compared to the same period in the prior year, however we saw improvement during the three months ended June 30, 2024 compared to the prior year. The decrease during the first quarter of 2024 was the result of fewer net new orders in prior periods as customers grappled with higher mortgage interest rates. As noted above, net new orders have risen as a result of additional sales programs we have implemented and continued incentives. Those greater sales are beginning to bolster deliveries in the current quarter and we expect that momentum to continue in the near term. Similar to our other segments, market uncertainty and concerns of affordability remain and could impact future results further.

The Metro New York segment has one community and delivered one of its final two residential units during the three and six months ended June 30, 2024. The segment has only one more residential unit and a retail space remaining to deliver as of June 30, 2024.

During the three and six months ended June 30, 2024, our Texas segment began integrating the operations of Antares following the acquisition in April 2024. This led to an increase in net new home orders and dollar value compared to the comparable prior periods. We expect new orders to rise throughout the year as we continue to expand our footprint in Texas and build our reputation in the areas where our communities are located.
Home Sales Gross Margins

Home sales gross margin measures the price achieved on delivered homes compared to the costs incurred to build the home. In the following table, we calculate gross margins adjusting for interest in cost of sales, real estate inventories impairment, and purchase price accounting for acquired work in process inventory. We believe the below information is meaningful as it isolates the impact that indebtedness, real estate inventories impairment, and acquisitions have on the gross margins and allows for comparability
Landsea Homes Corp. | Q2 2024 Form 10-Q | 27

to previous periods and competitors. See Note 2 – Business Combination and Asset Acquisition within the accompanying notes to the consolidated financial statements for additional discussion regarding acquired work in process inventory.

	Three Months Ended June 30,
	2024	%	2023	%
	(dollars in thousands)
Home sales revenue	$418,182	100.0%	$291,512	100.0%
Cost of home sales	355,736	85.1%	240,835	82.6%
Home sales gross margin	62,446	14.9%	50,677	17.4%
Add: Interest in cost of home sales	17,074	4.1%	7,276	2.5%
Add: Real estate inventories impairment	—	—%	4,700	1.6%
Adjusted home sales gross margin excluding interest and real estate inventories impairment (1)	79,520	19.0%	62,653	21.5%
Add: Purchase price accounting for acquired inventory	8,619	2.1%	5,710	2.0%
Adjusted home sales gross margin excluding interest, real estate inventories impairment, and purchase price accounting for acquired inventory (1)	$88,139	21.1%	$68,363	23.5%

	Six Months Ended June 30,
	2024	%	2023	%
	(dollars in thousands)
Home sales revenue	$710,774	100.0%	$532,137	100.0%
Cost of home sales	604,633	85.1%	437,889	82.3%
Home sales gross margin	106,141	14.9%	94,248	17.7%
Add: Interest in cost of home sales	27,631	3.9%	11,818	2.2%
Add: Real estate inventories impairment	—	—%	4,700	0.9%
Adjusted home sales gross margin excluding interest and real estate inventories impairment (1)	133,772	18.8%	110,766	20.8%
Add: Purchase price accounting for acquired inventory	11,075	1.6%	10,195	1.9%
Adjusted home sales gross margin excluding interest, real estate inventories impairment, and purchase price accounting for acquired inventory (1)	$144,847	20.4%	$120,961	22.7%
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

Home sales gross margin decreased by 250 basis points and 280 basis points from the corresponding periods in 2023 to 14.9% for both the three and six months ended June 30, 2024. The decrease is primarily due to the need for continued sales discounts and incentives to drive sales and delivery activity in the current period as well as higher land costs and higher interest costs due to the rising interest rate environment. Adjusted home sales gross margin excluding interest, real estate inventories impairment, and purchase price accounting for acquired inventory decreased 240 basis points and 230 basis points to 21.1% and 20.4% for the three and six months ended June 30, 2024 compared to the corresponding period in 2023. Land costs increased and discounts and incentives remained an important part of our sales strategy for the three and six months ended June 30, 2024, compared to the prior year period. The incentives primarily related to mortgage interest rate buydowns on behalf of our home-buyers.

Landsea Homes Corp. | Q2 2024 Form 10-Q | 28

Backlog

Backlog reflects the number of homes, net of cancellations, for which we have entered into a sales contract with a customer but have not yet delivered the home.

	June 30, 2024			June 30, 2023			% Change
	Homes	Dollar Value	ASP	Homes	Dollar Value	ASP	Homes	Dollar Value	ASP
	(dollars in thousands)
Arizona	152	$70,404	$463	113	$48,871	$432	35%	44%	7%
California	111	102,548	924	259	229,365	886	(57)%	(55)%	4%
Colorado	30	14,276	476	—	—	N/A	N/A	N/A	N/A
Florida	326	168,730	518	350	177,525	507	(7)%	(5)%	2%
Metro New York	—	—	N/A	—	—	N/A	N/A	N/A	N/A
Texas	75	35,177	469	—	—	N/A	N/A	N/A	N/A
Total	694	$391,135	$564	722	$455,761	$631	(4)%	(14)%	(11)%
(1)     Backlog acquired in Texas at the date of the Antares acquisition was 70 homes with a value of $35,118 thousand.

The decrease in the number of backlog homes and value as of June 30, 2024 as compared to June 30, 2023 is primarily attributable to more of our buyers desiring quick move-in homes for certainty of delivery and certainty of payment. Therefore, we are converting our backlog at a faster rate in 2024 versus the same period in 2023. As our home deliveries have outpaced net new orders in California and, to a lesser extent, Florida, our backlog has decreased. In Arizona, we have seen demand generally stabilize compared to the corresponding period in the prior year. Our California segment’s current product offering skews towards fewer homes at higher price points with limited exceptions. The decrease in backlog is partially offset by backlog throughout the Dallas Fort Worth metropolitan area acquired as part of our acquisition of Antares. Overall, the current market environment remains uncertain and further challenges could persist.

Lot Sales and Other Revenue

Lot sales and other revenue and gross margin can vary significantly between reporting periods based on the number of lots under contract and the percentage of completion related to the development activities required as part of the lot sales and other contracts. For the three and six months ended June 30, 2024, we recognized $13.0 million and $14.4 million, respectively, of lot sales and other revenue in our Arizona and Florida segments related to the sale of lots and, in certain cases, the subsequent development of lots under contract. For the three and six months ended June 30, 2023, we recognized $1.7 million and $2.8 million, respectively, of lot sales and other revenue in our Arizona segment related to the subsequent development of lots sold in prior periods.

As of June 30, 2024 and December 31, 2023, we had contract assets of $2.6 million and $6.0 million, respectively, related to lot sales and other revenue. The contract asset balance is included in other assets on the Company’s consolidated balance sheets and represents cash to be received for work already performed on lot sale and other contracts. The amount of the transaction price for lot sales and other contracts allocated to performance obligations that were unsatisfied or partially unsatisfied, as of June 30, 2024 and December 31, 2023 was $0.2 million and $1.1 million, respectively.

As of June 30, 2024 the Company had no deferred revenue related to lot sales and other revenue included in accrued expenses and other liabilities in the Company’s consolidated balance sheets. As of December 31, 2023, the Company had $0.2 million deferred revenue related to lot sales and other revenue. We recognize these amounts as development progresses and the related performance obligations are completed.

Landsea Homes Corp. | Q2 2024 Form 10-Q | 29

Lots Owned or Controlled

The table below summarizes the lots owned or controlled by reportable segment as of the dates presented. Lots controlled includes lots where we have placed a deposit and have a signed purchase contract or rolling option contract.

	June 30, 2024			June 30, 2023
	Lots Owned	Lots Controlled	Total	Lots Owned	Lots Controlled	Total	% Change
Arizona	1,767	1,249	3,016	2,040	1,389	3,429	(12%)
California	586	1,128	1,714	574	1,708	2,282	(25%)
Colorado	175	573	748	—	—	—	N/A
Florida	1,680	1,507	3,187	2,366	1,687	4,053	(21%)
Metro New York	1	—	1	2	—	2	(50%)
Texas	1,138	2,553	3,691	38	1,204	1,242	197%
Total	5,347	7,010	12,357	5,020	5,988	11,008	12%

The total lots owned or controlled at June 30, 2024 increased 12% from June 30, 2023, primarily as a result of the Antares acquisition in April 2024. While we continue to deliver on owned homes and take possession of lots previously under contract, we are monitoring the market to appropriately manage future lot contracts relative to the current market. Our goal remains to maintain a strong balance sheet while entering into contracts for new lots when we are satisfied that the timing and metrics support our actions.

Results of Operations by Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Pretax income (loss)	(dollars in thousands)		(dollars in thousands)
Arizona	$4,354	$(610)	$4,833	$(427)
California	10,997	4,452	19,208	7,389
Colorado	(928)	—	(2,080)	—
Florida	6,059	11,388	5,824	19,615
Metro New York	(1,758)	(298)	(2,249)	(901)
Texas	(2,802)	(1,441)	(4,738)	(2,761)
Corporate	(11,317)	(5,985)	(15,489)	(9,669)
Total	$4,605	$7,506	$5,309	$13,246

Our Arizona segment recorded pretax income of $4.4 million and $4.8 million in the three and six months ended June 30, 2024 compared to pretax loss of $0.6 million and $0.4 million in the comparable period in 2023. The increase in pretax income during the current periods was primarily due to an increase in deliveries and home sales revenue despite the incentives required to continue to close homes at our desired pace as well as slightly lower sales, marketing, and general and administrative (“SG&A”) expenses as a percentage of home sales revenue during the current periods.

Our California segment recorded pretax income of $11.0 million and $19.2 million for the three and six months ended June 30, 2024 compared to pretax income of $4.5 million and $7.4 million in the comparable period in 2023. The increase in pretax income during the current periods was primarily due to a comparative increase in deliveries and home sales revenue as well as lower SG&A expenses as a percentage of home sales revenue compared to the corresponding periods in the prior year. This was partially offset by increased costs of home sales resulting in lower gross margins.

Colorado operations began in October 2023 with the acquisition of the assets of Richfield. Our Colorado segment recorded pretax loss of $0.9 million and $2.1 million for the three and six months ended June 30, 2024.

Our Florida segment recorded pretax income of $6.1 million and $5.8 million for the three and six months ended June 30, 2024 compared to pretax income of $11.4 million and $19.6 million in the comparable period in 2023. As noted above, slower net new orders during much of 2023 driven primarily by rising mortgage interest rates resulted in lower deliveries in the six months ended June
Landsea Homes Corp. | Q2 2024 Form 10-Q | 30

30, 2024. While deliveries increased during the three months ended June 30, 2024, compared to the prior period, lower gross margins driven primarily by the need for incentives as well as higher SG&A expenses as a percentage of home sales revenue compared to the corresponding periods in the prior year have suppressed the segment’s net income. Increased incentives and marketing efforts have been effective in increasing net new orders and we expect to see those deliveries and increased revenue reflected in upcoming quarters. Higher inflation and mortgage interest rates may still present challenges in the near future.

The Metro New York segment recorded a pretax loss of $1.8 million and $2.2 million for the three and six months ended June 30, 2024 compared to pretax loss of $0.3 million and $0.9 million in the comparable period in 2023. We continue to wind up the sales and deliveries activities in this segment.

Our Texas segment recorded pretax loss of $2.8 million and $4.7 million for the three and six months ended June 30, 2024 compared to pretax loss of $1.4 million and $2.8 million in the comparable period in 2023. During the three and six months ended June 30, 2024, our Texas segment began integrating the operations of Antares following the acquisition in April 2024, which led to incremental costs from Antares’ operations. Additionally, gross margins at Texas are subject to the effects of purchase price accounting adjustments which increased the book value of our real estate inventories at the time of acquisition and result in lower gross margins for a period of time until the acquired inventories are delivered.

We have also identified our Corporate operations as a non-operating segment, as it serves to support the business’s operations through functional departments such as executive, finance, treasury, human resources, accounting, and legal. The majority of the Corporate personnel and resources are dedicated to activities relating to the business’s operations and are allocated accordingly. The Corporate non-operating segment generated a larger pretax loss compared to the prior year period primarily due to transaction costs resulting from the Antares acquisition and the secondary offering in the first half of the year, debt costs related to the issuance of senior notes and the modification of our revolving credit facility including the write-off of previous deferred financing costs, as well as one-time severance costs during the three months ended June 30, 2024.

Sales, Marketing, and General and Administrative Expenses

	Three Months Ended June 30,		As a Percentage of Home Sales
	2024	2023	2024	2023
	(dollars in thousands)
Sales and marketing expenses	$24,663	$18,334	5.9%	6.3%
General and administrative expenses	29,555	25,980	7.1%	8.9%
Total sales, marketing, and G&A expenses	$54,218	$44,314	13.0%	15.2%

	Six Months Ended June 30,		As a Percentage of Home Sales
	2024	2023	2024	2023
	(dollars in thousands)
Sales and marketing expenses	$43,151	$34,742	6.1%	6.5%
General and administrative expenses	55,637	48,760	7.8%	9.2%
Total sales, marketing, and G&A expenses	$98,788	$83,502	13.9%	15.7%

For the three and six months ended June 30, 2024, sales and marketing expenses increased compared to the prior year period primarily due to the increasing volume of sales and deliveries and thus related commission costs as well as higher marketing and advertising costs in the current period. General and administrative (“G&A”) costs also increased due primarily to transaction costs associated with the Antares acquisition and one-time severance costs. Continuing compensation and other administrative costs grew as we brought on the additional employees related to the Antares acquisition.

The SG&A expense rate as a percentage of home sales revenue for the three and six months ended June 30, 2024 was 13.0% and 13.9%, a decrease of 2.2% and 1.8% from the prior year periods, respectively. The SG&A expense rate decreased primarily due to higher deliveries and home sales revenue in the current periods compared to the corresponding period in the prior year. This more than offset the increases in SG&A expenses discussed above. We expect to continue to be able to further leverage our G&A base, including wages, and reduce the percentage of SG&A compared to home sales revenue in future periods.

Landsea Homes Corp. | Q2 2024 Form 10-Q | 31

Other (expense) income, net

Other (expense) income, net for the three and six months ended June 30, 2024 is primarily the result of a $5.2 million write-off of previously deferred financing costs associated with the amendment of the revolving credit facility in April 2024.

Provision for Income Taxes

Income taxes for the three and six months ended June 30, 2024 were $1.4 million and $1.3 million, respectively. Income taxes for the three and six months ended June 30, 2023 was $1.6 million and $3.3 million, respectively. The effective tax rate for the three and six months ended June 30, 2024 was 29.8% and 25.2% compared to 21.8% and 24.6% for the three and six months ended June 30, 2023. The difference between the statutory tax rate and the effective tax rate for the three and six months ended June 30, 2024 was primarily related to state income taxes net of federal income tax benefits and estimated deduction limitations for executive compensation under Section 162(m), partially offset by tax credits for energy-efficient homes and excess tax benefits on share-based compensation. The difference between the statutory tax rate and the effective tax rate for the three and six months ended June 30, 2023, was primarily related to state income taxes net of federal income tax benefits and estimated deduction limitations for executive compensation under Section 162(m), partially offset by tax credits for energy-efficient homes.

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
Liquidity and Capital Resources
Overview
As of June 30, 2024, we had $106.2 million of cash, cash equivalents, and cash held in escrow, a $62.4 million decrease from December 31, 2023. The change was primarily due to the acquisition of Antares, net paydowns of our revolving credit facility, and ordinary business activities as cash from home deliveries was primarily reinvested to acquire and construct additional real estate inventories. This was partially offset by cash receipts from the issuance of $300 million of senior notes. See below for additional information on the new senior notes. Cash held in escrow represents closings happening immediately before quarter-end in which we received the funds from the title company subsequent to June 30, 2024.
Our principal sources of capital are cash generated from home and land sales activities, borrowings under our credit facility, and proceeds from the sale of senior notes. Principal uses of capital are land purchases, land development, home construction, repayments on the credit facility, the acquisition of other homebuilders, and the payment of routine liabilities.
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
Landsea Homes Corp. | Q2 2024 Form 10-Q | 32

goals, we may continue to purchase companies that strengthen our position in markets in a way that would not be possible with organic growth. As we continue to expand our business, we expect that our cash outlays for land purchases and development to increase our lot inventory may, at times, exceed our cash generated by operations.
We intend to utilize debt as part of our ongoing financial strategy, coupled with redeployment of cash flows from operations to finance our business. As of June 30, 2024, we had outstanding borrowings of $781.0 million in aggregate principal, excluding discount and deferred loan costs, and had $224.0 million in additional borrowing capacity under our credit facility. We will consider several factors when evaluating our level of indebtedness and when making decisions regarding the incurrence of new indebtedness, including the purchase price of assets to be acquired with debt financing, the market value of our assets and the ability of particular assets, and our business as a whole, to generate cash flow to cover the expected debt service. In addition, our Amended Credit Agreement and the agreements governing our Senior Notes (both as defined below) contain certain financial covenants, among other things, which limit the amount of leverage we can maintain, as well as minimum tangible net worth and liquidity requirements.
We believe that we will be able to fund our current and foreseeable liquidity needs with our cash on hand, cash generated from operations, and cash expected to be available from our credit facility or through accessing debt or equity capital as needed.

Line of Credit Facility
In October 2021, the Company entered into a line of credit agreement which was amended in April 2024 (the “Amended Credit Agreement”). The Amended Credit Agreement provides for a senior unsecured borrowing of up to $455.0 million of which there was $231.0 million outstanding as of June 30, 2024. As part of the amendment, the Company wrote off $5.2 million of previously deferred financing costs associated with the line of credit facility prior to the amendment. This write-off is included in other (expense) income, net on the consolidated statements of operations. The Company may increase the borrowing capacity up to $850.0 million, under certain conditions. Funds available under the Amended Credit Agreement are subject to a borrowing base requirement which is calculated on specified percentages of our real estate inventories. The Borrowings under the Amended Credit Agreement bear interest at a daily simple Secured Overnight Financing Rate (“SOFR”) rate, a term SOFR rate, or a base rate (in each case calculated in accordance with the Amended Credit Agreement), plus, in each case, an applicable margin. The applicable margin is adjusted by reference to a grid based on a leverage ratio calculated in accordance with the Amended Credit Agreement. As of June 30, 2024, the applicable margin was 2.85%. The Amended Credit Agreement matures in April 2027. The Amended Credit Agreement matures in April 2027. As of June 30, 2024, the interest rate on the loan was 8.16%.
Senior Notes
In July 2023, the Company entered into a senior unsecured note (the “Note Purchase Agreement”). The Note Purchase Agreement provided for the private placement of $250.0 million aggregate principal amount of 11.0% senior notes (the “11.0% Senior Notes”). The Company received the proceeds, net of discount and fees, in July 2023. The 11.0% Senior Notes mature in July 2028.
In April 2024, the Company completed the sale to certain purchasers of $300.0 million of 8.875% senior notes (the “8.875% Senior Notes”, together with the 11.0% Senior Notes, the “Senior Notes”).The Company received the proceeds, net of fees, in April 2024. The 8.875% Senior Notes mature in April 2029.
Our Senior Notes are not secured, however, the agreements governing the Senior Notes contain some restrictions on secured debt and other transactions. Our Senior Notes are fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by most of our homebuilding segment subsidiaries. The Senior Notes are redeemable in whole or in part at any time at our option, at prices that vary based upon the remaining original term of the Senior Notes to be redeemed.
Landsea Homes Corp. | Q2 2024 Form 10-Q | 33

Financial Covenants

The Amended Credit Agreement and the Note Purchase Agreement have certain financial covenants, including requirements for us to maintain a minimum liquidity balance, minimum tangible net worth as well as maximum leverage and interest coverage ratios. See the table below for the covenant calculations.

	June 30, 2024		December 31, 2023
Financial Covenants	Actual	Covenant Requirement	Actual	Covenant Requirement
	(dollars in thousands)		(dollars in thousands)
Minimum Liquidity Covenant (1)	$244,000	$50,000	$431,265	$50,000
Interest Coverage Ratio (2)	2.09	2.00	2.18	2.00
Tangible Net Worth (3)	$514,420	$399,987	$619,713	$410,578
Maximum Leverage Ratio (4)	56.5%	<60%	39.3%	<60%
(1)     Based on cash, cash held in escrow, and undrawn availability under the Amended Credit Agreement
(2)     Calculated as the trailing twelve months adjusted EBITDA divided by interest incurred over that same period.
(3)    Calculated as total assets, less goodwill and other intangible assets, less total liabilities.
(4)    Calculated as debt, net of certain cash amounts, divided by that same net debt balance plus tangible net worth.

The Amended Credit Agreement and agreements governing the Senior Notes also contain certain restrictive covenants, including limitations on incurrence of other indebtedness, liens, dividends and other distributions, asset dispositions, restricted payments, investments, and limitations on fundamental changes. They contain customary events of default for such facilities, subject to cure periods in certain circumstances, which would result in the termination of the commitments in the case of the Amended Credit Agreement and permit the lenders or holders, as applicable, to accelerate payment on outstanding amounts. These events of default include nonpayment of principal, interest, and fees or other amounts; breach of covenants, including those described above; inaccuracy of representations and warranties; cross default to certain other indebtedness; unpaid judgments; and certain bankruptcy and other insolvency events. As of June 30, 2024, we were in compliance with all covenants under each of our Amended Credit Agreement and the agreements governing the Senior Notes.

Letters of Credit and Performance Bonds

In the ordinary course of business, and as part of the entitlement and development process, the Company’s subsidiaries are required to provide performance bonds to assure completion of certain public facilities. The Company had $124.4 million and $109.3 million of performance bonds outstanding at June 30, 2024 and December 31, 2023, respectively.

Cash Flows—Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023

For the six months ended June 30, 2024 and 2023, the comparison of cash flows is as follows:

•Net cash provided by operating activities was $0.4 million during the six months ended June 30, 2024 compared to net cash used in operating activities of $11.4 million during the same period in 2023. The increase in net cash from operating activities was primarily due to an increase of $9.8 million in collections of cash held in escrow, compared to the prior period, as well as fewer payments on accounts payable and accrued expenses in the normal course of business resulting in $23.8 million more cash from operating activities. These cash movements were substantially offset by more cash being used in our real estate inventories construction and more cash used for other assets compared to the prior period. We used $12.6 million more for real estate inventories compared to the prior period. In addition, we used $5.7 million more for other assets during the six months ended June 30, 2024. Lower net income, adjusted for noncash operating components of net income, also decreased cash from operating activities by $3.6 million compared to the prior period.

•Net cash used in investing activities was $238.7 million during the six months ended June 30, 2024, and compared to $3.6 million during the same period in 2023. This difference was related to payments of $235.0 million, net of cash received, for our acquisition of Antares in April 2024, while we did not acquire any businesses in the prior period.

Landsea Homes Corp. | Q2 2024 Form 10-Q | 34

•Net cash provided by financing activities was $200.9 million during the six months ended June 30, 2024, compared to net cash used in financing activities of $34.5 million during the same period in 2023. The increase of cash received was primarily due to the issuance of $300.0 million worth of senior notes as well as proceeds of $16.5 million from other financing transactions. This was partially offset by more net repayments than the comparable period on the revolving credit facility of $59.7 million, cash distributions of $14.2 million to a partner which holds a noncontrolling interest in one of our consolidated joint ventures, and cash paid for debt issuance and modification costs of $8.4 million.
Option Contracts

In the ordinary course of business, we enter into land purchase contracts in order to procure lots for the construction of homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require a cash deposit, and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers and others as a method of acquiring land in staged takedowns, to help manage the financial and market risk associated with land holdings, and to reduce the use of funds from financing sources. Option contracts generally require payment of a non-refundable deposit for the right to acquire lots over a specified period of time at pre-determined prices. Our obligations with respect to purchase contracts and option contracts are generally limited to the forfeiture of the related non-refundable cash deposits. As of June 30, 2024, we had outstanding purchase and option contracts totaling $778.6 million, net of $117.6 million related cash deposits (of which $0.3 million is refundable) pertaining to these contracts. As of December 31, 2023, we had outstanding purchase and option contracts totaling $663.1 million, net of $96.2 million related cash deposits (of which $1.0 million was refundable) pertaining to these contracts.

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

Material Cash Requirements

As of June 30, 2024, there had been no material changes to our known contractual and other obligations appearing in the “Material Cash Requirements” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 29, 2024.
Stock Repurchases
In March 2023, the Board of Directors authorized a stock repurchase program allowing for the repurchase of up to $10.0 million worth of common stock, with an expiration of December 31, 2023. In July 2023, the Board of Directors authorized additional capacity of approximately $3.3 million, with an expiration date of December 31, 2023, and an additional $10.0 million with no stated expiration date. In October 2023, the Board of Directors authorized additional capacity of $20.0 million with no stated expiration date. No additional stock repurchase authorizations occurred during the three and six months ended June 30, 2024.
During the six months ended June 30, 2024, the Company repurchased 534,436 shares of common stock for a total of $6.4 million, excluding commissions, which was recorded as a reduction to additional paid-in capital. During the three months ended June 30, 2024, the Company did not repurchase any shares of common stock. As of June 30, 2024, the Company had approximately $2.5 million in remaining capacity from previous authorizations. During the three and six months ended June 30, 2023, the Company repurchased 968,869 shares of common stock for a total of $7.5 million, excluding commissions, which was recorded as a reduction to additional paid-in capital. A portion of these shares were repurchased directly from the Company’s majority shareholder at the time. Refer to Note 9 – Related Party Transactions for additional information.
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
Landsea Homes Corp. | Q2 2024 Form 10-Q | 35

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

See table below reconciling this non-GAAP measure to the ratio of debt to capital.

	June 30, 2024	December 31, 2023
	(dollars in thousands)
Total notes and other debts payable, net	$754,107	$543,774
Total equity	672,882	688,352
Total capital	$1,426,989	$1,232,126
Ratio of debt to capital	52.8%	44.1%

Total notes and other debts payable, net	$754,107	$543,774
Less: cash and cash equivalents	82,150	119,555
Less: cash held in escrow	24,071	49,091
Net debt	647,886	375,128

Total capital	$1,426,989	$1,232,126
Ratio of net debt to total capital	45.4%	30.4%

Landsea Homes Corp. | Q2 2024 Form 10-Q | 36

EBITDA and Adjusted EBITDA

The following table presents EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2024 and 2023. Adjusted EBITDA is a non-GAAP financial measure used by management in evaluating operating performance. We define Adjusted EBITDA as net income before (i) income tax (benefit) expense, (ii) interest expenses, (iii) depreciation and amortization, (iv) real estate inventories impairment, (v) purchase accounting adjustments for acquired work in process inventory related to business combinations, (vi) loss on debt modification, (vii) transaction costs related to business combinations, (viii) write-off of deferred offering costs, and (ix) abandoned projects costs. We believe Adjusted EBITDA provides an indicator of general economic performance that is not affected by fluctuations in interest, effective tax rates, levels of depreciation and amortization, and items considered to be non-recurring. Accordingly, we believe this measure is useful for comparing our core operating performance from period to period.

Our presentation of Adjusted EBITDA should not be considered as an indication that our future results will be unaffected by unusual or non-recurring items.

	Three Months Ended June 30,
	2024	2023
	(dollars in thousands)
Net income	$3,235	$5,866
Provision for income taxes	1,370	1,640
Interest in cost of sales	18,011	7,319
Depreciation and amortization expense	1,850	1,139
EBITDA	24,466	15,964
Real estate inventories impairment	—	4,700
Purchase price accounting in cost of home sales	8,619	5,710
Transaction costs	2,861	18
Write-off of offering costs	—	436
Abandoned project costs	1,698	197
Loss on debt modification	5,180	—
Adjusted EBITDA	$42,824	$27,025

	Six Months Ended June 30,
	2024	2023
	(dollars in thousands)
Net income	$3,969	$9,989
Provision for income taxes	1,340	3,257
Interest in cost of sales	28,581	11,872
Depreciation and amortization expense	3,170	2,557
EBITDA	37,060	27,675
Real estate inventories impairment	—	4,700
Purchase price accounting in cost of home sales	11,075	10,195
Transaction costs	4,589	33
Write-off of offering costs	—	436
Abandoned project costs	1,954	312
Loss on debt modification	5,180	—
Adjusted EBITDA	$59,858	$43,351
Adjusted Net Income

Adjusted Net Income attributable to Landsea Homes is a non-GAAP financial measure that we believe is useful to management, investors and other users of our financial information in evaluating and understanding our operating results without the effect of certain expenses that were historically pushed down by our parent company and other non-recurring items. We believe excluding these items provides a more comparable assessment of our financial results from period to period. Adjusted Net Income
Landsea Homes Corp. | Q2 2024 Form 10-Q | 37

attributable to Landsea Homes is calculated by excluding the effects of related party interest that was pushed down by our parent company, purchase accounting adjustments for acquired work in process inventory related to business combinations, loss on debt modification, and real estate inventories impairment, and tax-effected using a blended statutory tax rate. We adjust for the expense of related party interest pushed down from our parent company as we have no obligation to repay the debt and related interest.

	Three Months Ended June 30,
	2024	2023
	(dollars in thousands)
Net income attributable to Landsea Homes Corporation	$2,885	$4,947

Real estate inventories impairment	—	4,700
Pre-Merger capitalized related party interest included in cost of sales	90	545
Purchase price accounting for acquired inventory	8,619	5,710
Loss on debt modification	5,180	—
Total adjustments	13,889	10,955
Tax-effected adjustments (1)	10,380	8,075

Adjusted net income attributable to Landsea Homes Corporation	$13,265	$13,022

	Six Months Ended June 30,
	2024	2023
	(dollars in thousands)
Net income attributable to Landsea Homes Corporation	$3,075	$8,165

Real estate inventories impairment	—	4,700
Pre-Merger capitalized related party interest included in cost of sales	119	1,263
Purchase price accounting for acquired inventory	11,075	10,195
Loss on debt modification	5,180	—
Total adjustments	16,374	16,158
Tax-effected adjustments (1)	12,237	11,910

Adjusted net income attributable to Landsea Homes Corporation	$15,312	$20,075
(1)    Our tax-effected adjustments are based on our federal rate and a blended state rate adjusted for certain discrete items.

Landsea Homes Corp. | Q2 2024 Form 10-Q | 38

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Due to the nature of homebuilding and our business we are exposed to market risks in the ordinary course of our business, including the effects of interest rate changes and inflation as described below. We are also exposed to market risk from fluctuations in our stock prices and related characteristics.

Interest Rates

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. The Company’s primary exposure to market risk is interest rate risk associated with (i) variable rate debt such as our revolving credit facility and (ii) demand and pricing pressure with respect to home sales. Borrowings under our credit facility bear interest at a floating rate based on a daily simple SOFR rate, a term SOFR rate, or a base rate (in each case calculated in accordance with the Amended Credit Agreement). The Senior Notes bear interest on the outstanding amount at fixed rates of 11.0% and 8.875% per annum, and therefore are not subject to fluctuations in interest rates. Higher interest rates are associated with downward demand and pricing pressure with respect to home sales and we may need to provide mortgage interest-related incentives to consumers to remain competitive in certain markets. For a more complete discussion of the impact of interest rates on our results of operations, see Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of our Company’s Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2024 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures: (a) are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and (b) include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to Company’s management, including the CEO and the CFO, as appropriate, to allow timely discussions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Landsea Homes Corp. | Q2 2024 Form 10-Q | 39

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Part 1, Item1, “Note 8 – Commitments and Contingencies - Legal.”

Item 1A. Risk Factors

There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023 that was filed with the SEC on February 29, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information concerning the Company’s repurchases of common stock during the three months ended June 30, 2024.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (in millions)
April 1, 2024 - April 30, 2024	—	$—	—	$2.5
May 1, 2024 - May 31, 2024	—	$—	—	$2.5
June 1, 2024 - June 30, 2024	—	$—	—	$2.5
(1)    In March 2023, the Board of Directors authorized a stock repurchase program allowing for the repurchase of up to $10.0 million worth of common stock with an expiration of December 31, 2023. In July 2023, the Board of Directors authorized additional capacity of approximately $3.3 million, with an expiration date of December 31, 2023, and an additional $10.0 million with no stated expiration date. In October 2023, the Board of Directors authorized additional capacity of $20.0 million with no stated expiration date. During the year ended December 31, 2023, the Company repurchased 3,635,033 shares of common stock for a total of $34.4 million. During the six months ended June 30, 2024, the Company repurchased 534,436 shares of common stock for a total of $6.4 million. The Company did not repurchase any shares of common stock during the three months ended June 30, 2024. As of June 30, 2024, the Company had approximately $2.5 million in remaining authorized capacity.
This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax withholding obligations in connection with employee equity awards.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information
(c) Trading Plans
During the quarter ended June 30, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K)

Landsea Homes Corp. | Q2 2024 Form 10-Q | 40

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
4.1
Indenture, dated as of April 1, 2024, among Landsea Homes Corporation, as Issuer, the Guarantors and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 2, 2024)

4.2	Form of 8.875% Senior Note due 2029 (included in Exhibit 4.1)
10.1
Amended and Restated Credit Agreement, dated as of April 19, 2024, by and among Landsea Homes Corporation, as Borrower, Bank of America, N.A., as Administrative Agent and L/C Issuer, the lenders party thereto, U.S. Bank National Association as Joint Lead Arranger and Syndication Agent and BofA Securities, Inc., as Joint Lead Arranger and a Sole Bookrunner(incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 25, 2024)

10.2
Joinder, Commitment Increase, and Reallocation Agreement, dated June 26, 2024, by and among Truist Bank, Bank of America, N.A., as administrative agent for the lenders and Landsea Homes Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 2, 2024)

10.3
Fourth Amended and Restated Stockholder’s Agreement, dated April 30, 2024, by and between Landsea Homes Corporation and Landsea Holdings Corporation (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 2, 2024)

10.4
Indemnification Agreement, dated April 30, 2024, by and between Landsea Homes Corporation and Landsea Holdings Corporation (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 2, 2024)

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
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL: (i) Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023; (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2024 and 2023, (iii) Consolidated Statements of Equity for the three and six months ended June 30, 2024 and 2023; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023 and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL (included as Exhibit 101).

*    Filed herewith.
**    Furnished herewith.

Landsea Homes Corp. | Q2 2024 Form 10-Q | 41

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Landsea Homes Corporation

Date: August 1, 2024	By:	/s/ John Ho
John Ho
Chief Executive Officer
(Principal Executive Officer)

Date: August 1, 2024	By:	/s/ Chris Porter
Chris Porter
Chief Financial Officer
(Principal Financial Officer)

Landsea Homes Corp. | Q2 2024 Form 10-Q | 42