Form 10-Q
period 2024-09-30
Landsea Homes Corp
filed 2024-11-04
CIK 1721386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR
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

As of October 30, 2024, 36,282,883 Class A common stock, par value $0.0001 per share, were outstanding.

Landsea Homes Corporation
Form 10-Q Index
For the Three and Nine Months Ended September 30, 2024

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Landsea Homes Corporation
Consolidated Balance Sheets - (Unaudited)
(in thousands, except share and per share amounts)

	September 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$32,198	$119,555
Cash held in escrow	4,054	49,091
Real estate inventories	1,408,277	1,121,726
Due from affiliates	5,429	4,348
Goodwill	155,597	68,639
Other assets	121,056	107,873
Total assets	$1,726,611	$1,471,232

Liabilities
Accounts payable	$95,923	$77,969
Accrued expenses and other liabilities	216,647	160,256
Due to affiliates	881	881
Line of credit facility, net	202,477	307,631
Senior notes, net	529,661	236,143
Total liabilities	1,045,589	782,880

Commitments and contingencies (Note 8)

Equity
Stockholders’ equity:
Preferred stock, $0.0001 par value, 50,000,000 shares authorized, none issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized, 41,678,878 issued and 36,282,883 outstanding as of September 30, 2024, 41,382,453 issued and 36,520,894 outstanding as of December 31, 2023	4	4
Additional paid-in capital	461,059	465,290
Retained earnings	201,769	187,584
Total stockholders’ equity	662,832	652,878
Noncontrolling interests	18,190	35,474
Total equity	681,022	688,352
Total liabilities and equity	$1,726,611	$1,471,232
See accompanying notes to the consolidated financial statements.

Landsea Homes Corp. | Q3 2024 Form 10-Q | 1

Landsea Homes Corporation
Consolidated Statements of Operations - (Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue
Home sales	$325,610	$258,062	$1,036,384	$790,199
Lot sales and other	12,862	19,286	27,272	22,133
Total revenues	338,472	277,348	1,063,656	812,332

Cost of sales
Home sales	270,091	209,753	874,724	647,642
Lot sales and other	9,564	13,309	22,478	15,770
Total cost of sales	279,655	223,062	897,202	663,412

Gross margin
Home sales	55,519	48,309	161,660	142,557
Lot sales and other	3,298	5,977	4,794	6,363
Total gross margin	58,817	54,286	166,454	148,920

Sales and marketing expenses	23,445	16,930	66,596	51,672
General and administrative expenses	21,932	25,463	77,569	74,223
Total operating expenses	45,377	42,393	144,165	125,895

Income from operations	13,440	11,893	22,289	23,025

Other income (expense), net	1,449	656	(2,091)	2,770
Pretax income	14,889	12,549	20,198	25,795

Provision for income taxes	3,498	3,066	4,838	6,323

Net income	11,391	9,483	15,360	19,472
Net income attributable to noncontrolling interests	281	887	1,175	2,711
Net income attributable to Landsea Homes Corporation	$11,110	$8,596	$14,185	$16,761

Income per share:
Basic	$0.31	$0.22	$0.39	$0.43
Diluted	$0.30	$0.22	$0.39	$0.42

Weighted average common shares outstanding:
Basic	36,279,056	38,336,100	36,252,957	39,402,507
Diluted	36,497,337	38,440,392	36,548,768	39,549,035
See accompanying notes to the consolidated financial statements.

Landsea Homes Corp. | Q3 2024 Form 10-Q | 2

Landsea Homes Corporation
Consolidated Statements of Equity - (Unaudited)
(in thousands, except shares)

	Common Stock
	Shares	Amount	Additional paid-in capital	Retained earnings	Total stockholders' equity	Noncontrolling interests	Total equity
Balance at June 30, 2024	36,275,392	$4	$460,001	$190,659	$650,664	$22,218	$672,882
Stock options exercised	7,491	—	80	—	80	—	80
Cash paid for shares withheld for taxes	—	—	—	—	—	—	—
Stock-based compensation	—	—	978	—	978	—	978
Distributions to noncontrolling interests	—	—	—	—	—	(4,309)	(4,309)
Net income	—	—	—	11,110	11,110	281	11,391
Balance at September 30, 2024	36,282,883	$4	$461,059	$201,769	$662,832	$18,190	$681,022

	Common Stock
	Shares	Amount	Additional paid-in capital	Retained earnings	Total stockholders' equity	Noncontrolling interests	Total equity
Balance at December 31, 2023	36,520,894	$4	$465,290	$187,584	$652,878	$35,474	$688,352
Shares issued under share-based awards	188,449	—	—	—	—	—	—
Stock options exercised	107,976	—	1,056	—	1,056	—	1,056
Cash paid for shares withheld for taxes	—	—	(1,299)	—	(1,299)	—	(1,299)
Stock-based compensation	—	—	2,521	—	2,521	—	2,521
Repurchase of common stock and associated tax	(534,436)	—	(6,509)	—	(6,509)	—	(6,509)
Distributions to noncontrolling interests	—	—	—	—	—	(18,459)	(18,459)
Net income	—	—	—	14,185	14,185	1,175	15,360
Balance at September 30, 2024	36,282,883	$4	$461,059	$201,769	$662,832	$18,190	$681,022

See accompanying notes to the consolidated financial statements.

Landsea Homes Corp. | Q3 2024 Form 10-Q | 3

Landsea Homes Corporation
Consolidated Statements of Equity - (Unaudited)
(in thousands, except shares)

	Common Stock
	Shares	Amount	Additional paid-in capital	Retained earnings	Total stockholders' equity	Noncontrolling interests	Total equity
Balance at June 30, 2023	39,183,181	$4	$490,741	$166,513	$657,258	$54,348	$711,606
Stock options exercised	3,877	—	37	—	37	—	37
Stock-based compensation expense	—	—	879	—	879	—	879
Repurchase of common stock and associated tax	(1,391,867)	—	(13,820)	—	(13,820)	—	(13,820)
Distributions to noncontrolling interests	—	—	—	—	—	(6,738)	(6,738)
Net income	—	—	—	8,596	8,596	887	9,483
Balance at September 30, 2023	37,795,191	$4	$477,837	$175,109	$652,950	$48,497	$701,447

	Common Stock
	Shares	Amount	Additional paid-in capital	Retained earnings	Total stockholders' equity	Noncontrolling interests	Total equity
Balance at December 31, 2022	40,884,268	$4	$497,598	$158,348	$655,950	$54,369	$710,319
Shares issued under share-based awards	267,782	—	—	—	—	—	—
Stock options exercised	3,877		37		37		37
Cash paid for shares withheld for taxes	—	—	(695)	—	(695)	—	(695)
Stock-based compensation expense	—	—	2,249	—	2,249	—	2,249
Repurchase of common stock and associated tax	(2,360,736)	—	(21,352)	—	(21,352)	—	(21,352)
Forfeiture and cancellation of Earnout Shares	(1,000,000)	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	(8,583)	(8,583)
Net income	—	—	—	16,761	16,761	2,711	19,472
Balance at September 30, 2023	37,795,191	$4	$477,837	$175,109	$652,950	$48,497	$701,447

See accompanying notes to the consolidated financial statements.

Landsea Homes Corp. | Q3 2024 Form 10-Q | 4

Landsea Homes Corporation
Consolidated Statements of Cash Flows - (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2024	2023
	(dollars in thousands)
Cash flows from operating activities:
Net income	$15,360	$19,472
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	5,299	3,778
Real estate inventories impairment	800	4,700
Stock-based compensation	2,521	2,249
Loss on modification of debt	5,180	—
Abandoned project costs	1,902	745
Write-off of offering costs	—	436
Deferred taxes	233	(10)
Changes in operating assets and liabilities:
Cash held in escrow	45,037	6,145
Real estate inventories	(108,264)	(64,666)
Due from affiliates	(1,081)	(491)
Other assets	6,776	31,790
Accounts payable	15,482	(2,159)
Accrued expenses and other liabilities	(7,459)	123
Net cash (used in) provided by operating activities	(18,214)	2,112

Cash flows from investing activities:
Purchases of property and equipment	(5,087)	(5,530)
Payments for business acquisition, net of cash acquired	(235,043)	—
Net cash used in investing activities	(240,130)	(5,530)

Cash flows from financing activities:
Borrowings from notes, other debts payable, and other liabilities	547,947	482,500
Repayments of notes, other debts payable, and other liabilities	(340,690)	(429,300)
Cash paid for shares withheld for taxes	(1,299)	(695)
Proceeds from exercise of stock options	1,056	37
Repurchases of common stock	(6,452)	(21,160)
Distributions to noncontrolling interests	(18,459)	(8,583)
Deferred offering costs paid	(2,719)	(224)
Debt issuance and modification costs paid	(8,397)	(9,300)
Net cash provided by financing activities	170,987	13,275

Net decrease in cash and cash equivalents	(87,357)	9,857
Cash and cash equivalents at beginning of period	119,555	123,634
Cash and cash equivalents at end of period	$32,198	$133,491
See accompanying notes to the consolidated financial statements.

Landsea Homes Corp. | Q3 2024 Form 10-Q | 5

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
Landsea Homes Corp. | Q3 2024 Form 10-Q | 6

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
Measurement period adjustments were recorded during the three months ended September 30, 2024 resulting from updated valuations of real estate assets acquired. The adjustments were determined based on additional information received and resulted in an increase to goodwill of $3.3 million.
Acquired inventories consist of land, land deposits, and work in process inventories. For acquired land and land options, the Company typically utilizes, with the assistance of a third-party appraiser, a sales comparison approach. For work in process inventories, the Company estimates the fair value based upon the stage of production of each unit and a gross margin that management believes a market participant would require to complete the remaining development and requisite selling efforts. On the acquisition date, the stage of production for each lot ranged from recently started lots to fully completed homes. The intangible assets acquired relate to the Antares trade name and material contracts, which are estimated to have a fair value of $2.0 million and are being amortized over 12 to 18 months. Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed and relates primarily to the assembled workforce and business synergies. Goodwill of $87.0 million was preliminarily recorded on the consolidated balance sheets as a result of this transaction and is expected to be deductible for tax purposes over 15 years. The acquired goodwill is included in the Texas reporting segment in Note 11 – Segment Reporting. The Company incurred transaction related costs of $3.6 million related to the Antares acquisition during the nine months ended September 30, 2024. No transaction costs were recorded related to the Antares acquisition during the three months ended September 30, 2024. These transaction costs are included in general and administrative expenses on the consolidated statements of operations.
The Company's results of operations include homebuilding revenues from the Antares acquisition of $41.5 million and $77.2 million the three and nine months ended September 30, 2024. The accompanying results of operations also include pretax income of $0.1 million and pretax loss of $0.8 million from the Antares acquisition during both the three and nine months ended September 30, 2024, respectively. The pretax loss is inclusive of purchase price accounting and an allocation of corporate general and administrative expenses.
The following is a summary of the preliminary allocation of the purchase price based on the fair value of assets acquired and liabilities assumed (dollars in thousands).

Assets Acquired
Cash	$4,760
Real estate inventories	154,004
Goodwill	86,958
Other intangible assets	1,950
Other assets	4,539
Total assets	$252,211

Liabilities Assumed
Accounts payable	$2,472
Accrued expenses	9,936
Total liabilities	12,408
Net assets acquired	$239,803
Landsea Homes Corp. | Q3 2024 Form 10-Q | 7

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(dollars in thousands)
Revenue	$338,472	$316,506	$1,106,312	$944,110

Pretax income	18,343	13,292	35,960	23,133
Provision for income taxes	4,167	3,251	8,613	5,671
Net income	$14,176	$10,041	$27,347	$17,462
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

The following table summarizes the carrying amount and classification of the VIEs’ assets and liabilities in the consolidated balance sheets as of September 30, 2024 and December 31, 2023.

	September 30, 2024	December 31, 2023
	(dollars in thousands)
Cash	$9,153	$2,950
Real estate inventories	53,064	79,441
Due from affiliates	72	203
Other assets	2,089	2,107
Total assets	$64,378	$84,701

Accounts payable	$157	$384
Accrued expenses and other liabilities	5,362	5,257
Total liabilities	$5,519	$5,641
Landsea Homes Corp. | Q3 2024 Form 10-Q | 8

Landsea Homes Corporation
Notes to the Consolidated Financial Statements - (unaudited)
 4.     Real Estate Inventories
Real estate inventories are summarized as follows:

	September 30, 2024	December 31, 2023
	(dollars in thousands)
Deposits and pre-acquisition costs	$119,638	$99,702
Land held and land under development	480,265	272,825
Homes completed or under construction	790,142	692,126
Model homes	18,232	57,073
Total real estate inventories	$1,408,277	$1,121,726
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
For the three and nine months ended September 30, 2024, the Company recorded $0.8 million of real estate inventories impairment charges related to one community in the Florida segment. For the nine months ended September 30, 2023, the Company recorded $4.7 million of real estate inventories impairment charges related to one community in the California segment. In both instances, the Company determined that additional incentives and persistent discounts were required to sell the remaining homes, which was the primary reason the estimated future cash flows for the community were driven below their previous carrying values. No impairments were recorded during the three months ended September 30, 2023. Real estate inventories impairment charges are recorded to cost of home sales in the consolidated statements of operations.

	Impairment Data			Quantitative Data
Three Months Ended	Number of Projects Impaired	Real Estate Inventories Impairment	Fair Value of Inventory After Impairment	Discount Rate
	(dollars in thousands)
September 30, 2024	1	$800	$5,828	13%
June 30, 2023	1	$4,700	$19,363	11%
 5.     Capitalized Interest
Interest is capitalized to real estate inventories during development and as a result of other qualifying activities. Interest capitalized as a cost of real estate inventories is included in cost of sales as related inventories are delivered.
For the three and nine months ended September 30, 2024, the Company incurred and capitalized interest of $20.6 million and $57.5 million, respectively. For the three and nine months ended September 30, 2023, the Company incurred and capitalized interest of $14.4 million and $37.6 million, respectively. Previously capitalized interest included in cost of sales during the three and nine months ended September 30, 2024 was $13.6 million and $42.2 million, respectively. Previously capitalized interest included in cost of sales during the three and nine months ended September 30, 2023 was $10.0 million and $21.9 million, respectively. These amounts included interest from certain related party transactions, refer to Note 9 – Related Party Transactions for additional information.
Landsea Homes Corp. | Q3 2024 Form 10-Q | 9

Landsea Homes Corporation
Notes to the Consolidated Financial Statements - (unaudited)
 6.    Other Assets
As of September 30, 2024 and December 31, 2023, the Company had contract assets of $2.6 million and $6.0 million, respectively, related to lot sales and other revenue. The contract asset balance is included in other assets on the Company’s consolidated balance sheets and represents cash to be received for work already performed on lot sales and other contracts. The amount of the transaction price for lot sales and other contracts remaining to be recognized as revenue for performance obligations that were not fully satisfied as of September 30, 2024 and December 31, 2023 was $0.2 million and $1.1 million, respectively. As of September 30, 2024, the Company had no deferred revenue related to lot sales and other revenue included in accrued expenses and other liabilities in the Company’s consolidated balance sheets. As of December 31, 2023, the Company had $0.2 million deferred revenue related to lot sales and other revenue. The Company reduces these liabilities and recognizes revenue as development progresses and the related performance obligations are completed.
 7.     Notes and Other Debts Payable, net
Amounts outstanding under notes and other debts payable, net consist of the following:

	September 30, 2024	December 31, 2023
	(dollars in thousands)
11.0% Senior Notes due July 2028	$250,000	$250,000
8.875% Senior Notes due April 2029	300,000	—
Discount and deferred loan costs	(20,339)	(13,857)
Senior Notes, net	$529,661	$236,143

	September 30, 2024	December 31, 2023
	(dollars in thousands)
Line of credit facility	$207,400	$315,000
Deferred loan costs	(4,923)	(7,369)
Line of credit facility, net	$202,477	$307,631
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
In October 2021, the Company entered into a line of credit agreement which was amended in April 2024 (the “Amended Credit Agreement”). The Amended Credit Agreement provides for a senior unsecured borrowing of up to $455.0 million of which there was $207.4 million outstanding as of September 30, 2024. As part of the amendment, the Company wrote off $5.2 million of previously deferred financing costs associated with the line of credit facility prior to the amendment. This write-off is included in other (expense) income, net on the consolidated statements of operations. The Company may increase the borrowing capacity up to $850.0 million, under certain conditions. Funds available under the Amended Credit Agreement are subject to a borrowing base requirement which is calculated on specified percentages of our real estate inventories. The borrowings under the Amended Credit Agreement bear interest at a daily simple Secured Overnight Financing Rate (“SOFR”) rate, a term SOFR rate, or a base rate (in each case calculated in accordance with the Amended Credit Agreement), plus, in each case, an applicable margin. The applicable margin is adjusted by reference to a grid based on a leverage ratio calculated in accordance with the Amended Credit Agreement. As of September 30, 2024, the applicable margin was 3.40%. The Amended Credit Agreement matures in April 2027. As of September 30, 2024, the interest rate on the loan was 8.23%.
The Amended Credit Agreement and the Note Purchase Agreement contain certain restrictive financial covenants, such as requirements for the Company to maintain a minimum liquidity balance, minimum tangible net worth, and leverage and interest
Landsea Homes Corp. | Q3 2024 Form 10-Q | 10

Landsea Homes Corporation
Notes to the Consolidated Financial Statements - (unaudited)
coverage ratios. The 8.875% Senior Notes do not contain financial covenants. As of September 30, 2024, the Company was in compliance with all financial covenants.
Our Senior Notes are not secured, however, the agreements governing the Senior Notes contain some restrictions on secured debt and other transactions. Our Senior Notes are fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by most of our homebuilding segment subsidiaries. The Senior Notes are redeemable in whole or in part at any time at our option, with a standard make whole provision until July 17, 2025, then at premiums that vary based upon the remaining term of the Senior Notes to be redeemed.

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
Performance Obligations—In the ordinary course of business, and as part of the entitlement and development process, the Company’s subsidiaries are required to provide performance bonds to assure completion of certain public facilities. The Company had $115.8 million and $109.3 million of performance bonds outstanding as of September 30, 2024 and December 31, 2023, respectively.
Warranty—Estimated future direct warranty costs are accrued and charged to cost of sales in the period when the related homebuilding revenues are recognized. Changes in the Company’s warranty accrual are detailed in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(dollars in thousands)
Beginning warranty accrual	$49,262	$46,227	$48,949	$46,657
Warranty provision	1,757	2,988	6,028	5,162
Warranty payments	(2,635)	(3,547)	(6,593)	(6,151)
Ending warranty accrual	$48,384	$45,668	$48,384	$45,668
Operating Leases—The Company primarily enters into operating leases for the right to use office space, model homes, and computer and office equipment, which have remaining lease terms that range from less than 1 year up to 7 years and often include one or more options to renew. The weighted average remaining lease term as of September 30, 2024 and December 31, 2023 was 4.6 and 5.7 years, respectively. Renewal terms are included in the lease term when it is reasonably certain the option will be exercised.
During June and July 2024, the Company sold model homes which generated home sales revenue of $4.2 million and cost of sales of $3.5 million during the three months ended September 30, 2024 and $64.9 million and $61.5 million, respectively, during the nine months ended September 30, 2024. These model homes were immediately leased back for terms ranging from 3 to 36 months. The Company determined that control of the model homes transferred to the buyer and, as a result, the transaction qualified as a sale. All of the leases from the transaction are accounted for as operating leases and the Company recorded right-of-use assets and lease liabilities of $13.6 million in the accompanying consolidated balance sheets.
The Company established a right-of-use asset and a lease liability based on the present value of future minimum lease payments at the commencement date of the lease, or, if subsequently modified, the date of modification for active leases. As the rate implicit in each lease is not readily determinable, the Company’s incremental borrowing rate is used in determining the present value of future minimum payments as of the commencement date. The weighted average rate as of September 30, 2024 and December 31, 2023 was 8.1% and 5.5%, respectively. Lease components and non-lease components are accounted for as a single lease component.
Landsea Homes Corp. | Q3 2024 Form 10-Q | 11

Landsea Homes Corporation
Notes to the Consolidated Financial Statements - (unaudited)
As of September 30, 2024, the Company had $24.8 million and $25.9 million recognized as a right-of-use asset and lease liability, respectively, which are presented on the consolidated balance sheets within other assets and accrued expenses and other liabilities, respectively. As of December 31, 2023, the Company had $11.9 million and $13.1 million recognized as a right-of-use asset and lease liability, respectively.
Operating lease expense for the three and nine months ended September 30, 2024 was $0.8 million and $2.4 million, respectively, and is included in general and administrative expenses on the consolidated statements of operations. Operating lease expense for the three and nine months ended September 30, 2023 was $0.9 million and $2.8 million, respectively.
Future minimum payments under the noncancelable operating leases in effect at September 30, 2024 were as follows (dollars in thousands):

2024	$2,758
2025	9,508
2026	6,193
2027	3,770
2028	2,576
Thereafter	5,535
Total lease payments	30,340
Less: Discount	(4,473)
Present value of lease liabilities	$25,867
 9.    Related Party Transactions
The Company continues to pay for certain costs on behalf of Landsea Holdings Corporation (“Landsea Holdings”) which was previously the majority stockholder of the Company. The Company records a due from affiliate balance for all such payments. As of September 30, 2024 and December 31, 2023, the Company had a net receivable due from affiliates balance of $4.5 million and $3.5 million, respectively.
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
In August 2023, the Company repurchased from the underwriters, at the public offering price of $9.75 per share, 800,000 shares of common stock that were sold by Green Investment Alpha Limited (“Green Investment”), a beneficial owner of the Company, in a registered secondary offering, for a total purchase price of $7.8 million. The Company paid costs, fees, and expenses for the offering of $0.3 million, and Green Investment received all net proceeds from the sale. In October 2024, Green Investment reimbursed the Company for the costs, fees and expenses incurred during the offering. Green Investment no longer qualified as a related party upon the completion of the offering.
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
In June 2022, Landsea Capital Fund, who was under common control with the Company at the time of the transaction, contributed $55.0 million to the LCF JV. The LCF JV, which is consolidated by the Company, used these proceeds to purchase undeveloped land from the Company. The Company distributed $4.3 million and $18.5 million to Landsea Capital Fund during the three and nine months ended September 30, 2024, respectively. The Company distributed $6.7 million and $8.6 million to Landsea Capital Fund during the three and nine months ended September 30, 2023, respectively. All intercompany transactions between the Company and the LCF JV have been eliminated upon consolidation.
Landsea Homes Corp. | Q3 2024 Form 10-Q | 12

Landsea Homes Corporation
Notes to the Consolidated Financial Statements - (unaudited)
In December 2021, the Company sold model homes to a related party for total consideration of $15.2 million. As part of this transaction, the Company leased back these models. The leases completed in April 2024. The total amount of rent payments made during the nine months ended September 30, 2024 were $0.2 million. There were no payments made under this contract during the three months ended September 30, 2024. The total amount of rent payments made during the three and nine months ended September 30, 2023 were $0.2 million and $0.6 million, respectively. As the leases ended prior to September 30, 2024, we have no remaining right-of-use asset or lease liability balances associated with this transaction. As of December 31, 2023, we had right-of-use asset and lease liability balances of $0.5 million and $0.5 million, respectively.
In July 2021, the Company entered into a landbank agreement for a project in its California segment with a related party. The Company made regular payments to the related party based on an annualized rate of 7% of the undeveloped land costs while the land was being developed and purchased the lots at a predetermined price of $28.9 million. The total amount of interest payments made during the nine months ended September 30, 2024 was less than $0.1 million and the Company did not make any such payments during the three months ended September 30, 2024. The total amount of interest payments made during the three and nine months ended September 30, 2023 was $0.1 million and $0.5 million, respectively. During the nine months ended September 30, 2024, payments of $4.0 million were made to purchase the remaining land at the conclusion of the agreement during April 2024. No such payments were made during the three months ended September 30, 2024. During the three and nine months ended September 30, 2023, payments of $3.0 million and $7.0 million, including fees, were made to purchase developed lots from the related party, respectively. Capitalized interest included in real estate inventories on the consolidated balance sheets associated with this transaction was less than $0.1 million as of September 30, 2024 and was $1.0 million as of December 31, 2023. Previously capitalized related party interest included in cost of sales during the three and nine months ended September 30, 2024 was $0.1 million and $0.6 million, respectively. Previously capitalized related party interest included in cost of sales during the three and nine months ended September 30, 2023 was $0.4 million and $0.8 million, respectively.
Landsea Holdings holds a series of notes payable to affiliated entities of its parent. The cash Landsea Holdings received from this debt was previously utilized to partially fund operations of the Company. Related party interest incurred by Landsea Holdings was historically pushed down to the Company and reflected on the consolidated balance sheets of the Company, primarily in real estate inventories, and on the consolidated statements of operations in cost of sales. Refer to Note 5 – Capitalized Interest for further detail. As the Company did not guarantee the notes payable nor have any obligations to repay the notes payable, and as the notes payable were not assigned to the Company, the notes payable do not represent a liability of the Company and accordingly have not been reflected in the consolidated balance sheets. Additionally, in connection with the Merger (as defined below), the Company is precluded from repaying Landsea Holdings’ notes payable to the affiliated entities of its parent. Therefore, beginning January 7, 2021, additional interest from these notes payable is no longer pushed down to the Company. Capitalized interest included in real estate inventories on the consolidated balance sheets associated with this transaction was $0.3 million and $0.4 million as of September 30, 2024 and December 31, 2023, respectively. Previously capitalized related party interest included in cost of sales during both the three and nine months ended September 30, 2024 was $0.1 million. Previously capitalized related party interest included in cost of sales during the three and nine months ended September 30, 2023 was $0.3 million and $1.6 million, respectively.
 10.    Income Taxes
Income taxes for the three and nine months ended September 30, 2024 was $3.5 million and $4.8 million, respectively. Income taxes for the three and nine months ended September 30, 2023 was $3.1 million and $6.3 million, respectively. The effective tax rate for the three and nine months ended September 30, 2024 was 23.5% and 24.0% compared to a provision of 24.4% and 24.5% for the three and nine months ended September 30, 2023. The difference between the statutory tax rate and the effective tax rate for the three and nine months ended September 30, 2024 is primarily related to state income taxes net of federal income tax benefits and estimated deduction limitations for executive compensation under Section 162(m), partially offset by tax credits for energy-efficient homes. The difference between the statutory tax rate and the effective tax rate for the three and nine months ended September 30, 2023 is primarily related to state income taxes net of federal income tax benefits and estimated deduction limitations for executive compensation under Section 162(m), partially offset by tax credits for energy-efficient homes.
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
Landsea Homes Corp. | Q3 2024 Form 10-Q | 13

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
The following table summarizes total revenue and pretax income by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(dollars in thousands)
Revenue
Arizona	$95,082	$69,308	$282,737	$215,000
California	96,900	103,982	363,005	270,756
Colorado	18,881	—	37,936	—
Florida	75,880	104,058	279,992	320,740
Metro New York	—	—	4,475	1,649
Texas	51,729	—	95,511	4,187
Total revenues	$338,472	$277,348	$1,063,656	$812,332

Pretax income (loss)
Arizona	$7,792	$5,253	$12,625	$4,826
California	9,580	9,795	28,788	17,184
Colorado	167	—	(1,913)	—
Florida	2,026	4,378	7,850	23,993
Metro New York	(636)	(917)	(2,885)	(1,818)
Texas	(1,142)	(1,383)	(5,880)	(4,144)
Total pretax income for reportable segments	17,787	17,126	38,585	40,041
Corporate	(2,898)	(4,577)	(18,387)	(14,246)
Total pretax income	$14,889	$12,549	$20,198	$25,795
Landsea Homes Corp. | Q3 2024 Form 10-Q | 14

Landsea Homes Corporation
Notes to the Consolidated Financial Statements - (unaudited)
The following table summarizes total assets by segment:

	September 30, 2024	December 31, 2023
	(dollars in thousands)
Assets
Arizona	$328,313	$336,424
California	444,524	479,218
Colorado	34,337	27,240
Florida	458,568	425,154
Metro New York	38,760	42,047
Texas	361,749	60,255
Total assets for reportable segments	1,666,251	1,370,338
Corporate	60,360	100,894
Total assets	$1,726,611	$1,471,232
Included in the Corporate segment assets is cash and cash equivalents of $26.5 million and $65.2 million as of September 30, 2024 and December 31, 2023, respectively.
As of September 30, 2024 goodwill of $87.0 million, $47.9 million and $20.7 million was allocated to the Texas, Florida, and Arizona segments, respectively. As of December 31, 2023, goodwill of $47.9 million and $20.7 million was allocated to the Florida and Arizona segments, respectively.
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
The following table presents carrying values, excluding any discounts or deferred loan costs, and estimated fair values of financial instruments:

		September 30, 2024		December 31, 2023
	Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
		(dollars in thousands)
Liabilities:
Line of credit facility (1)	Level 2	$207,400	$207,400	$315,000	$315,000
11.0% Senior Notes	Level 2	$250,000	$273,750	$250,000	$257,500
8.875% Senior Notes	Level 2	$300,000	$316,875	$—	$—
(1)     Carrying amount approximates fair value due to the variable interest rate terms of this loan.
The carrying values of receivables, deposits, and other assets as well as accounts payable and accrued liabilities approximate the fair value for these financial instruments based upon an evaluation of the underlying characteristics, market data, and because of
Landsea Homes Corp. | Q3 2024 Form 10-Q | 15

Landsea Homes Corporation
Notes to the Consolidated Financial Statements - (unaudited)
the short period of time between origination of the instruments and their expected realization. The fair value of cash and cash equivalents is classified in Level 1 of the fair value hierarchy.
Non-financial assets such as real estate inventories and goodwill are measured at fair value on a non-recurring basis using a discounted cash flow approach with Level 3 inputs within the fair value hierarchy. This measurement is performed when events and circumstances indicate the asset’s carrying value is not fully recoverable. During the three and nine months ended September 30, 2024, it was determined that real estate inventories with a carrying value of $6.6 million within one community in the Florida segment were not expected to be fully recoverable. Accordingly, a real estate inventories impairment charge was recognized in the amount of $0.8 million to reflect the estimated fair value of the community of $5.8 million. During the nine months ended September 30, 2023, it was determined that real estate inventories with a carrying value of $24.1 million within one community in the California segment was not expected to be fully recoverable. Accordingly, a real estate inventories impairment charge was recognized in the amount of $4.7 million to reflect the estimated fair value of the community of $19.4 million. No additional impairments were recorded during the three months ended September 30, 2023. Refer to Note 4 – Real Estate Inventories for additional information.
 13. Stock-Based Compensation
The following table presents a summary of the Company’s nonvested performance share units (“PSUs”) and restricted stock units (“RSUs”) for the nine months ended September 30, 2024:

	Awards	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested, at December 31, 2023	1,488	$8.74
Granted	526	8.64
Vested	(275)	9.33
Forfeited	(39)	9.44
Nonvested, at September 30, 2024	1,700	$8.60
The following table presents a summary of the Company’s stock options activity for the nine months ended September 30, 2024:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Options outstanding at December 31, 2023	684	$8.08
Granted	303	12.44
Exercised	(108)	8.37
Forfeited	(137)	10.13
Options outstanding at September 30, 2024	742	$9.44	8.30	$2,175
Options exercisable at September 30, 2024	260	$8.40	7.62	$1,024
Stock-based compensation expense totaled $1.0 million and $2.5 million during the three and nine months ended September 30, 2024, respectively, and is included in general and administrative expenses on the consolidated statements of operations. For the three and nine months ended September 30, 2023, stock-based compensation expense totaled $0.9 million and $2.2 million, respectively.
Landsea Homes Corp. | Q3 2024 Form 10-Q | 16

Landsea Homes Corporation
Notes to the Consolidated Financial Statements - (unaudited)
The following table presents a summary of the Company’s outstanding RSUs and PSUs, assuming the current estimated level of performance achievement:

September 30, 2024
(in thousands, except period)
Unvested units	1,700
Remaining cost on unvested units	$3,547
Remaining vesting period	2.83 years
Stock-based compensation expense associated with the outstanding RSUs and PSUs is measured using the grant date fair value which is based on the closing price as of the grant date. The expense associated with the PSUs also incorporates the estimated achievement of the established performance criteria at the end of each reporting period until the performance period ends.
 14. Stockholders’ Equity
The Company’s authorized capital stock consists of 500.0 million shares of common stock with a par value of $0.0001 per share and 50.0 million shares of preferred stock with a par value of $0.0001 per share. As of September 30, 2024, there were 41.7 million shares of common stock issued and 36.3 million outstanding, and no shares of preferred stock issued or outstanding. All outstanding shares of common stock are validly issued, fully paid, and nonassessable.
Stock Repurchases
In March 2023, the Board of Directors authorized a stock repurchase program allowing for the repurchase of up to $10.0 million worth of common stock, with an expiration of December 31, 2023. In July 2023, the Board of Directors authorized additional capacity of approximately $3.3 million, with an expiration date of December 31, 2023, and an additional $10.0 million with no stated expiration date. In October 2023, the Board of Directors authorized additional capacity of $20.0 million with no stated expiration date. No additional stock repurchase authorizations occurred during the nine months ended September 30, 2024.
During the nine months ended September 30, 2024, the Company repurchased 534,436 shares of common stock for a total of $6.4 million, excluding commissions, which was recorded as a reduction to additional paid-in capital. During the three months ended September 30, 2024, the Company did not repurchase any shares of common stock. As of September 30, 2024, the Company had approximately $2.5 million in remaining capacity from previous authorizations. During the three and nine months ended September 30, 2023, the Company repurchased 1,391,867 and 2,360,736 shares of common stock for a total of $13.7 million and $21.2 million, respectively, excluding commissions, which was recorded as a reduction to additional paid-in capital. A portion of these shares were repurchased directly from the Company’s majority shareholder at the time. Refer to Note 9 – Related Party Transactions for additional information.
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
Landsea Homes Corp. | Q3 2024 Form 10-Q | 17

Landsea Homes Corporation
Notes to the Consolidated Financial Statements - (unaudited)
Warrants
As of September 30, 2024, there were 15,525,000 outstanding warrants consisting entirely of public warrants (the “Warrants”). At the time of the Merger, the Warrant Agreement was amended so that each public warrant is exercisable at $1.15 for one tenth of a share of common stock. As part of the amendment, each holder of the public warrants received $1.85 per warrant for a total of $28.7 million paid by the Company upon closing of the Merger. The Warrants will expire five years after the completion of the Merger or earlier upon redemption or liquidation.
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
 15. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(dollars in thousands, except share and per share amounts)
Numerator
Net income attributable to common stockholders	$11,110	$8,596	$14,185	$16,761

Denominator
Weighted average common shares outstanding - basic	36,279,056	38,336,100	36,252,957	39,402,507
Dilutive effect of warrants	—	—	3,586	—
Dilutive effect of options	112,487	—	115,251	—
Dilutive effect of share-based awards	105,794	104,292	176,974	146,528
Weighted average common shares outstanding - diluted	36,497,337	38,440,392	36,548,768	39,549,035

Earnings per share
Basic	$0.31	$0.22	$0.39	$0.43
Diluted	$0.30	$0.22	$0.39	$0.42
The Company excluded 1.8 million and 0.2 million common stock equivalents from diluted EPS related to antidilutive equity instruments during the three and nine months ended September 30, 2024, respectively. For the three months ended September 30, 2024, the antidilutive effect is primarily attributable to the warrants. During the three months ended September 30, 2024, the average stock price of the Company was below the strike price of the warrants, whereas during the nine months ended September 30, 2024, the average stock price exceeded the warrants’ strike price. The Company excluded 2.0 million and 2.2 million common stock equivalents from diluted EPS related to antidilutive equity instruments during the three and nine months ended September 30, 2023, respectively.
Landsea Homes Corp. | Q3 2024 Form 10-Q | 18

Landsea Homes Corporation
Notes to the Consolidated Financial Statements - (unaudited)
 16.    Supplemental Disclosures of Cash Flow Information
The following table presents certain supplemental cash flow information:

	Nine Months Ended September 30,
	2024	2023
	(dollars in thousands)
Supplemental disclosures of cash flow information
Interest paid, net of amounts capitalized	$—	$—
Income taxes paid	$8,799	$8,736

Supplemental disclosures of non-cash investing and financing activities
Change in right-of-use assets for new, modified, or terminated operating leases	$16,337	$338
Conversion of deferred offering costs to debt issuance costs	$5,140	$—
Landsea Homes Corp. | Q3 2024 Form 10-Q | 19

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with and is qualified in its entirety by the consolidated financial statements and notes thereto included elsewhere in this document. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements. Factors that may cause such a difference include, but are not limited to, those discussed in the section entitled “Risk Factors” of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on February 29, 2024. This section discusses certain items in the three and nine months ended September 30, 2024 and 2023 and year-to-year comparisons between those periods. References to “we”, “Landsea Homes”, the “Company”, “us”, or “our” refer to Landsea Homes Corporation.
Landsea Homes Corp. | Q3 2024 Form 10-Q | 20

Consolidated Financial Data

The following table summarizes our unaudited results of operations for the nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(dollars in thousands, except per share amounts)		(dollars in thousands, except per share amounts)
Revenue
Home sales	$325,610	$258,062	$1,036,384	$790,199
Lot sales and other	12,862	19,286	27,272	22,133
Total revenues	338,472	277,348	1,063,656	812,332

Cost of sales
Home sales	270,091	209,753	874,724	647,642
Lot sales and other	9,564	13,309	22,478	15,770
Total cost of sales	279,655	223,062	897,202	663,412

Gross margin
Home sales	55,519	48,309	161,660	142,557
Lot sales and other	3,298	5,977	4,794	6,363
Total gross margin	58,817	54,286	166,454	148,920

Sales and marketing expenses	23,445	16,930	66,596	51,672
General and administrative expenses	21,932	25,463	77,569	74,223
Total operating expenses	45,377	42,393	144,165	125,895

Income from operations	13,440	11,893	22,289	23,025

Other income (expense), net	1,449	656	(2,091)	2,770
Pretax income	14,889	12,549	20,198	25,795

Provision for income taxes	3,498	3,066	4,838	6,323

Net income	11,391	9,483	15,360	19,472
Net income attributable to noncontrolling interests	281	887	1,175	2,711
Net income attributable to Landsea Homes Corporation	$11,110	$8,596	$14,185	$16,761

Income per share:
Basic	$0.31	$0.22	$0.39	$0.43
Diluted	$0.30	$0.22	$0.39	$0.42

Weighted average common shares outstanding:
Basic	36,279,056	38,336,100	36,252,957	39,402,507
Diluted	36,497,337	38,440,392	36,548,768	39,549,035
Landsea Homes Corp. | Q3 2024 Form 10-Q | 21

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

We manage inventory challenges by partnering with suppliers that can dedicate their attention and products to us, leveraging operational forecasts to assist in making purchase orders with sufficient lead time, using standard size products that are interchangeable, and holding select products on hand to ensure availability. In recent periods we have focused on being strategic in the contracts we enter into and the vendors we use. Over the last few quarters, we have seen improvements in our cycle time from beginning construction on a home to final delivery to the homebuyer. We believe these steps will allow us to continue to shorten our construction cycle time. Costs of construction have generally increased over recent quarters at a moderate pace. Higher construction costs to build our homes are primarily being driven by increased land costs in the markets we operate in and financing costs driven in large part by higher interest rates.

Sustained higher mortgage interest rates have amplified challenges to affordability for many potential homebuyers and put pressure on demand across the nation. While our absorption and cancellation rates have stabilized to a large extent as many homebuyers acclimated to a higher interest rate environment, continued inflation, and the potential for interest rates to remain high, continues to cause affordability concerns and market uncertainty. These concerns have continued to cause challenges across the homebuilding industry throughout 2024. Although we saw marginal relief in mortgage interest rates at the end of the third quarter of 2024, and expect rates to trend downward in coming quarters, there can be no assurance as to the direction, timing, and magnitude of any such movement. We expect future federal funds rate changes by the Federal Reserve to precede and ultimately drive mortgage interest rates changes. Those changes can significantly influence our absorption and cancellation rates. Even as rates show signs of easing, some homebuyers, anticipating further decreases in rates, may continue to delay purchasing a home. In light of these expectations, we are focusing our sales and marketing efforts on addressing affordability through a commitment to lower fixed interest rate incentive programs as well as providing purchase incentives, subject to managing our inventory levels in the market. We manage certain nationwide marketing programs, however incentives are specifically tailored to the circumstances of each community. We regularly perform stress tests on our backlog to identify homebuyers that are most likely to cancel their sales contracts, without intervention, due to higher costs from rising interest rates.

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
Landsea Homes Corp. | Q3 2024 Form 10-Q | 22

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

In March 2024, Landsea Holdings Corporation (“Landsea Holdings”), the Company’s then-majority stockholder, completed an underwritten secondary offering of approximately 2.8 million shares of the Company’s common stock. The Company did not receive any proceeds from the sale of shares by Landsea Holdings. The Company paid costs, fees, and expenses for the offering of $0.6 million. Immediately following completion of such sale by Landsea Holdings, the aggregate beneficial ownership of Landsea Holdings fell below 50% of our outstanding shares of common stock. As a result, we no longer qualify as a “controlled company” under The Nasdaq Stock Market LLC listing standards. In September 2024, Landsea Holdings’ ownership further decreased and was less than 25% of our outstanding shares of common stock as of September 30, 2024.

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

Summary Results of Operations

For the nine months ended September 30, 2024, home sales revenue increased 31% to $1,036.4 million from $790.2 million and home deliveries increased 30% to 1,894 units from 1,459 units, in each case as compared to the same period in the prior year. The increase in home sales revenue and home deliveries year-over-year is primarily the result of improvements in our California and Arizona segments as well as the addition of Antares in our Texas segment and Richfield to begin our Colorado segment. The results were also impacted by the sale of model homes in June and July 2024 which we immediately leased back. The model home sales generated $64.9 million and $61.5 million in home sales revenue and cost of sales, respectively. These improvements were partially offset by challenges to affordability across all of our operating segments as mortgage interest rates remain high and more incentives are required to sustain demand. In total, net income for the nine months ended September 30, 2024 was $15.4 million compared to $19.5 million in the corresponding prior year period.

Landsea Homes Corp. | Q3 2024 Form 10-Q | 23

We remain focused on growth and view our ability to maintain optimal leverage ratios as a key factor in obtaining the financing required in order to expand. While we have grown organically and through acquisitions in recent years, we have been able to act on our strategy and be opportunistic about acquisitions and other growth opportunities. Our debt to capital ratio increased to 51.8% as of September 30, 2024 following the acquisition of Antares compared to 44.1% as of December 31, 2023. Our net debt to total capital ratio (a non-GAAP financial measure; see below for the definition and reconciliation to the most directly comparable GAAP measure) increased to 49.2% as of September 30, 2024 compared to 30.4% as of December 31, 2023. We believe the continued strength of our balance sheet and operating platform position us well to continue to execute our growth strategy and are focused on reducing our leverage ratios over time.

We anticipate the homebuilding markets in each of our operating segments to be tied to both the local economy and the macro-economic environment. Accordingly, net orders, home deliveries, and average selling price (“ASP”) can be negatively affected by economic conditions, such as rising interest rates, decreases in employment and median household incomes, decreases in household formations, and increases in supply of inventories. Shortages in labor or materials can also significantly increase costs, reduce gross margins, and lower our overall profitability. During the nine months ended September 30, 2024 we observed improved absorption rates in all markets, except California, compared to the same period in the prior year, primarily due to successful sales promotions that have helped generate sales, partially offset by continued high mortgage interest rates and concerns about home affordability. In California, with limited exceptions, our current product offerings are at a slightly higher price point than the comparable period in the prior year and therefore a lower absorption is to be expected. Mortgage interest rates continue to be a primary concern for homebuyers and while we continue to see stabilization in most markets, homebuyers continue to be sensitive to mortgage interest rates. Our results have been impacted, and could be further impacted, by continued challenges in home affordability as a result of price appreciation, elevated mortgage interest rates, or tightening of mortgage lending standards.

Landsea Homes Corp. | Q3 2024 Form 10-Q | 24

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

	Three Months Ended September 30,
	2024				2023				% Change
	Homes	Dollar Value	ASP	Monthly Absorption Rate	Homes	Dollar Value	ASP	Monthly Absorption Rate	Homes	Dollar Value	ASP	Monthly Absorption Rate
	(dollars in thousands)
Arizona	192	$85,689	$446	3.4	136	$59,444	$437	2.7	41%	44%	2%	26%
California	70	54,020	772	2.3	140	128,352	917	4.1	(50%)	(58%)	(16)%	(44%)
Colorado	24	11,462	478	2.7	—	—	N/A	—	N/A	N/A	N/A	N/A
Florida	209	103,584	496	2.3	210	97,245	463	2.3	—%	7%	7%	—%
Metro New York	—	—	N/A	N/A	—	—	N/A	—	N/A	N/A	N/A	N/A
Texas	131	52,834	403	2.1	—	—	N/A	—	N/A	N/A	N/A	N/A
Total	626	$307,589	$491	2.5	486	$285,041	$587	2.7	29%	8%	(16)%	(7%)

	Nine Months Ended September 30,
	2024				2023				% Change
	Homes	Dollar Value	ASP	Monthly Absorption Rate	Homes	Dollar Value	ASP	Monthly Absorption Rate	Homes	Dollar Value	ASP	Monthly Absorption Rate
	(dollars in thousands)
Arizona	644	$289,652	$450	3.5	474	$201,452	$425	3.2	36%	44%	6%	9%
California	305	264,503	867	3.5	520	446,045	858	4.9	(41%)	(41%)	1%	(29%)
Colorado	81	37,253	460	3.3	—	—	N/A	N/A	N/A	N/A	N/A	N/A
Florida	731	346,195	474	2.7	551	240,269	436	2.1	33%	44%	9%	29%
Metro New York	1	4,475	4,475	N/A	—	—	N/A	N/A	N/A	N/A	N/A	N/A
Texas	236	96,675	410	1.9	4	4,194	1,049	1.5	5800%	2205%	(61)%	27%
Total	1,998	$1,038,753	$520	2.9	1,549	$891,960	$576	3.0	29%	16%	(10)%	(3%)

In the Arizona segment, for both the three and nine months ended September 30, 2024, we experienced improvements across all of the metrics outlined above compared to the prior year period. We believe this was due to the continued use of sales programs throughout a challenging environment for affordability. Interest rates had a significant impact on our Arizona segment during the three and nine months ended September 30, 2023, and resulted in lower net orders at that time. Although interest rates continue to be high, we have seen the market partially stabilize around those higher rates and expectations. While we continue to use targeted incentives, ASP increased and we experienced a significant amount of business during the period, resulting in a significant increase in net new orders. Even though these metrics improved during the three and nine months ended September 30, 2024, the current interest rate environment may continue to present challenges to our business throughout all of our segments.

In the California segment, the decrease in net new orders’ count and dollar value for both the three and nine months ended September 30, 2024, compared to the corresponding prior period was primarily due to community turnover along with continued challenges from the current interest rate environment. We are in the process of transitioning from some of our larger projects to new projects which are just beginning to sell. These communities have varied price points. In the months leading up to the current period, we substantially sold out three older communities which provided a significant number of orders and dollar value during the comparable period. Additionally, during the first three months of 2024, we had primarily been selling homes in communities with higher price points while two of the new communities we opened during the most recent six months ended September 30, 2024, have sales prices at a more attainable price point for the local market and we have seen additional sales coming from those communities. This change in product mix for the period contributed to the decrease in our overall ASP. Like other markets, California continues to
Landsea Homes Corp. | Q3 2024 Form 10-Q | 25

see challenges from higher interest rates and there is still uncertainty about the long-term trends as consumers continue evaluating prices and overall payments in the current environment.

Our operations in our Colorado segment began in October 2023 with the acquisition of the assets of Richfield. During the three and nine months ended September 30, 2024, the Colorado segment had 24 and 81 net new home orders, respectively, with ASPs of $0.5 million during both periods.

Our Florida segment has shown improvement across most net new home order metrics for both the three and nine months ended September 30, 2024, compared to the corresponding prior period. Additional incentives continue to be key for this segment in selling homes at our desired pace. While this has kept ASPs from rising even higher, we have generally been able to drive more net new orders at a quicker pace. We continue to strive for the right balance between incentives and sales pace and are seeing the greater absorption that we have been striving for in the market. As with our other segments, buyers are still sensitive to interest rate increases which may continue to present additional challenges even as interest rates are expected to decrease over the next several quarters.

The Metro New York segment has one community, with only one residential unit and a retail space remaining to sell and deliver as of September 30, 2024.

During the three and nine months ended September 30, 2024, our Texas segment began integrating the operations of Antares following the acquisition in April 2024. This led to an increase in net new home orders, dollar value, and absorption compared to the comparable prior periods. We expect new orders to rise throughout the year as we continue to expand our footprint in Texas and build our reputation in the areas where our communities are located.

Average Selling Communities

Average selling communities is the sum of communities actively selling homes each month, divided by the total months in the calculation period.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
Arizona	19.0	17.0	12%	20.3	16.7	22%
California	10.0	11.3	(12%)	9.8	11.8	(17%)
Colorado	3.0	—	N/A	2.7	—	N/A
Florida	30.3	31.0	(2%)	29.8	29.5	1%
Metro New York	—	—	N/A	—	—	N/A
Texas	21.0	—	N/A	14.1	0.3	4,600%
Total	83.3	59.3	40%	76.7	58.3	32%

Landsea Homes Corp. | Q3 2024 Form 10-Q | 26

Home Deliveries and Home Sales Revenue

The changes in home sales revenue are the result of changes in the number of homes delivered and the ASP of those delivered homes. Commentary on significant changes for each of the segments in these metrics is provided below.

	Three Months Ended September 30,
	2024			2023			% Change
	Homes	Dollar Value	ASP	Homes	Dollar Value	ASP	Homes	Dollar Value	ASP
	(dollars in thousands)
Arizona	192	$85,333	$444	115	$50,314	$438	67%	70%	1%
California	110	96,900	881	115	103,982	904	(4)%	(7)%	(3)%
Colorado	40	18,881	472	—	—	N/A	N/A	N/A	N/A
Florida	162	72,768	449	218	103,766	476	(26)%	(30)%	(6)%
Metro New York	—	—	N/A	—	—	N/A	N/A	N/A	N/A
Texas	125	51,728	414	—	—	N/A	N/A	N/A	N/A
Total	629	$325,610	$518	448	$258,062	$576	40%	26%	(10)%

	Nine Months Ended September 30,
	2024			2023			% Change
	Homes	Dollar Value	ASP	Homes	Dollar Value	ASP	Homes	Dollar Value	ASP
	(dollars in thousands)
Arizona	588	$260,325	$443	445	$193,438	$435	32%	35%	2%
California	395	363,005	919	315	270,756	860	25%	34%	7%
Colorado	81	37,936	468	—	—	N/A	N/A	N/A	N/A
Florida	604	275,133	456	694	320,162	461	(13)%	(14)%	(1)%
Metro New York	1	4,475	4,475	1	1,649	1,649	—%	171%	171%
Texas	225	95,510	424	4	4,194	1,049	5525%	2177%	(60)%
Total	1,894	$1,036,384	$547	1,459	$790,199	$542	30%	31%	1%

Our Arizona segment delivered more homes at sustained price points during both the three and nine months ended September 30, 2024 compared to the corresponding prior periods. The increase in home deliveries and revenue was primarily the result of increased new home orders in recent quarters as our sales incentives took hold and produced positive growth in our sales and ultimate delivery to customers. We have also seen some stabilization in incentives needed to deliver homes during the three and nine months ended September 30, 2024 compared to the corresponding prior periods, however market uncertainty remains and future deliveries may require additional incentives until interest rates improve further.

Our California segment delivered more homes at higher price points during the nine months ended September 30, 2024 compared to the corresponding prior period. The increase in home deliveries, revenue, and ASP during the nine months ended September 30, 2024, was driven primarily by communities at which we are closing homes mostly with slightly higher price points. During the three months ended September 30, 2024, we delivered fewer homes as some of our communities closed out in recent periods and we are focused on driving sales at our new communities. Market uncertainty remains a key factor during the current period and future deliveries may require additional incentives until interest rates improve further.

We began operations in the Colorado segment in October 2023 following the acquisition of the assets of Richfield. For the three and nine months ended September 30, 2024, the Colorado segment delivered 40 and 81 homes and generated $18.9 million and $37.9 million in home sales revenue, respectively.

Our Florida segment delivered fewer homes during both the three and nine months ended September 30, 2024 compared to the same periods in the prior year. The decrease during the periods was the result of fewer net new orders in recent periods as customers grapple with higher mortgage interest rates. Fluctuations in mortgage interest rates continue to cause uncertainty with buyers. Similar to our other segments, market uncertainty and concerns of affordability remain and could impact future results further.

Landsea Homes Corp. | Q3 2024 Form 10-Q | 27

The Metro New York segment has one community and delivered one of its final two residential units during the nine months ended September 30, 2024. The segment has only one more residential unit and a retail space remaining to deliver as of September 30, 2024.

During the three and nine months ended September 30, 2024, our Texas segment began integrating the operations of Antares following the acquisition in April 2024. This led to an increase in home deliveries and revenue compared to the comparable prior periods. We expect deliveries to rise throughout the year as we continue to expand our footprint in Texas and build our reputation in the areas where our communities are located.
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

	Three Months Ended September 30,
	2024	%	2023	%
	(dollars in thousands)
Home sales revenue	$325,610	100.0%	$258,062	100.0%
Cost of home sales	270,091	82.9%	209,753	81.3%
Home sales gross margin	55,519	17.1%	48,309	18.7%
Add: Interest in cost of home sales	12,285	3.8%	9,713	3.8%
Add: Real estate inventories impairment	800	0.2%	—	—%
Adjusted home sales gross margin excluding interest and real estate inventories impairment (1)	68,604	21.1%	58,022	22.5%
Add: Purchase price accounting for acquired inventory	5,604	1.7%	3,865	1.5%
Adjusted home sales gross margin excluding interest, real estate inventories impairment, and purchase price accounting for acquired inventory (1)	$74,208	22.8%	$61,887	24.0%

	Nine Months Ended September 30,
	2024	%	2023	%
	(dollars in thousands)
Home sales revenue	$1,036,384	100.0%	$790,199	100.0%
Cost of home sales	874,724	84.4%	647,642	82.0%
Home sales gross margin	161,660	15.6%	142,557	18.0%
Add: Interest in cost of home sales	39,916	3.9%	21,531	2.7%
Add: Real estate inventories impairment	800	0.1%	4,700	0.6%
Adjusted home sales gross margin excluding interest and real estate inventories impairment (1)	202,376	19.5%	168,788	21.4%
Add: Purchase price accounting for acquired inventory	16,679	1.6%	14,060	1.8%
Adjusted home sales gross margin excluding interest, real estate inventories impairment, and purchase price accounting for acquired inventory (1)	$219,055	21.1%	$182,848	23.1%
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

Home sales gross margin decreased by 160 basis points and 240 basis points from the corresponding periods in 2023 to 17.1% and 15.6% for the three and nine months ended September 30, 2024. The decrease is primarily due to the need for continued sales discounts and incentives to drive sales and delivery activity in the current period coupled with higher land acquisition costs as well as higher interest costs due to the rising interest rate environment. Adjusted home sales gross margin excluding interest, real estate inventories impairment, and purchase price accounting for acquired inventory decreased 120 basis points and 200 basis points to
Landsea Homes Corp. | Q3 2024 Form 10-Q | 28

22.8% and 21.1% for the three and nine months ended September 30, 2024 compared to the corresponding period in 2023. Land costs increased and discounts and incentives remained an important part of our sales strategy for the three and nine months ended September 30, 2024, compared to the prior year period. The incentives primarily related to mortgage interest rate buydowns on behalf of our home-buyers.

Backlog

Backlog reflects the number of homes, net of cancellations, for which we have entered into a sales contract with a customer but have not yet delivered the home.

	September 30, 2024			September 30, 2023			% Change
	Homes	Dollar Value	ASP	Homes	Dollar Value	ASP	Homes	Dollar Value	ASP
	(dollars in thousands)
Arizona	152	$70,760	$466	134	$58,000	$433	13%	22%	8%
California	71	59,668	840	284	253,735	893	(75)%	(76)%	(6)%
Colorado	14	6,857	490	—	—	N/A	N/A	N/A	N/A
Florida	373	199,546	535	342	171,004	500	9%	17%	7%
Metro New York	—	—	N/A	—	—	N/A	N/A	N/A	N/A
Texas(1)	81	36,283	448	—	—	N/A	N/A	N/A	N/A
Total	691	$373,114	$540	760	$482,739	$635	(9)%	(23)%	(15)%
(1)     Backlog acquired in Texas at the date of the Antares acquisition was 70 homes with a value of $35,118 thousand.

The decrease in the number of backlog homes and value as of September 30, 2024 as compared to September 30, 2023 is primarily attributable to more of our buyers desiring quick move-in homes for certainty of delivery and certainty of payment. Therefore, we are converting our backlog at a faster rate in 2024 versus the same period in 2023. As our home deliveries have outpaced net new orders in California, our backlog has decreased. This is due in part to the transition of communities described above in that we’ve recently closed out of larger communities while newer offerings are opening for sale. We also continue to see significant homebuyer demand in California for quick move-in homes which can frequently enter into a sales contract and be delivered in the same quarter. In Arizona, we have seen demand generally stabilize compared to the corresponding period in the prior year. The decrease in backlog is partially offset by backlog throughout the Dallas Fort Worth metropolitan area acquired as part of our acquisition of Antares. Overall, the current market environment remains uncertain and further challenges could persist.

Lot Sales and Other Revenue

Lot sales and other revenue and gross margin can vary significantly between reporting periods based on the number of lots under contract and the percentage of completion related to the development activities required as part of the lot sales and other contracts. For the three and nine months ended September 30, 2024, we recognized $12.9 million and $27.3 million, respectively, of lot sales and other revenue in our Arizona and Florida segments related to the sale of lots and, in certain cases, the subsequent development of lots under contract. For the three and nine months ended September 30, 2023, we recognized $19.3 million and $22.1 million, respectively, of lot sales and other revenue in our Arizona segment related to the subsequent development of lots sold in prior periods.

As of September 30, 2024 and December 31, 2023, we had contract assets of $2.6 million and $6.0 million, respectively, related to lot sales and other revenue. The contract asset balance is included in other assets on the Company’s consolidated balance sheets and represents cash to be received for work already performed on lot sale and other contracts. The amount of the transaction price for lot sales and other contracts allocated to performance obligations that were unsatisfied or partially unsatisfied, as of September 30, 2024 and December 31, 2023 was $0.2 million and $1.1 million, respectively.

As of September 30, 2024 the Company had no deferred revenue related to lot sales and other revenue included in accrued expenses and other liabilities in the Company’s consolidated balance sheets. As of December 31, 2023, the Company had $0.2 million deferred revenue related to lot sales and other revenue. We recognize these amounts as development progresses and the related performance obligations are completed.

Landsea Homes Corp. | Q3 2024 Form 10-Q | 29

Lots Owned or Controlled

The table below summarizes the lots owned or controlled by reportable segment as of the dates presented. Lots controlled includes lots where we have placed a deposit and have a signed purchase contract or rolling option contract.

	September 30, 2024			September 30, 2023
	Lots Owned	Lots Controlled	Total	Lots Owned	Lots Controlled	Total	% Change
Arizona	1,476	1,412	2,888	1,833	1,534	3,367	(14%)
California	654	950	1,604	718	1,415	2,133	(25%)
Colorado	144	224	368	—	—	—	N/A
Florida	1,896	1,532	3,428	2,388	1,606	3,994	(14%)
Metro New York	1	—	1	2	—	2	(50%)
Texas	1,077	2,502	3,579	130	1,577	1,707	110%
Total	5,248	6,620	11,868	5,071	6,132	11,203	6%

The total lots owned or controlled at September 30, 2024 increased 6% from September 30, 2023, primarily as a result of the Antares acquisition in April 2024. While we continue to deliver on owned homes and take possession of lots previously under contract, we are monitoring the market to appropriately manage future lot contracts. Our goal remains to maintain a strong balance sheet while entering into contracts for new lots when we are satisfied that the timing and metrics support our actions.

Results of Operations by Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Pretax income (loss)	(dollars in thousands)		(dollars in thousands)
Arizona	$7,792	$5,253	$12,625	$4,826
California	9,580	9,795	28,788	17,184
Colorado	167	—	(1,913)	—
Florida	2,026	4,378	7,850	23,993
Metro New York	(636)	(917)	(2,885)	(1,818)
Texas	(1,142)	(1,383)	(5,880)	(4,144)
Corporate	(2,898)	(4,577)	(18,387)	(14,246)
Total	$14,889	$12,549	$20,198	$25,795

Our Arizona segment recorded pretax income of $7.8 million and $12.6 million in the three and nine months ended September 30, 2024 compared to pretax income of $5.3 million and $4.8 million in the comparable periods in 2023. The increase in pretax income during the current periods was primarily due to an increase in deliveries and home sales revenue despite the incentives required to continue to close homes at our desired pace as well as slightly lower sales, marketing, and general and administrative (“SG&A”) expenses as a percentage of home sales revenue during the current periods.

Our California segment recorded pretax income of $9.6 million and $28.8 million for the three and nine months ended September 30, 2024 compared to pretax income of $9.8 million and $17.2 million in the comparable period in 2023. The increase in pretax income during the nine-month period was primarily due to a comparative increase in deliveries and home sales revenue as well as lower SG&A expenses as a percentage of home sales revenue compared to the corresponding periods in the prior year. This was partially offset by increased costs of home sales resulting in lower gross margins.

Colorado operations began in October 2023 with the acquisition of the assets of Richfield. Our Colorado segment recorded pretax income of $0.2 million and pretax loss of $1.9 million for the three and nine months ended September 30, 2024, respectively.

Our Florida segment recorded pretax income of $2.0 million and $7.9 million for the three and nine months ended September 30, 2024 compared to pretax income of $4.4 million and $24.0 million in the comparable period in 2023. As noted above, slower net new orders during much of 2023 driven primarily by rising mortgage interest rates resulted in lower deliveries in the nine months
Landsea Homes Corp. | Q3 2024 Form 10-Q | 30

ended September 30, 2024. Lower gross margins driven primarily by the need for incentives as well as higher SG&A expenses as a percentage of home sales revenue compared to the corresponding periods in the prior year have suppressed the segment’s net income. Increased incentives and marketing efforts have been effective in increasing net new orders and we expect to see those deliveries and increased revenue reflected in upcoming quarters. Higher inflation and mortgage interest rates may still present challenges in the near future.

The Metro New York segment recorded a pretax loss of $0.6 million and $2.9 million for the three and nine months ended September 30, 2024 compared to pretax loss of $0.9 million and $1.8 million in the comparable period in 2023. We continue to wind down the sales and deliveries activities in this segment.

Our Texas segment recorded pretax loss of $1.1 million and $5.9 million for the three and nine months ended September 30, 2024 compared to pretax loss of $1.4 million and $4.1 million in the comparable period in 2023. During the three and nine months ended September 30, 2024, our Texas segment began integrating the operations of Antares following the acquisition in April 2024, which led to incremental costs from Antares’ operations. Additionally, gross margins at Texas are subject to the effects of purchase price accounting adjustments which increased the book value of our real estate inventories at the time of acquisition and will continue to result in lower gross margins for a period of time until the acquired inventories are delivered.

We have also identified our Corporate operations as a non-operating segment, as it serves to support the business’s operations through functional departments such as executive, finance, treasury, human resources, accounting, and legal. The majority of the Corporate personnel and resources are dedicated to activities relating to the business’s operations and are allocated accordingly. The Corporate non-operating segment generated a larger pretax loss during the nine months ended September 30, 2024 compared to the prior year period primarily due to transaction costs resulting from the Antares acquisition and the secondary offering in the first half of the year. Debt costs related to the issuance of senior notes and the modification of our revolving credit facility including the write-off of previous deferred financing costs, as well as one-time severance costs also contributed to the corporate operations costs.

Sales, Marketing, and General and Administrative Expenses

	Three Months Ended September 30,		As a Percentage of Home Sales
	2024	2023	2024	2023
	(dollars in thousands)
Sales and marketing expenses	$23,445	$16,930	7.2%	6.6%
General and administrative expenses	21,932	25,463	6.7%	9.9%
Total sales, marketing, and G&A expenses	$45,377	$42,393	13.9%	16.5%

	Nine Months Ended September 30,		As a Percentage of Home Sales
	2024	2023	2024	2023
	(dollars in thousands)
Sales and marketing expenses	$66,596	$51,672	6.4%	6.5%
General and administrative expenses	77,569	74,223	7.5%	9.4%
Total sales, marketing, and G&A expenses	$144,165	$125,895	13.9%	15.9%

For the three and nine months ended September 30, 2024, sales and marketing expenses increased compared to the prior year period primarily due to the increasing volume of sales and deliveries and thus related commission costs as well as higher marketing and advertising costs in the current period. General and administrative (“G&A”) costs also increased during the nine months ended September 30, 2024 primarily due to transaction costs associated with the Antares acquisition and one-time severance costs. Continuing compensation and other administrative costs grew as we brought on the additional employees related to the Antares acquisition. G&A costs decreased during the three months ended September 30, 2024 compared to the corresponding prior period due to lower compensation, including the effects of the recent reduction-in-force, partially offset by additional costs from the Antares acquisition.

The SG&A expense rate as a percentage of home sales revenue for the three and nine months ended September 30, 2024 was 13.9% and 13.9%, a decrease of 2.6% and 2.0% from the prior year periods, respectively. The SG&A expense rate decreased primarily due to higher deliveries and home sales revenue in the current periods compared to the corresponding period in the prior year. This
Landsea Homes Corp. | Q3 2024 Form 10-Q | 31

more than offset the increases in SG&A expenses discussed above. We expect to continue to be able to further leverage our G&A base, including wages, and reduce the percentage of SG&A compared to home sales revenue in future periods.

Other income (expense), net

Other income (expense), net for the three and nine months ended September 30, 2024 is primarily the result of income from our Landsea Elements activities. During the nine months ended September 30, 2024 the results were offset by a $5.2 million write-off of previously deferred financing costs associated with the amendment of the revolving credit facility in April 2024.

Provision for Income Taxes

Income taxes for the three and nine months ended September 30, 2024 were $3.5 million and $4.8 million, respectively. Income taxes for the three and nine months ended September 30, 2023 was $3.1 million and $6.3 million, respectively. The effective tax rate for the three and nine months ended September 30, 2024 was 23.5% and 24.0% compared to 24.4% and 24.5% for the three and nine months ended September 30, 2023. The difference between the statutory tax rate and the effective tax rate for the three and nine months ended September 30, 2024 was primarily related to state income taxes net of federal income tax benefits and estimated deduction limitations for executive compensation under Section 162(m), partially offset by tax credits for energy-efficient homes. The difference between the statutory tax rate and the effective tax rate for the three and nine months ended September 30, 2023, was primarily related to state income taxes net of federal income tax benefits and estimated deduction limitations for executive compensation under Section 162(m), partially offset by tax credits for energy-efficient homes.

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
Liquidity and Capital Resources
Overview
As of September 30, 2024, we had $36.3 million of cash, cash equivalents, and cash held in escrow, a $132.4 million decrease from December 31, 2023. The change was primarily due to the acquisition of Antares, net paydowns of our revolving credit facility, and ordinary business activities as cash from home deliveries was primarily reinvested to acquire and construct additional real estate inventories. This was partially offset by cash receipts from the issuance of $300 million of senior notes. See below for additional information on the senior notes. Cash held in escrow represents closings happening immediately before quarter-end in which we received the funds from the title company subsequent to September 30, 2024.
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
Landsea Homes Corp. | Q3 2024 Form 10-Q | 32

We expect to generate cash from the sale of inventory including homes under construction. We generally intend to re-deploy the cash generated from the sale of inventory to acquire and develop strategic, well-positioned lots that represent opportunities to generate future income and cash flows by allocating capital to best position us for long-term success. When it meets our strategic goals, we may continue to purchase companies that strengthen our position in markets in a way that would not be possible with organic growth. As we continue to expand our business, we expect that our cash outlays for land purchases and development may, at times, exceed our cash generated by operations.
We intend to utilize debt as part of our ongoing financial strategy, coupled with redeployment of cash flows from operations to finance our business. We believe the continued strength of our balance sheet and operating platform position us well to continue to execute our growth strategy and are focused on reducing our leverage ratios over time, with approximate targets for our debt to capital and net debt to total capital ratios in the mid-40s and mid-30s, respectively. As of September 30, 2024, we had outstanding borrowings of $757.4 million in aggregate principal, excluding discount and deferred loan costs, and had $226.7 million in additional borrowing capacity under our credit facility. We will consider several factors when evaluating our level of indebtedness and when making decisions regarding the incurrence of new indebtedness, including the purchase price of assets to be acquired with debt financing, the market value of our assets and the ability of particular assets, and our business as a whole, to generate cash flow to cover the expected debt service. In addition, our Amended Credit Agreement and the agreements governing our Senior Notes (both as defined below) contain certain financial covenants, among other things, which limit the amount of leverage we can maintain, as well as minimum tangible net worth and liquidity requirements.
We believe that we will be able to fund our current and foreseeable liquidity needs with our cash on hand, cash generated from operations, and cash expected to be available from our credit facility or through accessing debt or equity capital as needed.

Line of Credit Facility
In October 2021, the Company entered into a line of credit agreement which was amended in April 2024 (the “Amended Credit Agreement”). The Amended Credit Agreement provides for a senior unsecured borrowing of up to $455.0 million of which there was $207.4 million outstanding as of September 30, 2024. As part of the amendment, the Company wrote off $5.2 million of previously deferred financing costs associated with the line of credit facility prior to the amendment. This write-off is included in other (expense) income, net on the consolidated statements of operations. The Company may increase the borrowing capacity up to $850.0 million, under certain conditions. Funds available under the Amended Credit Agreement are subject to a borrowing base requirement which is calculated on specified percentages of our real estate inventories. The Borrowings under the Amended Credit Agreement bear interest at a daily simple Secured Overnight Financing Rate (“SOFR”) rate, a term SOFR rate, or a base rate (in each case calculated in accordance with the Amended Credit Agreement), plus, in each case, an applicable margin. The applicable margin is adjusted by reference to a grid based on a leverage ratio calculated in accordance with the Amended Credit Agreement. As of September 30, 2024, the applicable margin was 3.40%. The Amended Credit Agreement matures in April 2027. The Amended Credit Agreement matures in April 2027. As of September 30, 2024, the interest rate on the loan was 8.23%.
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
Our Senior Notes are not secured, however, the agreements governing the Senior Notes contain some restrictions on secured debt and other transactions. Our Senior Notes are fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by most of our homebuilding segment subsidiaries. The Senior Notes are redeemable in whole or in part at any time at our option, with a standard make whole provision until July 17, 2025 then at premiums that vary based upon the remaining term of the Senior Notes to be redeemed.
Landsea Homes Corp. | Q3 2024 Form 10-Q | 33

Financial Covenants

The Amended Credit Agreement and the Note Purchase Agreement have certain financial covenants, including requirements for us to maintain a minimum liquidity balance, minimum tangible net worth as well as maximum leverage and interest coverage ratios. See the table below for the covenant calculations.

	September 30, 2024		December 31, 2023
Financial Covenants	Actual	Covenant Requirement	Actual	Covenant Requirement
	(dollars in thousands)		(dollars in thousands)
Minimum Liquidity Covenant (1)	$246,761	$50,000	$431,265	$50,000
Interest Coverage Ratio (2)	2.03	2.00	2.18	2.00
Tangible Net Worth (3)	$518,821	$399,987	$619,713	$410,578
Maximum Leverage Ratio (4)	58.0%	<60%	39.3%	<60%
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

The Amended Credit Agreement and agreements governing the Senior Notes also contain certain restrictive covenants, including limitations on incurrence of other indebtedness, liens, dividends and other distributions, asset dispositions, restricted payments, investments, and limitations on fundamental changes. They contain customary events of default for such facilities, subject to cure periods in certain circumstances, which would result in the termination of the commitments in the case of the Amended Credit Agreement and permit the lenders or holders, as applicable, to accelerate payment on outstanding amounts. These events of default include nonpayment of principal, interest, and fees or other amounts; breach of covenants, including those described above; inaccuracy of representations and warranties; cross default to certain other indebtedness; unpaid judgments; and certain bankruptcy and other insolvency events. As of September 30, 2024, we were in compliance with all covenants under each of our Amended Credit Agreement and the agreements governing the Senior Notes.

Letters of Credit and Performance Bonds

In the ordinary course of business, and as part of the entitlement and development process, the Company’s subsidiaries are required to provide performance bonds to assure completion of certain public facilities. The Company had $115.8 million and $109.3 million of performance bonds outstanding at September 30, 2024 and December 31, 2023, respectively.

Cash Flows—Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023

For the nine months ended September 30, 2024 and 2023, the comparison of cash flows is as follows:

•Net cash used in operating activities was $18.2 million during the nine months ended September 30, 2024 compared to net cash provided by operating activities of $2.1 million during the same period in 2023. The decrease in net cash from operating activities was primarily due to a $43.6 million increase in cash spent on real estate inventories and a $25.0 million increase in cash spent on other assets compared to the prior period. These cash movements were partially offset by an increase of $38.9 million compared to the prior period in collections of cash held in escrow, as well as fewer payments on accounts payable and accrued expenses in the normal course of business resulting in an increase of $10.1 million in cash from operating activities.

•Net cash used in investing activities was $240.1 million during the nine months ended September 30, 2024, compared to $5.5 million during the same period in 2023. This difference was related to payments of $235.0 million, net of cash received, which we made in connection with our acquisition of Antares in April 2024, while we did not acquire any businesses in the prior period.

Landsea Homes Corp. | Q3 2024 Form 10-Q | 34

•Net cash provided by financing activities was $171.0 million during the nine months ended September 30, 2024, compared to $13.3 million during the same period in 2023. The increase in cash received was primarily due to the issuance of $300.0 million worth of senior notes during the nine months ended September 30, 2024 compared to $242.5 million, net of discount, in the prior period. We also had net proceeds of $14.9 million from other financing transactions, less net repayments on the revolving credit facility of $81.7 million, and $14.7 million less spent on repurchases of our common stock compared to the prior period. This was partially offset by a $9.9 million increase in cash distributions to a partner which holds a noncontrolling interest in one of our consolidated joint ventures.
Option Contracts

In the ordinary course of business, we enter into land purchase contracts in order to procure lots for the construction of homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require a cash deposit, and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers and others as a method of acquiring land in staged takedowns, to help manage the financial and market risk associated with land holdings, and to reduce the use of funds from financing sources. Option contracts generally require payment of a non-refundable deposit for the right to acquire lots over a specified period of time at pre-determined prices. Our obligations with respect to purchase contracts and option contracts are generally limited to the forfeiture of the related non-refundable cash deposits. As of September 30, 2024, we had outstanding purchase and option contracts totaling $713.3 million, net of $105.3 million related cash deposits (of which $1.7 million was refundable) pertaining to these contracts. As of December 31, 2023, we had outstanding purchase and option contracts totaling $663.1 million, net of $96.2 million related cash deposits (of which $1.0 million was refundable) pertaining to these contracts.

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

Material Cash Requirements

As of September 30, 2024, there had been no material changes to our known contractual and other obligations appearing in the “Material Cash Requirements” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 29, 2024.
Stock Repurchases
In March 2023, the Board of Directors authorized a stock repurchase program allowing for the repurchase of up to $10.0 million worth of common stock, with an expiration of December 31, 2023. In July 2023, the Board of Directors authorized additional capacity of approximately $3.3 million, with an expiration date of December 31, 2023, and an additional $10.0 million with no stated expiration date. In October 2023, the Board of Directors authorized additional capacity of $20.0 million with no stated expiration date. No additional stock repurchase authorizations occurred during the three and nine months ended September 30, 2024.
During the nine months ended September 30, 2024, the Company repurchased 534,436 shares of common stock for a total of $6.4 million, excluding commissions, which was recorded as a reduction to additional paid-in capital. During the three months ended September 30, 2024, the Company did not repurchase any shares of common stock. As of September 30, 2024, the Company had approximately $2.5 million in remaining capacity from previous authorizations. During the three and nine months ended September 30, 2023, the Company repurchased 1,391,867 and 2,360,736 shares of common stock for a total of $13.7 million and $21.2 million, respectively, excluding commissions, which was recorded as a reduction to additional paid-in capital. A portion of these shares were repurchased directly from the Company’s majority shareholder at the time. Refer to Note 9 – Related Party Transactions for additional information.
The timing and amount of repurchases are based on a variety of factors such as the market price of the Company's common stock, corporate and contractual requirements, market and economic conditions, and legal requirements.
Landsea Homes Corp. | Q3 2024 Form 10-Q | 35

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

Landsea Homes Corp. | Q3 2024 Form 10-Q | 36

See table below reconciling this non-GAAP measure to the ratio of debt to capital.

	September 30, 2024	December 31, 2023
	(dollars in thousands)
Total notes and other debts payable, net	$732,138	$543,774
Total equity	681,022	688,352
Total capital	$1,413,160	$1,232,126
Ratio of debt to capital	51.8%	44.1%

Total notes and other debts payable, net	$732,138	$543,774
Less: cash and cash equivalents	32,198	119,555
Less: cash held in escrow	4,054	49,091
Net debt	695,886	375,128

Total capital	$1,413,160	$1,232,126
Ratio of net debt to total capital	49.2%	30.4%

EBITDA and Adjusted EBITDA

The following table presents EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2024 and 2023. Adjusted EBITDA is a non-GAAP financial measure used by management in evaluating operating performance. We define Adjusted EBITDA as net income before (i) income tax (benefit) expense, (ii) interest expenses, (iii) depreciation and amortization, (iv) real estate inventories impairment, (v) purchase accounting adjustments for acquired work in process inventory related to business combinations, (vi) loss on debt modification, (vii) transaction costs related to business combinations, (viii) write-off of deferred offering costs, and (ix) abandoned projects costs. We believe Adjusted EBITDA provides an indicator of general economic performance that is not affected by fluctuations in interest, effective tax rates, levels of depreciation and amortization, and items considered to be non-recurring. Accordingly, we believe this measure is useful for comparing our core operating performance from period to period.

Landsea Homes Corp. | Q3 2024 Form 10-Q | 37

Our presentation of Adjusted EBITDA should not be considered as an indication that our future results will be unaffected by unusual or non-recurring items.

	Three Months Ended September 30,
	2024	2023
	(dollars in thousands)
Net income	$11,391	$9,483
Provision for income taxes	3,498	3,066
Interest in cost of sales	13,643	10,006
Depreciation and amortization expense	2,129	1,221
EBITDA	30,661	23,776
Real estate inventories impairment	800	—
Purchase price accounting in cost of home sales	5,604	3,865
Transaction costs	664	600
Abandoned project costs	(52)	433
Adjusted EBITDA	$37,677	$28,674

	Nine Months Ended September 30,
	2024	2023
	(dollars in thousands)
Net income	$15,360	$19,472
Provision for income taxes	4,838	6,323
Interest in cost of sales	42,224	21,878
Depreciation and amortization expense	5,299	3,778
EBITDA	67,721	51,451
Real estate inventories impairment	800	4,700
Purchase price accounting in cost of home sales	16,679	14,060
Transaction costs	5,253	633
Write-off of offering costs	—	436
Abandoned project costs	1,902	745
Loss on debt modification	5,180	—
Adjusted EBITDA	$97,535	$72,025
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
Landsea Homes Corp. | Q3 2024 Form 10-Q | 38

modification, and real estate inventories impairment, and tax-effected using a blended statutory tax rate. We adjust for the expense of related party interest pushed down from our parent company as we have no obligation to repay the debt and related interest.

	Three Months Ended September 30,
	2024	2023
	(dollars in thousands)
Net income attributable to Landsea Homes Corporation	$11,110	$8,596

Real estate inventories impairment	800	—
Pre-Merger capitalized related party interest included in cost of sales	10	324
Purchase price accounting for acquired inventory	5,604	3,865
Total adjustments	6,414	4,189
Tax-effected adjustments (1)	4,783	3,088

Adjusted net income attributable to Landsea Homes Corporation	$15,893	$11,684

	Nine Months Ended September 30,
	2024	2023
	(dollars in thousands)
Net income attributable to Landsea Homes Corporation	$14,185	$16,761

Real estate inventories impairment	800	4,700
Pre-Merger capitalized related party interest included in cost of sales	129	1,587
Purchase price accounting for acquired inventory	16,679	14,060
Loss on debt modification	5,180	—
Total adjustments	22,788	20,347
Tax-effected adjustments (1)	16,994	14,997

Adjusted net income attributable to Landsea Homes Corporation	$31,179	$31,758
(1)    Our tax-effected adjustments are based on our federal rate and a blended state rate adjusted for certain discrete items.

Landsea Homes Corp. | Q3 2024 Form 10-Q | 39

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of our Company’s Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2024 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures: (a) are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and (b) include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to Company’s management, including the CEO and the CFO, as appropriate, to allow timely discussions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Landsea Homes Corp. | Q3 2024 Form 10-Q | 40

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Part 1, Item1, “Note 8 – Commitments and Contingencies - Legal.”

Item 1A. Risk Factors

Other than the below, there have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023 that was filed with the SEC on February 29, 2024.

Because Landsea Green holds a significant percentage of our common stock, it may influence the outcome of major corporate decisions, and the interests of Landsea Green and its affiliates, including certain of our directors, may conflict with the interests of our other stockholders.

Landsea Green Management Limited (“Landsea Green”) currently holds, indirectly, approximately 24.9% of our common stock, and we are party to an amended and restated stockholder’s agreement with Landsea Holdings Corporation, a wholly owned, indirect subsidiary of Landsea Green. As a result, Landsea Green is able to influence matters requiring approval by our stockholders or our board of directors, including the election of directors, the selection of senior management, disposals of assets or business, amendments to our certificate of incorporation and bylaws, and the size and timing of annual budgets, increases or decreases in stock capital and issuances of new securities.

Landsea Green may have interests that are different from, and potentially adverse to, our other stockholders and may vote in a way with which our other stockholders disagree. In addition, certain of our directors are currently affiliated with Landsea Green, and, as a result, may have real or apparent conflicts of interest on matters affecting both us and Landsea Green, which in some cases may have interests adverse to ours. Landsea Green’s concentration of ownership could also negatively affect our ability to obtain financing required for opportunistic investments or to offset periods of net losses or financial distress, or have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could prevent us from taking advantage of business opportunities, decrease our ability to avoid defaults under our obligations or cause the market price of our common stock to decline.

While we are no longer a “controlled company” within the meaning of Nasdaq rules, we may continue to rely on exemptions from certain Nasdaq corporate governance requirements during a one-year transition period.

Until March 8, 2024, Landsea Green beneficially owned a majority of the voting power of all outstanding shares of our common stock, making us a “controlled company.” Pursuant to Nasdaq listing standards, a “controlled company” may elect not to comply with certain Nasdaq listing standards that would otherwise require it to have a board of directors comprised of a majority of independent directors, a compensation committee that has a formal written charter and is comprised solely of independent directors and independent director oversight of director nominations. Our Board of directors is currently composed of a majority of independent directors. Our compensation committee and our nominating and corporate governance committee are also composed of a majority of independent directors, but are not required to consist entirely of independent directors until the end of the one-year transition period. Accordingly, until the end of the transition period, our stockholders will not have the same protections afforded to stockholders of companies that are subject to all of the Nasdaq corporate governance requirements.

The Committee of Foreign Investment in the United States (“CFIUS”) may modify, delay or prevent our future acquisition or investment activities, and U.S. state or federal laws or regulations may make it more difficult for us to operate in the United States.

For so long as Landsea Green retains a material ownership interest in us, we will be deemed a “foreign person” under the regulations relating to CFIUS. As such, acquisitions of or investments in U.S. businesses, including foreign businesses with U.S. subsidiaries, may be subject to CFIUS review, the scope of which includes, among other things, certain non-passive, non-controlling investments (including certain investments in entities that hold or process personal information about U.S. nationals), certain acquisitions of real estate even with no underlying U.S. business, transactions the structure of which is designed or intended to evade or circumvent CFIUS jurisdiction, and any transaction resulting in a “change in the rights” of a foreign person in a U.S. business if that change could result in either control of the business or a covered non-controlling investment. The Foreign Investment Risk Review Modernization
Landsea Homes Corp. | Q3 2024 Form 10-Q | 41

Act of 2018 (“FIRRMA”) also subjects certain categories of investments to mandatory filings. If a particular proposed acquisition or investment in a U.S. business falls within CFIUS’s jurisdiction, we may determine that we are required to make a mandatory filing or that we will submit to CFIUS review on a voluntary basis, or to proceed with the transaction without submitting to CFIUS and risk CFIUS intervention, before or after closing the transaction. CFIUS may decide to block or delay an acquisition or investment by us, impose conditions with respect to such acquisition or investment or order us to divest all or a portion of a U.S. business that we acquired without first obtaining CFIUS approval, which may limit the attractiveness of or prevent us from pursuing certain acquisitions or investments that we believe would otherwise be beneficial to us and our stockholders. In addition, among other things, FIRRMA authorizes CFIUS to prescribe regulations defining “foreign person” differently in different contexts, which could result in less favorable treatment for investments and acquisitions by companies from countries of “special concern.” If such future regulations impose additional burdens on acquisition and investment activities involving PRC and PRC-controlled entities, our ability to consummate transactions falling within CFIUS’s jurisdiction that might otherwise be beneficial to us and our stockholders may be hindered. In addition, U.S. state or federal laws or regulations may restrict our normal business operations in the United States for so long as any China-domiciled individual or entities with their principal places of business in China (including Landsea Green), own a significant percentage of our outstanding shares of common stock, which could limit future growth in such jurisdictions. For example, a law that recently became effective in Florida prohibits, with limited exemptions, certain China-related persons and entities from, directly or indirectly, owning, having a controlling interest in, or acquiring certain real estate in Florida, including agricultural land or property located in proximity to military installations or critical infrastructure facilities. While we believe that the reduction of Landsea Green’s ownership to below 25% of our common stock and other steps taken to insulate decisions with respect to Florida real property from Landsea Green’s influence will be sufficient to prevent us from being subject to restrictions under this law, which is also subject to ongoing administrative interpretation and court challenges, these steps may be determined not to be sufficient, and our operations and future growth in Florida, or in any other jurisdiction which enacts a similar law, could be curtailed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information concerning the Company’s repurchases of common stock during the three months ended September 30, 2024.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (in millions)(1)
July 1, 2024 - July 31, 2024	—	$—	—	$2.5
August 1, 2024 - August 31, 2024	—	$—	—	$2.5
September 1, 2024 - September 30, 2024	—	$—	—	$2.5
(1)    In March 2023, the Board of Directors authorized a stock repurchase program allowing for the repurchase of up to $10.0 million worth of common stock with an expiration of December 31, 2023. In July 2023, the Board of Directors authorized additional capacity of approximately $3.3 million, with an expiration date of December 31, 2023, and an additional $10.0 million with no stated expiration date. In October 2023, the Board of Directors authorized additional capacity of $20.0 million with no stated expiration date. During the year ended December 31, 2023, the Company repurchased 3,635,033 shares of common stock for a total of $34.4 million. During the nine months ended September 30, 2024, the Company repurchased 534,436 shares of common stock for a total of $6.4 million. The Company did not repurchase any shares of common stock during the three months ended September 30, 2024. As of September 30, 2024, the Company had approximately $2.5 million in remaining authorized capacity.
This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax withholding obligations in connection with employee equity awards.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information
(c) Trading Plans
Landsea Homes Corp. | Q3 2024 Form 10-Q | 42

During the quarter ended September 30, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K)

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
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL: (i) Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023; (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2024 and 2023, (iii) Consolidated Statements of Equity for the three and nine months ended September 30, 2024 and 2023; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023 and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL (included as Exhibit 101).

*    Filed herewith.
**    Furnished herewith.

Landsea Homes Corp. | Q3 2024 Form 10-Q | 43

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Landsea Homes Corporation

Date: November 4, 2024	By:	/s/ John Ho
John Ho
Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2024	By:	/s/ Chris Porter
Chris Porter
Chief Financial Officer
(Principal Financial Officer)

Landsea Homes Corp. | Q3 2024 Form 10-Q | 44