Form 10-K
period 2024-12-31
Landsea Homes Corp
filed 2025-02-27
CIK 1721386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 30, 2024, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $169.5 million based on the closing sale price as reported on The Nasdaq Capital Market.

There were 36,330,297 shares of the registrant’s common stock issued and outstanding as of the close of business on February 21, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement with respect to its 2025 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the registrant’s fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

Landsea Homes Corp. | 2024 Form 10-K | 1

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

All statements in this Annual Report that are not historical facts should be considered “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including, but not limited to, our expectations for future financial performance, business strategies or expectations for our business. These statements constitute projections, forecasts and forward-looking statements, and are not guarantees of performance. Landsea Homes Corporation (“we,” “us,” “our,” “LSEA,” “Landsea Homes,” or the “Company”) cautions that forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time. Words such as “may,” “can,” “should,” “will,” “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target,” “look,” or similar expressions may identify forward-looking statements. Specifically, forward-looking statements may include, but are not limited to, statements relating to: the future financial performance of the Company; changes in the market for Landsea Homes’ products and services; local, national or global economic, industry and business conditions; mortgage and inflation rates; demand for our homes; levels of competition; sales pace and price; effects of homebuyer cancellations; our strategic priorities; expansion plans and opportunities; anticipated operating results; home deliveries; financial resources and condition; changes in revenues; changes in profitability; changes in margins; changes in accounting treatment; cost of revenues, including expected labor and material costs; availability of labor and materials; selling, general and administrative expenses; interest expense; inventory write-downs; home warranty and construction defect claims; unrecognized tax benefits; anticipated tax refunds; our ability to acquire land and pursue real estate opportunities; our ability to gain approvals and open new communities; our ability to market, construct and sell homes and properties; our ability to deliver homes from backlog; our ability to secure materials and subcontractors; our ability to produce the liquidity and capital necessary to conduct normal business operations or to expand and take advantage of opportunities; the outcome of legal proceedings, investigations, and claims; the impact of significant public health crises or other emergencies; and others.

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
•Elevated inflation or interest rates, or future increases in inflation or interest rates, could adversely affect our business and financial results.
•The homebuilding industry is highly competitive and, our competitors may be more successful or offer better value to customers.
•Our geographic concentration could adversely affect us.
•We may not be successful in completing or integrating acquisitions, expanding into new markets or implementing our growth strategies.
•Increases in our cancellation rate may adversely impact our revenue and homebuilding margins.
•Tightening of mortgage lending standards and mortgage financing requirements and elevated interest rates have adversely affected and could continue to affect the availability of mortgage loans for potential purchasers of our homes, and increases in property and other local taxes could prevent customers from purchasing homes.
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
•Poor relations with the residents of our communities could negatively impact sales.
•Our ability to be successful will depend upon the efforts of our key personnel.
Landsea Homes Corp. | 2024 Form 10-K | 2

•Widespread illnesses or other significant public health crises have had, and may again have, a material adverse effect on us.
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
•Because Landsea Green Management Limited (“Landsea Green”) holds a significant percentage of our common stock and is party to a stockholder’s agreement with us, it may influence the outcome of major corporate decisions, and the interests of Landsea Green and its affiliates, including certain of our directors, may conflict with the interests of our other stockholders.
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
Landsea Homes Corp. | 2024 Form 10-K | 3

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
We design and build homes and communities throughout the nation that reflect spaces inspired by modern living Our communities feature vibrant, prime locations where the homes connect seamlessly with their surroundings and enhance the local lifestyle for living, working, and playing. Our defining principle, “Live in your elementTM,” creates the foundation for our customers to live where they want to live and how they want to live in a home created especially for them. Drawing on new home innovation and technology, including a partnership with a leading technology company, we are focused on sustainable, energy-efficient, and environmentally friendly building practices that result in a lighter environmental impact, lower resource consumption, and a reduced carbon footprint. The four pillars of our High Performance Homes platform are home automation, energy efficiency, sustainability, and enabling a healthy lifestyle. These pillars are reflected in such features as wireless network internet, smart light switches, smart door locks, smart thermostats, Wi-Fi garage door openers, LED lighting, REME HALO® air purifiers, and enhanced insulation. Our efficient home designs help reduce lumber, concrete, and building material waste on our job sites. We are committed to achieving among the highest standards in design, quality, and customer satisfaction and are a leader among our peers on several key operating and homebuilding metrics.
Our communities are positioned in attractive markets throughout Arizona, California, Colorado, Florida, and Texas. These markets are characterized by conditions including high in-migration, low new home supply levels, and high levels of employment. We are also prudently evaluating opportunities in new regional markets in which there is high demand with population and employment growth as a result of proximity to job centers or primary transportation corridors.
Landsea Homes has been recognized locally and nationally for architecture, interior design, website, digital sales resources and was honored as the Green Home Builder 2023 Builder of the Year, after being named the 2022 winner of the prestigious Builder of the Year award, presented by BUILDER magazine. Landsea Homes is rated in the top of similarly-sized homebuilders nationally for positive customer experience in Eliant’s Homebuyers’ survey.
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
Landsea Homes’ revenue has grown rapidly from approximately $29 million in 2017 to over $1.5 billion in 2024. As of December 31, 2024, Landsea Homes owned or controlled 10,944 lots. We believe that this represents approximately three to four years of supply under our current growth plan. We seek to invest in land inventory that we can efficiently develop over a 24-to-36-month horizon in order to maximize our returns on capital and minimize our exposure to market risk. We continue to evaluate new communities and to develop an attractive pipeline of land acquisition opportunities.
Net new home orders for Landsea Homes for the years ended December 31, 2024 and 2023 were 2,634 and 1,947, respectively. For the year ended December 31, 2024, Landsea Homes delivered 2,831 homes for total home sales revenue of $1,486.9 million. For the year ended December 31, 2023, Landsea Homes delivered 2,123 homes for total home sales revenue of $1,169.9 million.
For the years ended December 31, 2024 and 2023, the average selling price (“ASP”) of homes delivered was approximately $525,000 and $551,000, respectively. As of December 31, 2024 and 2023, Landsea Homes had a backlog of 390 and 517 sold but
Landsea Homes Corp. | 2024 Form 10-K | 4

unclosed homes, respectively with an associated sales value of $212.4 million and $335.6 million. The ASP of homes in backlog as of December 31, 2024 and 2023 was approximately $545,000 and $649,000, respectively.
Our Markets
We operate in six primary markets: Arizona, California, Colorado, Florida, Metro New York, and Texas. The following table sets forth homebuilding and other revenue from each of these markets for the years indicated (dollars in thousands):

	Year Ended December 31,
	2024	2023	2022
Arizona	$403,550	$288,552	$317,160
California	456,585	439,939	503,832
Colorado	54,256	7,410	—
Florida	462,555	468,210	474,779
Metro New York	4,475	1,649	111,423
Texas	168,916	4,187	39,255
Total	$1,550,337	$1,209,947	$1,446,449
In Arizona, Landsea Homes owned or controlled 2,843 lots as of December 31, 2024. Our market in Arizona consists primarily of entry-level and first-time move-up, single-family homes in Maricopa and Pinal counties. Since entering the Arizona market four years ago, Landsea Homes has acquired several communities organically in addition to two Phoenix-based homebuilders. In June 2019, Landsea Homes acquired Pinnacle West Homes (“Pinnacle West”), and in January 2020, Landsea Homes acquired Garrett Walker Homes (“Garrett Walker”), both in the metropolitan Phoenix area. As a result of these acquisitions, we have become one of the largest homebuilders in the greater Phoenix market.
The California market consists of single-family detached and attached homes in (i) the core Bay Area and San Joaquin county in Northern California and (ii) Orange and San Bernardino counties in Southern California. We owned or controlled 1,621 lots as of December 31, 2024 in these markets.
The Colorado market focuses on entry level and first-time move up communities with new single family detached homes in Mead and Brighton. In addition, paired homes are being built in the fast-growing Johnstown market. We entered the Colorado market with the acquisition of certain assets of Richfield Homes, LLC (“Richfield”) in October 2023. Landsea Homes owned or controlled 463 lots in Colorado as of December 31, 2024.
The Florida market consists primarily of entry-level and move-up communities of single-family homes and attached homes in high-growth metro Orlando and Palm Bay in Florida. We entered the Florida market with the acquisition of Vintage Estate Homes, LLC (“Vintage”) in May 2021 (the “Vintage Acquisition”). We then expanded our footprint in Florida with the acquisition of Hanover Family Builders, LLC (“Hanover”) in January 2022 (the “Hanover Acquisition”). Landsea Homes owned or controlled 2,901 lots in Florida as of December 31, 2024. As a result of these acquisitions, we have become one of the largest homebuilders in the greater Orlando area.
The Metro New York market consists of a premier condominium project in the Chelsea neighborhood in New York City, New York. As of December 31, 2024, there is one residential unit and one retail unit remaining to sell and deliver at the project.
The Texas market consists of single-family homes and master-planned communities around Austin and DFW. We entered the Texas market with the Vintage Acquisition in the Austin market and expanded into the Dallas-Fort Worth (“DFW”) area with the acquisition of Antares Acquisition, LLC (“Antares”) in April 2024. Landsea Homes owned or controlled 3,115 lots in Texas as of December 31, 2024.
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
Landsea Homes Corp. | 2024 Form 10-K | 5

Our Competitive Strengths
Our primary business objective is to create long-term, above industry-average returns for our stockholders through our commitment to securing growth-oriented land positions and providing High Performance Homes to our customers. We believe that the following strengths differentiate us from other public company homebuilders and position us well to execute our business strategy and capitalize on opportunities across our footprint.
Landsea Homes was honored as the Green Home Builder 2023 Builder of the Year, after being named the 2022 winner of the prestigious Builder of the Year award, presented by BUILDER magazine in recognition of a historical year of transformation.
Attractive Land Positions Focused on High Growth Areas
We have positioned our business to strategically grow by selecting markets with favorable population and employment growth as a result of proximity to job centers or primary transportation corridors. Currently, we are focused on the design, construction, and sale of innovative single-family detached and attached homes in planned communities in major metropolitan areas in Arizona, California, Colorado, Florida, and Texas. Additionally, we plan to evaluate opportunities in other markets opportunistically.
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
In 2019, Landsea Homes officially launched the High Performance Homes program in select communities across California and Arizona, expanded to communities in Florida in 2022, Texas communities in 2023, and Colorado communities in 2024. The program focuses on home automation, sustainability, energy savings, and enabling a healthy lifestyle, four factors that we believe are highly desired by our customers.
As part of the High Performance Homes program, we have established a relationship with a leading technology company. High Performance Homes utilize that company’s proprietary software, which offers home automation options through applications on homebuyers’ mobile phones. Smart home automation options include a media manager device, wireless network internet throughout the home, entry door locks, thermostat control, garage door opener control, light dimmer switches, doorbell camera pre-wiring, and high-touch customer service with a personalized smart home activation program.
In addition, each High Performance Home includes upgraded roof, wall, and floor insulation, as well as more efficient mechanical systems, ENERGY STAR® rated appliances, and LED lighting. The cost-in-use features lower homebuyers’ monthly bills and are intended to encourage environmental awareness and stewardship. Other features central to our High Performance Homes, like state-of-the-art air purifiers, promote and enable homebuyers’ pursuit of living a healthier lifestyle.
Landsea Homes Corp. | 2024 Form 10-K | 6

Our Growth Strategies
Building upon our success to date, we see a significant opportunity to drive long-term growth across our business by executing on the following growth strategies:
Strategy and Lot Position
Landsea Homes owned approximately 4,800 lots and had options to purchase approximately 6,100 additional lots as of December 31, 2024. We intend to continue to utilize our current inventory of lots and future land acquisitions to conduct our operating strategy, which consists of:
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
Our primary focus is on entry-level and first-time move-up homes where our attached and higher density products enable us to keep our entry-level price point more affordable and within reach of more new homebuyers. We believe that bringing attainable housing products helps to counter rising land and home costs and supports our expansion into densely populated markets. We believe our high concentration in entry level and first-time move-up homes positions us to meet changing market conditions and to optimize returns while strategically reducing portfolio risk.
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
Landsea Homes Corp. | 2024 Form 10-K | 7

We combine decentralized management in those aspects of our business where we believe detailed knowledge of local market conditions is critical (such as governmental processing, construction, land development, division-specific accounting, and sales and marketing), with centralized management in those functions where we believe central control is required (such as approval of land acquisitions, finance, corporate accounting, treasury, human resources, and legal matters). We have also made significant investments in systems and infrastructure to operate our business efficiently and to support our planned future growth as we execute our expansion strategy.
Business Acquisitions
Along with growing organically through land purchases, construction, and home delivery, we have grown in larger steps by acquiring other homebuilders. Our criteria for such acquisitions include: a cultural fit that can become a part of our business as a whole, a strong presence in desirable markets to either expand our footprint or deepen our position in the region, an effective local management team who can help the acquisition immediately grow our business, and long-term opportunities to continue to expand our business in the region. We will continue to evaluate future opportunities for business acquisitions as these criteria are met.
Pending Land Acquisitions
As of December 31, 2024, Landsea Homes had options to acquire or were under contract to acquire land for an aggregate purchase price of approximately $688.2 million, net of deposits, on which we expect to build approximately 6,100 homes in approximately 60 communities across the markets in which we operate. As of December 31, 2024, Landsea Homes had paid $94.1 million in deposits relating to these pending acquisitions of which $93.3 million was nonrefundable. We utilize option contracts with land sellers and others as a method of acquiring land in staged takedowns. This helps us manage the financial and market risk associated with land holdings and reduce the use of funds from financing sources.
Land Acquisition Process
As of December 31, 2024, Landsea Homes owned or controlled approximately 150 communities containing approximately 10,900 lots under various stages of development. We believe that our current inventory of lots owned and lots controlled under land option or purchase contracts will be adequate to supply our homebuilding operations for approximately three to four years.
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
Landsea Homes Corp. | 2024 Form 10-K | 8

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
We normally build, decorate, furnish, and landscape model homes for each community and maintain on-site model home sales offices, which typically are open seven days a week. We believe that model homes and sales offices play a particularly important role in our marketing efforts. Consequently, we expend a significant amount of effort to create an attractive atmosphere at our model homes and tailor the exteriors and interiors of each home to coincide with the lifestyles of targeted homebuyers. Thoughtful planning of our model homes demonstrates the benefits of our High Performance Home features and conveniences though our smart home activation serviced by Best Buy’s Geek Squad.
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
We also offer a virtual sales experience, which provides potential home shoppers with an experience that combines a variety of online tools, including 360° virtual tours, photo galleries, videos, interactive floor plans, interactive community site maps, and local vicinity maps. We employ a team of dedicated inside sales counselors that support each division and community’s web leads, phone calls, and on-site appointments, seven days a week.
In addition, our High Performance Homes are equipped with proprietary software from a leading technology company, which offers home automation features through the Homekit® application to use on homebuyers’ personal mobile phones or tablets.
Our homes are typically sold before or during construction through sales contracts accompanied by an earnest money deposit. Such sales contracts are usually subject to certain contingencies such as the buyer’s ability to qualify for financing. The cancellation rate of buyers who contracted to buy a home from us but did not close escrow was approximately 11.3% during 2024 and 12.3% during 2023. Cancellations are caused by a variety of factors beyond our control such as a buyer’s change in ability to secure financing over time, individual life changing events, or overall economic market conditions.
Customer Financing
In July 2022, we entered into a licensing agreement with NFM Lending, a third party, wherein it will provide mortgage services under the name Landsea Mortgage. NFM Lending is currently licensed in 48 states and is responsible for the financing of home loans. In connection with our acquisition of Antares in April 2024, we entered into an agreement with S3 Home Loans to also provide mortgage services under Landsea Mortgage. Our agreement with S3 Home Loans is specifically for our homes closings in the DFW area.
Landsea Mortgage, powered by NFM Lending and S3 Home Loans, assists our homebuyers in obtaining financing to offer qualified buyers a variety of financing options. Unlike some other homebuilders, we do not offer residential mortgages or other financing alternatives, whether directly or through any of our joint ventures. We offer financing incentives to our homebuyers when they use Landsea Mortgage. This affords us full collaboration and insight from contract to close to ensure a successful close of escrow.
The Landsea Mortgage team works closely with each division to understand the market demand and buyer demographics to ensure we are offering competitive financing options and incentives in each community. These financing incentives include closing cost assistance, extended rate locks, and mortgage rate buydowns, among other possible incentives. The financing incentive amounts vary by market and community.
In connection with the NFM Lending licensing agreement, we and certain of our subsidiaries entered into the First Amendment to the Trademark License Agreement, as licensees, with Landsea Group Co., Ltd. (“Landsea Group”), as licensor,
Landsea Homes Corp. | 2024 Form 10-K | 9

pursuant to which, among other things, Landsea Group granted us and certain of our subsidiaries the right to sublicense the “Landsea” trademark in the “domestic homebuilding business,” which now expressly includes “mortgage lending,” “title insurance,” “home insurance” and other “settlement services”.
Quality Control and Customer Service
We strive to provide a high level of customer service throughout the entire sales process and after a home has closed escrow. All homeowners are surveyed through a homebuyer survey company, Eliant, 30 days, 6 months, and one year after the close of escrow. Each survey summarizes key measurements of the homebuyer experience, construction process, and trade quality into our customer care process. All sales counselors, design associates, mortgage associates, on-site construction supervisors, and post-closing customer service personnel, work in a team effort to foster our reputation for quality and service. Ultimately, we strive for the highest level of customer homebuying experience that will benefit not only the customer directly, but also benefit us in improving buyer satisfaction and homeowner referrals.
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
There can be no assurance, however, that the terms and limitations of the limited warranty will be enforceable, that we will be able to renew our insurance coverage or renew it at reasonable rates, or that we will not be liable for damages, costs of repairs, and/or expenses of litigation for claims for which insurance and/or indemnity is not applicable and/or collectible. We may also be responsible for deductibles or self-insured retentions, and claims may exceed applicable coverage limits. Although we actively monitor our reserves, coverage issues, and market conditions, we cannot provide assurance that our insurance coverage, indemnities, warranty arrangements, and reserves will be adequate to address all construction-related claims in the future because of the inherent uncertainties outlined above. Additionally, under current market conditions, general liability insurance for construction claims is limited and costly. It is expected that such coverage may become more restricted and costly in the future.
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
Landsea Homes Corp. | 2024 Form 10-K | 10

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
Regulation
We and our competitors are subject to various local, state and federal statutes, ordinances, rules and regulations concerning zoning, building design, construction, and similar matters, including local regulation which imposes restrictive zoning and density requirements in order to limit the number of homes that can ultimately be built within the boundaries of a particular project. We and our competitors may also be subject to periodic delays or may be precluded entirely from developing in certain communities due to building moratoriums or “slow-growth” or “no-growth” initiatives that could be implemented in the future in states in which we operate. Because we usually purchase entitled land, we believe that the moratoriums would adversely affect us only if they arose from unforeseen health, safety, and welfare issues such as insufficient water or sewage facilities. Local and state governments also have broad discretion regarding the imposition of development fees for projects in their jurisdiction. However, these are normally locked-in when we receive entitlements.
We and our competitors are also subject to a variety of local, state, and federal statutes, ordinances, rules, and regulations concerning protection of health and the environment. The particular environmental laws which apply to any given community vary greatly according to the community site, the site’s environmental conditions, and the present and former uses of the site. These environmental laws may result in delays, cause us and our competitors to incur substantial compliance and other costs and prohibit or severely restrict development in certain environmentally sensitive regions or areas. Environmental laws and regulations can also have an adverse impact on the availability and price of certain raw materials such as lumber. Our projects in California and New York are especially susceptible to restrictive government regulations and environmental laws. California, for example, includes a ten-year, strict liability tail on many construction liability claims and imposes notification obligations regarding environmental conditions, sometimes recorded on deeds, and also those required to be delivered to persons accessing property or to homebuyers or renters, which may cause some persons, or their financing sources, to view the subject parcels as less valuable or as impaired. However, environmental laws have not, to date, had a material adverse impact on our operations.
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
Landsea Homes Corp. | 2024 Form 10-K | 11

Seasonality
Our operations are historically seasonal, with the highest new order activity typically occurring in the spring and summer, although this is impacted by the timing of project openings and competition in surrounding projects, among other factors. In addition, a majority of our home deliveries typically occur in the third and fourth quarter of each fiscal year, based on the construction cycle times of our homes. As a result, our revenues, cash flow, and profitability are typically higher in those periods. We expect this seasonal pattern to continue over the long-term, although it may be affected by volatility in the homebuilding industry.
Employees and Human Capital Resources
We believe that we maintain strong relations with our employees. Some employees of the subcontractors we utilize are unionized, but none of our employees are unionized.
Number of Employees. As of December 31, 2024, Landsea Homes employed 556 employees, including corporate staff, supervisory personnel of construction projects, warranty service personnel for completed projects, as well as persons engaged in administrative, finance and accounting, human resources, legal, and sales and marketing activities. As of December 31, 2024, 555 of these employees were full-time employees.
Retention and Turnover. We focus significant attention on attracting and retaining talented and experienced individuals to manage and support our operations, and our management team routinely reviews employee turnover rates at various levels of the organization. As of December 31, 2024, with a 12-month lookback period, Landsea Homes had a voluntary turnover rate of approximately 17.5%.
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
–Risk management;
–Cybersecurity and customer privacy;
–Supplier and trade partner management

Landsea Homes Corp. | 2024 Form 10-K | 12

•Our Team:
–Benefits and well-being;
–Training and talent development;
–Inclusion and belonging;
–Employee health and safety
•Social Responsibility:
–Affordable housing;
–Home quality and safety;
–Customer satisfaction and sales ethics;
–Giving back to our communities
•Environmental Sustainability:
–Sustainable building practices;
–Our corporate footprint
We are committed to monitoring relevant sustainability information on a consistent basis. Our Sustainability Report is not considered part of or incorporated by reference in this Annual Report.
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
Implications of Being a Smaller Reporting Company
We qualify as a smaller reporting company (“smaller reporting company”), as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Although we have not, we may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as (i) our voting and non-voting common stock held by non-affiliates is less than $250 million measured on the last business day of our second fiscal quarter or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700 million measured on the last business day of our second fiscal quarter.
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

Landsea Homes Corp. | 2024 Form 10-K | 13

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
Business and Market Risks
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
•Elevated inflation or interest rates, or future increases in inflation or interest rates, could adversely affect our business and financial results.
•The homebuilding industry is highly competitive and, our competitors may be more successful or offer better value to customers.
•Our geographic concentration could adversely affect us.
•We may not be successful in completing or integrating acquisitions, expanding into new markets or implementing our growth strategies.
•Increases in our cancellation rate may adversely impact our revenue and homebuilding margins.
•Tightening of mortgage lending standards and mortgage financing requirements and elevated interest rates have adversely affected and could continue to affect the availability of mortgage loans for potential purchasers of our homes, and increases in property and other local taxes could prevent customers from purchasing homes.
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
•Poor relations with the residents of our communities could negatively impact sales.
•Our ability to be successful will depend upon the efforts of our key personnel.
•Widespread illnesses or other significant public health crises have had, and may again have, a material adverse effect on us.
Legal, Regulatory, and Compliance Risks
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
Landsea Homes Corp. | 2024 Form 10-K | 14

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
Financial and Liquidity Risks
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
Risks Related to the Ownership of Our Securities
•Because Landsea Green holds a significant percentage of our common stock and is party to a stockholder’s agreement with us, it may influence the outcome of major corporate decisions, and the interests of Landsea Green and its affiliates, including certain of our directors, may conflict with the interests of our other stockholders.
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
Landsea Homes Corp. | 2024 Form 10-K | 15

Risk Factors
Business and Market Risks
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
•U.S. and global political and financial systems, macroeconomic conditions, market volatility and credit market stability, including the effects of inflation, recessions, interest rate fluctuations, government shutdowns or defaults or other changes or uncertainty in fiscal or monetary policy, actual or anticipated military, political, or trade conflicts (including the ongoing conflicts between Russia and Ukraine and the Middle East and tensions across the Taiwan Strait) and their respective regional and global ramifications, political or civil unrest, acts of terrorism, public health events, or similar events, globally or in any of our markets;
•employment levels and job and personal income growth;
•availability and pricing of financing for homebuyers;
•short and long-term interest rates, including the effects of elevated interest rates;
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
Adverse changes in these as well as general and local economic or business conditions may affect our business nationally or in particular regions or localities. For example, during past economic downturns, several of the markets we serve, and the U.S. housing market as a whole, experienced prolonged decreases in demand for new homes, as well as oversupplies of new and existing homes available for sale. Demand for new homes is affected by weakness in the resale market because many new homebuyers need to sell their existing homes in order to buy a home from us. In addition, demand may be adversely affected by alternatives to new homes, such as rental properties and existing homes. In the event of another economic downturn or if general economic conditions should worsen, our home sales could decline and we could be required to write down or dispose of assets or restructure our operations or debt, any of which could have a material adverse effect on our financial results.
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
Landsea Homes Corp. | 2024 Form 10-K | 16

If we are not able to develop communities successfully and in a timely manner, our revenues, financial condition and results of operations may be adversely impacted.
Before a community generates any revenue, time and material expenditures are required to acquire land, obtain or renew permits and development approvals and construct significant portions of project infrastructure, amenities, model homes and sales facilities. At times, we have experienced a significant lag from the time we acquire land or options for land for development or developed home sites and the time we can bring the communities to market and sell homes. Our ability to process a significant number of transactions (which include, among other things, evaluating the site purchase, designing the layout of the development, sourcing materials and subcontractors and managing contractual commitments) efficiently and accurately is important to our success. Errors by employees, failure to comply with or changes in regulatory requirements and conduct of business rules, failings or inadequacies in internal control processes, equipment failures, extreme weather and natural disasters or the failure of external systems, including those of suppliers or counterparties, could result in delays and operational issues that could adversely affect our business, financial condition and operating results and relationships with customers. We can also experience, and have experienced at times, significant delays in obtaining permits, development approvals, entitlements, and local, state or federal government approvals, utility company constraints or delays, delays in a land seller’s lot deliveries or delays resulting from rights or claims asserted by third parties, which may be outside of our control. Additionally, we may also have to renew existing permits and there can be no assurances that these permits will be renewed. Delays in the development of communities also expose us to the risk of changes in market conditions for homes. A decline in our ability to develop and market communities successfully and to generate positive cash flow from these operations in a timely manner could have a material adverse effect on our business and results of operations and on our ability to service our debt and to meet our working capital requirements.
The long-term sustainability and growth in our number of homes delivered depends in part upon our ability to acquire lots that are either developed or have the approvals necessary for us to develop them.
Our future growth depends upon our ability to successfully identify and acquire attractive lots ready for development of homes at reasonable prices and with terms that meet our underwriting criteria. Our ability to acquire lots for new homes may be adversely affected by changes in the general availability of lots, restrictions on zoning or land ownership, the willingness of land sellers to sell lots at reasonable prices, competition for available lots, availability of financing to acquire lots and other market conditions. We currently depend primarily on the Arizona, California, Florida, and Texas markets and the availability of lots in those markets at reasonable prices is limited. If the supply of lots appropriate for development of homes is limited because of these factors, or for any other reason, our ability to grow could be significantly limited, and the number of homes that we build and sell could decline. Additionally, our ability to begin new projects could be impacted if we elect not to purchase lots under option contracts. To the extent that we are unable to purchase lots timely or enter into new contracts for the purchase of lots at reasonable prices, our home sales revenue and results of operations could be negatively impacted or we may be required to decrease our operations in a given market.
Elevated inflation or interest rates, or future increases in inflation or interest rates, could adversely affect our business and financial results.
Elevated inflation has increased, and future increases in inflation could further increase, the costs of land, raw materials and labor needed to operate our business, which in turn requires us to increase home selling prices in an effort to maintain satisfactory housing gross margins. Inflation typically also accompanies higher interest rates, which could increase interest costs on new and existing variable-rate debt, adversely impacting our ability to finance operations, acquire and develop properties and refinance existing debt, and could adversely impact potential customers’ ability to obtain financing on favorable terms, thereby further decreasing demand. Moreover, interest rate increases may have adverse impacts on our ability to raise funds through the offering of our securities or through the issuance of debt due to higher debt capital costs, diminished credit availability and less favorable equity markets. As a result, the effect of inflation on interest rates could increase our financing costs over time. We currently do not hedge against interest rate fluctuations. Additionally, elevated interest rates may also result in less liquid property markets, limiting our ability to sell existing assets. If we are unable to raise the prices of our homes to offset the increasing costs of our operations, our margins could decrease. Furthermore, if we need to lower the prices of our homes to meet demand, the value of our land inventory may decrease. Depressed land values may cause us to abandon and forfeit deposits on land option contracts and other similar contracts if we cannot satisfactorily renegotiate the purchase price of the subject land. We may record charges against our earnings for inventory impairments if the value of our owned inventory, including land we decide to sell, is reduced, or for land option contract abandonments if we choose not to exercise land option contracts or other similar contracts, and these charges may be substantial. Inflation may also raise our costs of capital and decrease our purchasing power, making it more difficult to maintain sufficient funds to operate our business.
Landsea Homes Corp. | 2024 Form 10-K | 17

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
We have strategically expanded our product offerings to include more affordably-priced homes to reach a deeper pool of qualified buyers and grow our overall community count. We anticipate that we will continue to build more affordably-priced homes. We believe there is more competition among homebuilding companies in more affordable product offerings than in the luxury and move-up segments. We also compete with the resale, or “previously owned,” home market, the size of which may change significantly as a result of changes in the rate of home foreclosures, which is affected by changes in economic conditions both nationally and locally.
We may be at a competitive disadvantage with regard to certain large national and regional homebuilding competitors whose operations are more geographically diversified, as these competitors may be better able to withstand regional downturns in the housing market. We compete directly with a number of large national and regional homebuilders that may have longer operating histories and greater financial and operational resources than we do, including a lower cost of capital. Many of these competitors also have longstanding relationships with subcontractors, local governments and suppliers in the markets in which we operate or in which we may operate in the future. This, at times, gives our competitors an advantage in securing materials and labor at lower prices, marketing their products and allowing their homes to be delivered to customers more quickly and at more favorable prices. In addition, the homebuilding industry has been subject to increasing consolidation. Consolidation in our industry could result in existing competitors increasing their market share, encourage the creation of new competitors through business combinations or otherwise result in stronger competitors. We may be unable to compete successfully in an increasingly consolidated industry, and cannot predict with certainty how industry consolidation will affect us. Any of the foregoing forms of competition could reduce our market share and limit our ability to expand our business.
Our geographic concentration could materially and adversely affect us if the homebuilding industry in our current markets should experience a decline.
Our current business involves the design, construction and sale of innovative detached and attached homes in planned communities in major metropolitan areas in Arizona, California, Colorado, Florida, and Texas. Because our operations are concentrated in these areas, prolonged economic downturns affecting one or more of these areas, or affecting sectors of employment on which the residents of such area are dependent, could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations, and a disproportionately greater impact on us than other homebuilders with more diversified operations. For example, much of the employment base in the San Francisco Bay Area is dependent upon the technology sector. During the downturn from 2007 to 2011, land values, the demand for new homes and home prices declined substantially in California. Additionally, in the past the state of California has experienced severe budget shortfalls and taken measures such as raising taxes and increasing fees to offset the deficit. Accordingly, our sales, results of operations, financial condition and business would be negatively impacted by a decline in the economy, the job sector or the homebuilding industry in the regions in which our operations are concentrated.
Our ability to acquire land parcels for new homes has, and may in the future, also be adversely affected by changes in the general availability of land parcels, the willingness of land sellers to sell land parcels at reasonable prices, competition for available land parcels, availability of financing to acquire land parcels, restrictions on zoning or land ownership and other market conditions. If the supply of land parcels appropriate for development of homes is limited because of these factors, or for any other reason, our ability to grow could be significantly limited, and the number of homes that we build and sell could decline.
Landsea Homes Corp. | 2024 Form 10-K | 18

We may not be successful in completing or integrating acquisitions, expanding into new markets or implementing our growth strategies.
From 2019 through 2024, Landsea Homes acquired five separate homebuilding companies, as well as certain assets of Richfield, a Colorado-based homebuilder. We have in the past and may in the future consider growth or expansion of our operations in our current markets or in new markets, whether through strategic acquisitions of homebuilding companies or otherwise. The magnitude, timing and nature of any future expansion will depend on a number of factors, including our ability to identify suitable additional markets or acquisition candidates, the negotiation of acceptable terms, our financial capabilities and general economic and business conditions. Our expansion into new or existing markets, whether through acquisition or otherwise, could have a material adverse effect on our business, prospects, liquidity, financial condition or results of operations. Acquisitions also involve numerous risks, including difficulties in the assimilation of the acquired company’s operations, the incurrence of unanticipated liabilities or expenses, the risk of impairing inventory and other assets related to the acquisition, the potential loss of key employees of the acquired company, the diversion of management’s attention and resources from other business concerns, risks associated with entering markets in which we have limited or no direct experience and the potential loss of key employees of the acquired company.
Increases in our cancellation rate may adversely impact our revenue and homebuilding margins.
In connection with the sale of a home, we collect a deposit from the homebuyer that is a small percentage of the total purchase price. During the years ended December 31, 2024 and 2023, Landsea Homes experienced cancellation rates of 11.3% and 12.3%, respectively. Cancellations negatively impact the number of closed homes, net new home orders, home sales revenue and our results of operations, as well as the number of homes in backlog. Home order cancellations can result from a number of factors, including but not limited to declines or slow appreciation in the market value of homes, increases in the supply of homes available to be purchased, increased competition, elevated mortgage interest rates, buyer’s remorse, homebuyers’ inability to sell their existing homes, homebuyers’ inability to obtain suitable financing including providing sufficient down payments, and adverse changes in economic conditions. Many of these factors are beyond our control. Increased levels of home order cancellations, such as those seen in the second half of 2022, have had, and could continue to have, a negative impact on our home sales revenue and financial and operating results.
Tightening of mortgage lending standards and mortgage financing requirements and elevated interest rates have adversely affected and could continue to affect the availability of mortgage loans for potential purchasers of our homes, and increases in property and other local taxes could prevent customers from purchasing homes, which could adversely affect our business or financial results.
Generally, housing demand is negatively impacted by the unavailability of mortgage financing, as a result of tightening of mortgage lending standards and mortgage financing requirements, in addition to factors that increase the cost of financing a home such as elevated interest rates, down payment requirements, insurance premiums or limitations on mortgage interest deductibility. A substantial percentage of our buyers finance their home purchases with mortgage financing. Additionally, deterioration in credit quality among subprime and other nonconforming loans has caused most lenders to eliminate subprime mortgages and most other loan products that do not conform to Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”), Federal Housing Administration (the “FHA”), or Veterans Administration (the “VA”) standards. In addition, requirements relating to residential mortgages and mortgage lending practices that reduce the availability of loans to borrowers or increase the costs to borrowers to obtain such loans have historically resulted in, and could in the future result in, fewer loan products and tighter loan qualifications, in turn, making it more difficult for a borrower to finance the purchase of a new home or the purchase of an existing home from a potential “move-up” buyer who wishes to purchase one of our homes. The foregoing may also hinder our ability to realize our backlog because our home purchase contracts provide customers with a financing contingency. Financing contingencies allow customers to cancel their home purchase contracts in the event that they cannot arrange for adequate financing. As a result, elevated interest rates, stricter underwriting standards, and a reduction of loan products, among other similar factors, can contribute to a decrease in our home sales. Any of these factors could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.
The federal government has also taken on a significant role in supporting mortgage lending through its conservatorship of Fannie Mae and Freddie Mac, both of which purchase home mortgages and mortgage-backed securities originated by mortgage lenders, and its insurance of mortgages originated by lenders through the FHA and the VA. The availability and affordability of mortgage loans, including interest rates for such loans, could be adversely affected by a curtailment or cessation of the federal government’s mortgage-related programs or policies. Additionally, the FHA may continue to impose stricter loan qualification
Landsea Homes Corp. | 2024 Form 10-K | 19

standards, raise minimum down payment requirements, impose higher mortgage insurance premiums and other costs, or limit the number of mortgages it insures. Due to federal budget deficits, the U.S. Treasury may not be able to continue supporting the mortgage-related activities of Fannie Mae, Freddie Mac, the FHA and the VA at present levels, or it may significantly revise the federal government’s participation in and support of the residential mortgage market. Because the availability of Fannie Mae, Freddie Mac, FHA and VA-backed mortgage financing is an important factor in marketing and selling many of our homes, especially as they move down in price point, any limitations, restrictions or changes in the availability of such government-backed financing could reduce our home sales, which could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.
Current federal income tax laws cap individual state and local tax deductions at $10,000 for the aggregate of state and local real property and income taxes or state and local sales taxes, and cap mortgage interest deduction to $750,000 of debt ($1,000,000 after 2025) for mortgages taken out after December 15, 2017. Limits on deductibility of mortgage interest and property taxes may increase the after-tax cost of owning a home for some individuals. Any increases in personal income tax rates or additional tax deduction limits could adversely impact demand for new homes, including homes we build, which could adversely affect our results of operations. Furthermore, increases in real estate taxes and other local government fees, such as fees imposed on developers to fund schools, open space, and road improvements, or provide low- and moderate-income housing, could increase our costs and have an adverse effect on our operations. In addition, increases in local real estate taxes as well as the limitation on deductibility of such costs could adversely affect our potential homebuyers, who may consider those costs in determining whether to make a new home purchase and decide, as a result, not to purchase one of our homes or not purchase a resale, which would negatively impact homebuyers that need to sell their home before they purchase one of ours.
Any limitation on, or reduction or elimination of, tax benefits associated with homeownership would have an adverse effect upon the demand for homes, which could be material to our business.
Current federal income tax laws include limits on federal tax deductions individual taxpayers may take on mortgage loan interest payments and on state and local taxes, including real estate taxes, that are lower than historical limits. These changes could reduce the perceived affordability of homeownership, and therefore the demand for homes, or have a moderating impact on home sales prices in areas with relatively high housing prices or high state and local income taxes and real estate taxes, including in our markets of California and New York. In addition, if the federal government further changes, or a state government changes, its income tax laws by eliminating or substantially reducing the income tax benefits associated with homeownership, the after-tax cost of owning a home could measurably increase. Any increases in personal income tax rates or tax deduction limits or restrictions enacted at the federal or state levels could adversely impact demand for or selling prices of new homes, including our homes, and the effect on our consolidated financial statements could be adverse and material.
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
Landsea Homes Corp. | 2024 Form 10-K | 20

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
As a homebuilder and land developer, we are subject to the risks associated with numerous weather-related and geologic events, many of which are beyond our control. These weather-related and geologic events include but are not limited to droughts, floods, hurricanes, wildfires, tornadoes, landslides, freeze events in warmer climates, soil subsidence, earthquakes and others. The occurrence of any of these events (including those weather-related events which are caused or exacerbated by climate change) could damage our land parcels and projects, cause delays in the completion of our projects, reduce consumer demand for housing and cause shortages and price increases in labor or raw materials, any of which could harm our sales and profitability. Our California markets are in areas which have historically experienced significant earthquake activity, and, in 2024, various parts of our markets (including California) suffered severe damage from hurricanes, wildfires, power outages, droughts and water shortages, among other events. In addition to directly damaging our land or projects, such weather-related and geologic events could damage roads and highways providing access to those projects, thereby adversely affecting our ability to market homes in those areas and possibly increasing the costs of completion. Adverse weather-related and geologic events also have indirect effects on our business by increasing the costs of energy, water and maintenance at our properties. Adverse weather-related and geological conditions in markets where we operate, such as wildfires in California or hurricanes in Florida, could increase the perceived frequency or severity of negative weather-related events in certain markets and impact demand and pricing of our homes in such markets which could result in adverse impacts to our financial results.
Many of our properties are located in coastal markets in the United States. To the extent that climate change impacts changes in weather patterns, such markets could experience increases in extreme weather and rising sea levels. Further, many of our assets are in zones that have been impacted by drought and, as such, face the risk of increased water costs and potential fines and/or penalties for high consumption. For example, state and local governments in the western U.S. region often take a number of steps to preserve potable water supplies, including, among others, restricting, delaying the issuance of or proscribing new water connection permits for homes, increasing the costs for securing such permits (either directly or by requiring participation in impact mitigation programs), adopting higher efficiency requirements for water-using appliances or fixtures, limiting or banning the use of water for construction activities and imposing stricter requirements or allowing less appealing options as to plant materials and irrigation for outdoor landscaping. Intensifying natural disasters, climate change and extreme weather events, coupled with the current economic climate, have also directly affected the availability of insurance, premiums, deductibles and the capacity that insurers are willing to underwrite, and we may not purchase insurance under certain circumstances if the cost of insurance exceeds, in our judgment, the value of the coverage relative to the risk of loss, and as a result we may determine to self-insure more of our exposures, absorb more below deductible losses, and look for alternative means of risk transfer. Over time, these conditions could result in declining demand for our homes. There can be no assurance that adverse weather and geological conditions, including as a result of climate change, will not have a material adverse effect on our business, prospects, financial condition and results of operations.
Our business and results of operations are dependent on the availability, skill, and performance of subcontractors.
Our business and results of operations are dependent on the availability and skill of subcontractors, as substantially all construction work is done by subcontractors with us acting as the general contractor. Accordingly, the timing and quality of construction depend on the availability and skill of unaffiliated, third party subcontractors. We have previously experienced and may again experience skilled labor shortages. Throughout the homebuilding cycle, we have experienced shortages of skilled labor in a number of our markets which has led to increased labor costs and increased the cycle times of completion of home construction and our ability to convert home sales into closings. The cost of labor may also be adversely affected by shortages of qualified tradespeople, changes in laws and regulations relating to union activity, and changes in immigration laws and trends in labor migration, among other factors. We cannot be assured that there will be a sufficient supply of, or satisfactory performance by, these unaffiliated third-party consultants and subcontractors, which could have a material adverse effect on our business.
Landsea Homes Corp. | 2024 Form 10-K | 21

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
In addition, some of the subcontractors we engage are represented by labor unions or are subject to collective bargaining arrangements that require the payment of prevailing wages that are typically higher than normally expected on a residential construction site. A strike or other work stoppage involving any of our subcontractors could also make it difficult for us to retain subcontractors for their construction work. In addition, union activity could result in higher costs for us to retain our subcontractors. Access to qualified labor at reasonable rates may also be affected by other circumstances beyond our control, including: shortages of qualified tradespeople, such as carpenters, roofers, electricians and plumbers; high inflation; changes in laws relating to employment, immigration, and union organizing activity; changes in trends in labor force migration; and increases in contractor, subcontractor and professional services costs. The inability to contract with skilled contractors and subcontractors at reasonable rates on a timely basis could materially and adversely affect our financial condition and operating results.
Further, the enactment and implementation of federal, state or local statutes, ordinances, rules or regulations imposing new or additional requirements relating to wage levels or work eligibility could materially increase our costs of development and construction, which would materially and adversely affect our results of operations and financial conditions.
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
The residential construction industry experiences raw material shortages from time to time, including shortages in supplies of insulation, drywall, cement, steel and lumber. These raw material shortages can be more severe during periods of strong demand for housing or during periods where the regions in which we operate experience weather-related events or natural disasters that have a significant impact on existing residential and commercial structures. The costs of raw materials such as lumber have and could again increase during periods of shortage or elevated inflation. During economic downturns, we have experienced a large number of qualified trade partners going out of business or otherwise exiting the market. A reduction in available trade partners exacerbates shortages as demand for new housing increases. Shortages and price increases could cause delays in and increase our costs of home construction, which we may not be able to recover by raising home prices due to market demand and because the price for each home is typically set prior to its delivery pursuant to the agreement of sale with the homebuyer. In addition, there is currently significant uncertainty about the future relationship between the United States and various other countries, most significantly China, with respect to trade policies, treaties, tariffs and taxes. The current U.S. administration has called for substantial changes to U.S. foreign trade policy with respect to China and other countries, including significant new and increased tariffs on goods imported into the United States. Significant tariffs or other restrictions placed on raw materials that we use in our homebuilding operation, such as lumber or steel, could cause the cost of home construction to increase, which we may not be able to recover by raising home prices or which could slow our absorption due to being constrained by market demand. As a result, shortages or increased costs of raw materials could have a material adverse effect on our business, prospects, financial condition, and results of operations.
Landsea Homes Corp. | 2024 Form 10-K | 22

Poor relations with the residents of our communities could negatively impact sales, which could cause our revenue or results of operations to decline.
Residents of communities we develop may look to us to resolve issues or disputes that may arise in connection with the operation or development of their communities. Efforts we make to resolve these issues or disputes, which may in some cases include political or social disputes, could be deemed unsatisfactory by the affected residents, and subsequent actions by these residents could adversely affect our sales or reputation. In addition, we could be required to make material expenditures related to the settlement of such issues or disputes or to modify our community development plans, which could adversely affect our results of operations.
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
Widespread illnesses or other significant public health crises have had, and may again have, a material adverse effect on our business, financial condition, and results of operations.
Our business operations and supply chains are exposed to risks from the occurrence of epidemics, pandemics or other widespread illnesses or public health crises, including measures taken by national or local governments in response. Future significant public health crises may adversely affect the economic and financial conditions in the markets where we operate or which are part of our supply chain, which could, and in past cases has, resulted in an economic downturn that affects the supply or demand for our products and services or causes broader market and economic volatility.
Furthermore, significant public health crises have adversely affected, and may in the future adversely affect, our operations, resulting in significant slowing and/or ceasing of construction, sales, warranty, and administrative support in our markets. For example, during the height of the COVID-19 pandemic, we experienced increased operational challenges and costs resulting from, among other factors, supply chain interruptions, labor shortages, business closures, restrictions on the movement of people and remote or hybrid work schedules, which introduce additional operational risks including cybersecurity risks. In addition, depending on the specific jurisdiction, we have been and could again be required to implement certain safety protocols and procedures that could materially impact our ability to develop communities, maintain sales velocity, build homes, timely deliver homes, and service customers. As a result of any of these factors, among others, future widespread illnesses or significant public health crises could have a material impact on cycle times, cancellation rates, availability of trades, costs, supplies and new home demand.
Legal, Regulatory, and Compliance Risks
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
Landsea Homes Corp. | 2024 Form 10-K | 23

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
As a homebuilder, we are subject to construction defect, product liability, home warranty, and other claims, arising in the ordinary course of business or otherwise. There can be no assurance that our general liability insurance and other insurance rights or the indemnification arrangements with subcontractors and design professionals and other indemnities will be collectible or adequate to cover any or all construction defect and warranty claims for which we may be liable. Some claims may not be covered by insurance or may exceed applicable coverage limits. We may not be able to renew our insurance coverage, maintain the same terms of coverage, or renew it at reasonable rates and may incur significant costs or expenses (including repair costs and litigation expenses) surrounding possible construction defects, product liability claims, weather-related and geologic events, soil subsidence or building related claims. Some claims may arise out of uninsurable events or circumstances not covered by insurance or that are not subject to effective indemnification agreements with our trade partners. In addition, we typically act as the general contractor for the homes we build for third party landowners on fee. In connection with these fee building agreements, we indemnify the landowner for liabilities arising from our work. There can be no assurance that our general liability insurance (procured by us or the landowner) or indemnification arrangements with subcontractors will be collectible and some claims may arise out of uninsurable events or circumstances not covered by insurance. Furthermore, most insurance policies have some level of a self-insured retention that we are required to satisfy per occurrence in order to access the underlying insurance, which levels can be significant. In addition, we may not purchase insurance under certain circumstances if the cost of insurance exceeds, in our judgment, the value of the coverage relative to the risk of loss, and as a result we may determine to self-insure more of our exposures, including as a result of intensifying natural disasters, climate change and extreme weather events. Any such claims or self-insured retentions can be costly and could result in significant liability.
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
In addition to difficulties with respect to claim assessment and liability and reserve estimation, some types of claims may not be covered by our insurance or may exceed our applicable coverage limits. We may also be responsible for applicable self-insured retentions with respect to our insurance policies including as a result of intensifying natural disasters, climate change and extreme weather events. In addition, contractual indemnities with contractors and subcontractors can be difficult to enforce and we include our subcontractors on our general liability insurance which may significantly limit our ability to seek indemnity for insured claims. Furthermore, any product liability or warranty claims made against us, whether or not they are viable, may lead to negative publicity, which could impact our reputation and future home sales, and manufactured product defects may result in delays, additional costs and remediation efforts which could have a negative impact on our new home deliveries and financial and operating results.
Landsea Homes Corp. | 2024 Form 10-K | 24

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
We are subject to numerous local, state, federal and other statutes, ordinances, rules and regulations concerning zoning, land ownership, development, building design, construction, affordability, and similar matters that impose restrictive usage and density requirements, which can limit the number or types of homes that can be built within the boundaries of a particular area. Projects that are not entitled may be subjected to periodic delays, changes in use, less intensive development or elimination of development in certain specific areas due to government regulations. We may also be subject to periodic delays or may be precluded entirely from developing in certain communities due to building moratoriums or “slow-growth” or “no-growth” initiatives that could be implemented in the future. Local governments also have broad discretion regarding the imposition of development fees, assessments, and exactions for projects in their jurisdiction. Projects for which we have received land use and development entitlements or approvals may still require a variety of other governmental approvals and permits during the development process and can also be impacted adversely by unforeseen health, safety and welfare issues, which can further delay these projects or prevent their development, or by disputes between local and state governmental entities relating to homebuilding. As a result, home sales could decline and costs could increase, which could have a material adverse effect on our business, prospects, liquidity, financial condition and results of operations.
An information systems interruption or breach in security of our systems could adversely affect us.
We rely on information technology networks and systems, and those of our third-party service providers, to perform important operational and marketing activities as well as to maintain our business and employee records and financial data. Our networks and systems, and those of our third-party service providers, may be subject to cybersecurity incidents, including the use of ransomware and other forms of malware, social engineering attacks, computer viruses, hardware or software vulnerabilities or failures, or damage or interruption from power outages, or human error. The cybersecurity threat landscape is becoming increasingly sophisticated and the controls that we have installed might be insufficient to prevent adverse affects. Further, many of these networks and systems are provided to us or are maintained on our behalf by third-party service providers pursuant to agreements that specify certain security and service level standards, but which are ultimately outside of our control. If we were to experience a significant period of disruption in information technology systems that involve interactions with customers or suppliers, it could result in the loss of sales and customers and significant incremental costs, which could adversely affect our business. Additionally, security breaches of information technology systems could result in the misappropriation or unauthorized disclosure of proprietary, personal, and confidential information, including information related to employees, counter-parties, and customers, which could result in significant financial or reputational damage and liability under data privacy laws and regulations, including the California Consumer Privacy Act.
We have experienced, and expect to continue to experience, efforts by hackers and other third parties to gain unauthorized access or deny access to, or otherwise disrupt, our information technology systems and networks. We are not aware of any material losses relating to cyber-attacks or any material impact on our operations to date, however there can be no assurance that we will not suffer such losses in the future, and future incidents could have a material adverse effect on our business, financial condition, results of operations or liquidity. Moreover, cyber and other security threats are constantly evolving, thereby making it more difficult to successfully defend against them or to implement adequate preventative measures. We may not have the current capability to detect certain vulnerabilities, which may allow those vulnerabilities to persist in our systems over long periods of time. As cyber threats
Landsea Homes Corp. | 2024 Form 10-K | 25

continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any cyber vulnerabilities.
We are subject to environmental laws and regulations, which may increase our costs, result in liabilities, limit the areas in which we can build homes and delay completion of our projects.
We are subject to a variety of local, state, federal and other statutes, ordinances, rules and regulations concerning the environment. The particular environmental laws which apply to any given homebuilding site vary according to the site’s location, its environmental conditions and the present and former uses of the site, as well as adjoining properties. Environmental laws and conditions may result in delays, may cause us to incur substantial compliance and other costs, including significant fines and penalties for any violation, and may prohibit or severely restrict homebuilding activity in environmentally sensitive regions or areas, which could negatively affect our results of operations. California and New York are especially susceptible to restrictive government regulations and environmental laws. For example, California imposes notification obligations respecting environmental conditions, sometimes recorded on deeds, and also those required to be delivered to persons accessing property or to homebuyers or renters, which may cause some persons, or their financing sources, to view the subject parcels as less valuable or as impaired.
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
There is a variety of new legislation that has been enacted, or considered for enactment, at the federal, state and local level relating to energy, emissions and climate change, and we expect that increasingly stringent requirements may be imposed on land developers and homebuilders in the future. This legislation relates to items such as carbon dioxide emissions control and building codes that impose energy efficiency standards. New building code requirements that impose stricter energy efficiency standards, including California’s solar mandate, could significantly increase our cost to construct homes and we may be unable to fully recover such costs due to market conditions, which could cause a reduction in our homebuilding gross margin and materially and adversely affect our results of operations. As climate change concerns continue to grow, legislation and regulations of this nature are expected to continue and become more costly to comply with. Similarly, energy-related initiatives affect a wide variety of companies throughout the United States and the world and because our operations are heavily dependent on significant amounts of raw materials, such as lumber, steel and concrete, they could have an indirect adverse impact on our operations and profitability to the extent the manufacturers and suppliers of our materials are burdened with expensive cap and trade and similar energy-related regulations.
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
Landsea Homes Corp. | 2024 Form 10-K | 26

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
Our business may face increased scrutiny from investors and other stakeholders related to our sustainability activities, including our ability to comply with evolving disclosure rules and regulations. The State of California has enacted legislation that requires large U.S. companies doing business in California to make broad-based climate-related disclosures, and other states have also enacted or are considering new climate change disclosure requirements. We are assessing our obligations under these proposed and enacted rules and expect that compliance could require substantial effort in the future. In addition, standards for tracking and reporting on sustainability matters, including climate-related matters, have not been harmonized and changes in such standards may also require us to alter our accounting or operational policies and to implement new or enhance existing systems to reflect new reporting obligations. We will likely need to be prepared to contend with overlapping, yet distinct, climate-related disclosure approaches, frameworks and requirements. Our ability to compete could also be affected by changing customer preferences and requirements, such as growing stakeholder demand to establish validated emissions targets or growing customer demand to offer more sustainable homes.
Our 2022 Sustainability Report is available on our website. If our sustainability practices or disclosures do not meet, or are perceived not to meet, evolving regulatory, investor and other stakeholder (including proxy advisory firm) expectations and standards, our reputation, our ability to attract or retain employees, and our attractiveness as an investment or business partner could be negatively affected. Similarly, our failure, or perceived failure, to pursue or fulfill any sustainability-focused goals, targets, or objectives, to comply with ethical, environmental, or other standards, regulations, or expectations, or to satisfy various reporting standards with respect to these matters, within the timelines we announce, or at all, could adversely affect our business or reputation, as well as expose us to government enforcement actions and private litigation. At the same time, an increasing number of stakeholders, lawmakers and regulators have expressed or pursued contrary views, policy, and investment expectations with respect to sustainability, including the enactment or proposal of “anti-ESG” legislation or regulation, which may expose us to additional legal, financial or reputational risks based upon our sustainability commitments and disclosures. While we monitor a broad range of sustainability matters, we cannot be certain that we will manage such matters successfully, or that we will successfully meet the expectations of investors, employees, customers, governments and other stakeholders.
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
•lower than anticipated future earnings in jurisdictions where we have lower statutory tax rates and higher than anticipated future earnings in jurisdictions where we have higher statutory tax rates; or
•our qualification for tax credits.
Landsea Homes Corp. | 2024 Form 10-K | 27

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
For as long as Landsea Green retains an ownership interest in us, it is possible that we could be deemed a “foreign person” under the regulations relating to CFIUS. As such, acquisitions of or investments in U.S. businesses, including foreign businesses with U.S. subsidiaries, may be subject to CFIUS review, the scope of which includes, among other things, certain non-passive, non-controlling investments (including certain investments in entities that hold or process personal information about U.S. nationals), certain acquisitions of real estate even with no underlying U.S. business, transactions the structure of which is designed or intended to evade or circumvent CFIUS jurisdiction, and any transaction resulting in a “change in the rights” of a foreign person in a U.S. business if that change could result in either control of the business or a covered non-controlling investment. The Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”) also subjects certain categories of investments to mandatory filings. If a particular proposed acquisition or investment in a U.S. business falls within CFIUS’s jurisdiction, we may determine that we are required to make a mandatory filing or that we will submit to CFIUS review on a voluntary basis, or to proceed with the transaction without submitting to CFIUS and risk CFIUS intervention, before or after closing the transaction. CFIUS may decide to block or delay an acquisition or investment by us, impose conditions with respect to such acquisition or investment or order us to divest all or a portion of a U.S. business that we acquired without first obtaining CFIUS approval, which may limit the attractiveness of or prevent us from pursuing certain acquisitions or investments that we believe would otherwise be beneficial to us and our stockholders. In addition, among other things, FIRRMA authorizes CFIUS to consider the facts and circumstances unique to each transaction that it reviews, which could result in less favorable treatment for investments and acquisitions by companies from countries that, in the U.S. government’s view, raise unique national security considerations. If such future regulations impose additional burdens on acquisition and investment activities involving PRC and PRC-controlled entities, our ability to consummate transactions falling within CFIUS’s jurisdiction that might otherwise be beneficial to us and our stockholders may be hindered. In addition, U.S. state or federal laws or regulations may restrict our normal business operations in the United States for so long as any China-domiciled individual or entities with their principal places of business in China (including Landsea Green), own a significant percentage of our outstanding shares of common stock, which could limit future growth in such jurisdictions. For example, a law that recently became effective in Florida prohibits, with limited exemptions, certain China-related persons and entities from, directly or indirectly, owning, having a controlling interest in, or acquiring certain real estate in Florida, including agricultural land or property located in proximity to military installations or critical infrastructure facilities. While we believe that the reduction of Landsea Green’s ownership to below 20% of our
Landsea Homes Corp. | 2024 Form 10-K | 28

common stock and other steps taken to insulate decisions with respect to Florida real property from Landsea Green’s influence will be sufficient to prevent us from being subject to restrictions under this law, which is also subject to ongoing administrative interpretation and court challenges, these steps may be determined not to be sufficient, and our operations and future growth in Florida, or in any other jurisdiction which enacts a similar law, could be curtailed.
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
Financial and Liquidity Risks
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
These alternative measures may not be successful and we may not be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all. In addition, the terms of our existing debt will limit our ability to pursue these alternatives. In addition, future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages, and the failure of any bank with which we do business could in turn reduce the amount of cash we have available for our operations or delay our ability to access such funds, which could cause delays or other issues in meeting our financial and operational obligations. Any difficulty in obtaining sufficient capital for planned development expenditures could cause project delays and any such delay could result in cost increases and may adversely affect our business, financial condition, sales and future results of operations and cash flows.
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
Landsea Homes Corp. | 2024 Form 10-K | 29

The valuation of property is inherently subjective and based on the individual characteristics of each property. When market conditions, such as elevated interest rates, drive land values down, land we have purchased or option agreements we have previously entered into may become less desirable because we may not be able to build and sell homes profitably, at which time we may elect to sell the land or, in the case of options contracts, to forego pre-acquisition costs and forfeit deposits and terminate the agreements. Land parcels, building lots, and housing inventories are illiquid assets, and we may not be able to dispose of them efficiently or at all if we or the housing market and general economy are in financial distress. Factors such as changes in regulatory requirements and applicable laws (including in relation to building regulations, taxation and planning), political conditions, the condition of financial markets, both local and national economic conditions, the financial condition of customers, potentially adverse tax consequences, and interest and inflation rate fluctuations subject the market value of land owned, controlled or optioned by us to uncertainty. During periods of elevated or increasing interest rates, demand for land and our housing inventories has generally decreased, which results in lower sales proceeds from future dispositions. Moreover, all valuations are made on the basis of assumptions that may not prove to reflect economic or demographic reality. If housing demand decreases below what we anticipated when we acquired the inventory, our results of operations and financial conditions may be adversely affected and we may not be able to recover our costs when we build and sell houses.
We may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.
We may be forced to write down or write off assets, including intangible assets such as goodwill, restructure operations, or incur impairment or other charges that could result in losses, including due to factors outside of our business and outside of our control. For example, we have recorded intangible assets, including goodwill, in connection with the acquisitions of Pinnacle West, Garrett Walker, Vintage, Hanover, and Antares. If we were to determine that a significant impairment of any such intangible assets has occurred, we would be required to write-off the impaired portion of intangible assets, which could have a material adverse effect on our results of operations in the period in which the write-off occurs. Further, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. Accordingly, our securities could suffer a reduction in value. Our securityholders are unlikely to have a remedy for such reduction in value, unless stockholders are able to successfully claim that the reduction in stock value was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to bring a private claim that the proxy statement relating to the Merger contained an actionable material misstatement or material omission.
We have outstanding indebtedness and may incur additional debt in the future.
We have outstanding indebtedness and our ability to incur additional indebtedness under our credit facility is subject to and potentially restricted by customary requirements and borrowing base formulas. As of December 31, 2024, Landsea Homes had approximately $749.0 million outstanding under its credit facility, the 8.875% Senior Notes (as defined below), and the 11.0% Senior Notes (as defined below) all of which are unsecured indebtedness, with approximately $184.5 million of additional borrowing capacity, subject to customary borrowing base requirements. Our indebtedness could have detrimental consequences, including the following:
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
•if we are unable to comply with the terms of the agreements governing our indebtedness, the holders of that indebtedness could accelerate that indebtedness and exercise other rights and remedies against us; and
•the terms of any refinancing may not be as favorable as the debt being refinanced, if at all.
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
Landsea Homes Corp. | 2024 Form 10-K | 30

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
As a result of these restrictions, our ability to obtain additional financing as needed for working capital, land acquisition costs, building costs, other capital expenditures, or general corporate purposes, or to refinance existing indebtedness before its scheduled maturity, may be limited. In addition, our credit facility currently contains certain financial covenants with which we must test compliance periodically. Failure to have sufficient borrowing base availability in the future or to comply with our financial covenants under our credit facility could have a material adverse effect on our operations and financial condition.
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
Landsea Homes Corp. | 2024 Form 10-K | 31

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
Risks Related to the Ownership of Our Securities
Because Landsea Green holds a significant percentage of our common stock and is party to a stockholder’s agreement with us, it may influence the outcome of major corporate decisions, and the interests of Landsea Green and its affiliates, including certain of our directors, may conflict with the interests of our other stockholders.
Landsea Green currently holds, indirectly, approximately 16.9% of our common stock, and we are party to an amended and restated stockholder’s agreement with Landsea Holdings Corporation, a wholly owned, indirect subsidiary of Landsea Green. As a result, Landsea Green may be able to influence matters requiring approval by our stockholders or our board of directors, including the election of directors, the selection of senior management, disposals of assets or business, amendments to our certificate of incorporation and bylaws, and the size and timing of annual budgets, increases or decreases in stock capital and issuances of new securities.
Landsea Green may have interests that are different from, and potentially adverse to, our other stockholders and may vote in a way with which our other stockholders disagree. In addition, certain of our directors are currently affiliated with Landsea Green, and, as a result, may have real or apparent conflicts of interest on matters affecting both us and Landsea Green, which in some cases may have interests adverse to ours. Landsea Green’s ownership could also negatively affect our ability to obtain financing required for opportunistic investments or to offset periods of net losses or financial distress, or have the effect of delaying a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could prevent us from taking advantage of business opportunities, decrease our ability to avoid defaults under our obligations or cause the market price of our common stock to decline.
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
Landsea Homes Corp. | 2024 Form 10-K | 32

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
We issued warrants to purchase 15,525,000 shares of Common Stock as part of our Initial Public Offering (“IPO”). These public warrants are exercisable for one-tenth of one share at an exercise price of $1.15 per one-tenth share ($11.50 per whole share) pursuant to the Warrant Amendment. The shares of Common Stock issued upon exercise of our warrants will result in dilution to the then existing holders of Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our Common Stock or such public warrants.
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
Landsea Homes Corp. | 2024 Form 10-K | 33

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
•a provision allowing the directors to fill any vacancies on the board of directors, including vacancies that result from an increase in the number of directors, subject to the rights of the holders of any outstanding series of preferred stock to elect directors under specified circumstances; and
•the designation of Delaware as the exclusive forum for certain disputes.
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
Landsea Homes Corp. | 2024 Form 10-K | 34

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
Landsea Homes Corp. | 2024 Form 10-K | 35

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
Cybersecurity Governance
Our board of directors, which has overall oversight responsibility for our risk management, considers cybersecurity risk critical to the enterprise and has delegated primary cybersecurity risk oversight to the Audit Committee. The Audit Committee, which is responsible for reviewing and discussing the Company’s practices with respect to risk assessment and risk management, and risks related to matters including, among other things, information technology and cybersecurity, and therefore oversees management’s design, implementation, and enforcement of our cybersecurity risk management program. The Audit Committee receives reports, at least quarterly, from our Vice President of IT on our cybersecurity risks, including briefings on our cyber risk management program and cybersecurity events. The Audit Committee also receives periodic presentations from our Vice President of IT, supported by our management team or external experts, which address a wide range of additional cybersecurity topics including key cybersecurity metrics, the status of the Company’s information security systems and assessments of the Company’s cybersecurity, among other things. The Audit Committee regularly reports to our board of directors on cybersecurity matters.
Management is responsible for identifying and assessing cybersecurity risks, establishing processes to ensure that such potential cybersecurity risk exposures are monitored and putting in place appropriate mitigation measures. Our Vice President of IT, who reports to our Chief Financial Officer, has primary responsibility at the management level for leading our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our external cybersecurity service providers. Our Vice President of IT has significant experience in managing and leading IT and cybersecurity teams, including over 20 years of relevant work experience at the Company and elsewhere.
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
Item 2. Properties
Our homebuilding and lot development operations own and control inventories of land, lots, and homes as part of the ordinary course of our business. We also lease approximately 84,000 square feet of office space under ongoing leases through December 2031. These properties are located in our various operating markets to house our regional and corporate offices.
Item 3. Legal Proceedings
See Part II, Item 8, Note 9 – Commitments and Contingencies - Legal.
Item 4. Mine Safety Disclosures
None.
Landsea Homes Corp. | 2024 Form 10-K | 36

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchasers of Equity Securities
Market Information
Our Common Stock and warrants are currently traded on The Nasdaq Capital Market under the trading symbols “LSEA” and “LSEAW,” respectively.
As of February 21, 2025, there were 12 holders of record of our Common Stock and 1 holder of record of our warrants.
Information regarding the shares of our common stock that may be issued under our equity compensation plans is provided in Item 12 in this report.
Dividends
The Company has not paid any cash dividends on its Common Stock to date and does not intend to pay cash dividends. The payment of cash dividends in the future will be dependent upon the Company’s revenues and earnings, if any, capital requirements and general financial condition. The payment of any cash dividends will be within the discretion of the board of directors at such time. In addition, the board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. If we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.
Repurchase of Common Stock
The following table sets forth information concerning the Company’s repurchases of common stock during the three months ended December 31, 2024.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (in millions)(1)
October 1, 2024 - October 31, 2024	—	$—	—	$2.5
November 1, 2024 - November 30, 2024	—	$—	—	$2.5
December 1, 2024 - December 31, 2024	—	$—	—	$2.5
(1)    In March 2023, the board of directors authorized a stock repurchase program allowing for the repurchase of up to $10.0 million worth of common stock with an expiration of December 31, 2023. In July 2023, the board of directors authorized additional capacity of approximately $3.3 million, with an expiration date of December 31, 2023, and an additional $10.0 million with no stated expiration date. In October 2023, the board of directors authorized additional capacity of $20.0 million with no stated expiration date. During the year ended December 31, 2023, the Company repurchased 3,635,033 shares of common stock for a total of $34.4 million. During the year ended December 31, 2024, the Company repurchased 534,436 shares of common stock for a total of $6.4 million. As of December 31, 2024, the Company had approximately $2.5 million in remaining authorized capacity.
Item 6. [Reserved]
Landsea Homes Corp. | 2024 Form 10-K | 37

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of Landsea Homes’ financial condition and results of operations for the fiscal years ended December 31, 2024 and 2023 should be read together with the consolidated financial statements and related notes of Landsea Homes’ that are included elsewhere in this document.

This section generally discusses the results of operations for 2024 compared to 2023. For similar discussion of our 2023 results compared year over year to our 2022 results, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended December 31, 2023 in our Annual Report on Form 10-K filed on February 29, 2024.

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

Landsea Homes Corp. | 2024 Form 10-K | 38

Consolidated Financial Data

The following table summarizes the results of operations for the years ended December 31, 2024 and 2023.

	Year Ended December 31,
	2024	2023
	(in thousands, except share and per share amounts)
Revenue
Home sales	$1,486,938	$1,169,867
Lot sales and other	63,399	40,080
Total revenues	1,550,337	1,209,947

Cost of sales
Home sales	1,268,968	967,034
Lot sales and other	53,577	27,939
Total cost of sales	1,322,545	994,973

Gross margin
Home sales	217,970	202,833
Lot sales and other	9,822	12,141
Total gross margin	227,792	214,974

Sales and marketing expenses	98,189	73,248
General and administrative expenses	102,144	101,442
Total operating expenses	200,333	174,690

Income from operations	27,459	40,284

Other (expense) income, net	(784)	4,261
Loss on remeasurement of warrant liability	—	—
Pretax income	26,675	44,545

Provision for income taxes	8,141	11,895

Net income	18,534	32,650
Net income attributable to noncontrolling interests	1,303	3,414
Net income attributable to Landsea Homes Corporation	$17,231	$29,236

Earnings per share:
Basic	$0.48	$0.75
Diluted	$0.47	$0.75

Weighted average shares outstanding:
Basic	36,262,257	38,885,003
Diluted	36,556,070	39,076,322

Landsea Homes Corp. | 2024 Form 10-K | 39

Business Overview
Driven by a commitment to sustainability, we design and build homes and communities in Arizona, California, Colorado, Florida, Texas, and Metro New York. We create inspired spaces for modern living and feature homes and communities in vibrant, prime locations which connect seamlessly with their surroundings and enhance the local lifestyle for living, working, and playing. The defining principle, “Live in Your ElementTM,” creates the foundation for our customers to live where they want to live, how they want to live – in a home created especially for them.

We are engaged in the acquisition, development, and sale of homes and lots in the states of Arizona, California, Colorado, Florida, New York, and Texas, which also comprise the Company’s six reportable segments. We build and sell an extensive range of home types across a variety of price points but we focus our efforts on the first-time homebuyer. Our Corporate operations are a non-operating segment to support our homebuilding operations by providing executive, finance, treasury, human resources, accounting, and legal services.

In April 2024, the Company completed the acquisition of Antares Acquisition, LLC (“Antares”), a Dallas-Fort Worth (“DFW”) based homebuilder, for approximately $239.8 million (subject to certain customary post-closing adjustments) using a combination of cash on hand and borrowing under the Company’s existing credit facility, which included repayment of approximately $40.2 million of Antares’ debt. The Antares acquisition increased our presence in Texas with approximately 2,100 lots owned or controlled at the time of acquisition. We believe this acquisition fits with and continues to advance our overall business strategy by expanding into new and diverse markets.

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

We manage inventory challenges by partnering with suppliers that can dedicate their attention and products to us, leveraging operational forecasts to assist in making purchase orders with sufficient lead time, using standard size products that are interchangeable, and holding select products on hand to ensure availability. In recent periods, we have focused on being strategic in the contracts we enter into and the vendors we use. Over the last few quarters, we have seen improvements in our cycle time from beginning construction on a home to final delivery to the homebuyer. We believe these steps will allow us to continue to shorten our construction cycle time. Costs of construction have generally increased over recent quarters at a moderate pace. Higher construction costs to build our homes are primarily being driven by increased land costs in the markets we operate in and financing costs driven in large part by higher interest rates.

Sustained higher mortgage interest rates have amplified challenges to affordability for many potential homebuyers and put pressure on demand across the nation. Our absorption and cancellation rates have stabilized compared to the prior year as our homebuyers in our backlog acclimated to the elevated interest rate environment. However, inflation, and the potential for interest rates to remain elevated, continues to cause affordability concerns and market uncertainty. These concerns have continued to cause challenges across the homebuilding industry throughout 2024. Although we saw marginal relief in mortgage interest rates at the end of the third quarter of 2024, they rose again during the fourth quarter of 2024. We expect rates to remain elevated in coming quarters and there can be no assurance as to the direction, timing, and magnitude of any future movement. Changes in mortgage interest rates can significantly influence our absorption and cancellation rates as well as our profitability. Even as rates show signs of easing, some homebuyers, anticipating further decreases in rates, may continue to delay purchasing a home. In light of these expectations, we are focusing our sales and marketing efforts on addressing affordability through a commitment to lower fixed interest rate incentive programs as well as providing purchase incentives, subject to managing our inventory levels in the market. We manage certain nationwide marketing programs, however incentives are specifically tailored to the circumstances of each community. We regularly perform stress tests on our backlog to identify homebuyers that are most likely to cancel their sales contracts, without intervention, due to higher costs from rising interest rates.

During 2024, we launched our exclusive financial services, Landsea Elements, which provides end-to-end support for our homebuyers through our existing services, Landsea Mortgage and Landsea Title, along with our newest offering, Landsea Insurance Agency. Through licensing agreements, we partner with NFM Lending and S3 Home Loans as preferred lenders to provide mortgage
Landsea Homes Corp. | 2024 Form 10-K | 40

services under the name Landsea Mortgage. In connection with this arrangement, we have focused many of our incentives on mortgage interest rates and assisting homebuyers with buydowns on their home loans. This focus has helped achieve certain goals related to sales pace and absorption, but these additional discounts and incentives have lowered revenue and gross margins. We continue to monitor the credit worthiness of our homebuyers with Landsea Mortgage with the objective of converting as many of our sales as possible into successful home deliveries. In addition to Landsea Mortgage, we offer title and insurance services through Landsea Title and Landsea Insurance Agency, respectively. Together we believe these offerings, bundled under the umbrella of Landsea Elements, provide significant value to potential homebuyers in facilitating the homebuying process and offer us additional opportunities to generate positive returns and gain insights throughout the homebuying process while managing and converting sales to deliveries.

In March 2024, Landsea Holdings Corporation (“Landsea Holdings”), the Company’s then-majority stockholder, completed an underwritten secondary offering of approximately 2.8 million shares of the Company’s common stock. The Company did not receive any proceeds from the sale of shares by Landsea Holdings. The Company paid costs, fees, and expenses for the offering of $0.6 million. Immediately following completion of such sale by Landsea Holdings, the aggregate beneficial ownership of Landsea Holdings fell below 50% of our outstanding shares of common stock. As a result, we no longer qualify as a “controlled company” under The Nasdaq Stock Market LLC listing standards. In the second half of 2024, Landsea Holdings’ ownership further decreased and was 17% of our outstanding shares of common stock as of December 31, 2024.

Strategy

Our strategy is focused on maximizing shareholder returns through profitability and efficiency, while balancing appropriate amounts of leverage. In general, we are focused on the following long-term strategic objectives:

•Expand community count in current markets and enhance operating returns
•Maintain an appropriate supply of lots
•Continue to focus on entry-level and first-time product offerings
•Strengthen unique brand position through product differentiation
•Continue geographic expansion and diversification into new markets
•Leverage existing sales, marketing, and general and administrative base to enhance stockholder returns and profitability
•Become a top-ten homebuilder in the United States

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

Results of Operations

During 2024, home sales revenue increased 27% from $1,169.9 million to $1,486.9 million and home deliveries increased 33% from 2,123 units to 2,831 units, in each case as compared to the prior year. The increase in home sales revenue and home deliveries year-over-year is primarily the result of improvements in our Arizona segment, the addition of Antares earlier this year to our Texas segment, and the inclusion of a full year of Richfield operations in our Colorado segment. The results were also impacted by the sale of model homes throughout 2024 which we immediately leased back. The model home sales generated $69.5 million and $65.4 million in home sales revenue and cost of sales, respectively. These improvements were partially offset by challenges to affordability across all of our operating segments as mortgage interest rates remain elevated and more significant incentives are
Landsea Homes Corp. | 2024 Form 10-K | 41

required to sustain demand. In total, our net income for the year ended December 31, 2024 was $18.5 million compared to $32.7 million in the prior year.

We remain focused on growth and view our ability to maintain optimal leverage ratios as a key factor in obtaining the financing required in order to expand. Primarily related to our acquisition in April, our debt to capital ratio increased to 51.8% as of December 31, 2024 compared to 44.1% as of December 31, 2023. Our net debt to total capital ratio (a non-GAAP financial measure; see below for the definition and reconciliation to the most directly comparable GAAP measure) increased to 47.7% as of December 31, 2024 compared to 30.4% as of December 31, 2023. We believe that our financial condition and operating platform position us well to continue to execute our growth strategy and we are focused on reducing our leverage ratios over time.

We anticipate the homebuilding markets in each of our operating segments to be tied to both the local economy and the macro-economic environment. Accordingly, net orders, home deliveries, and average selling price (“ASP”) can be negatively affected by economic conditions, such as rising interest rates, decreases in employment and median household incomes, decreases in household formations and increasing supply of inventories. Shortages in labor or materials can also significantly increase costs, reduce gross margins, and lower our overall profitability. During 2024, we observed improved absorption rates in all markets, except California, compared to the same period in the prior year, primarily due to successful sales promotions that have helped generate sales, partially offset by continued high mortgage interest rates and concerns about home affordability. Mortgage interest rates continue to be a primary concern for homebuyers and while we continue to see stabilization in most markets, homebuyers continue to be sensitive to mortgage interest rates. Our results have been impacted, and could be further impacted, by continued challenges in home affordability as a result of price appreciation, elevated mortgage interest rates, or tightening of mortgage lending standards.

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

	Year Ended December 31,
	2024				2023				% Change
	Homes	Dollar Value	ASP	Monthly Absorption Rate	Homes	Dollar Value	ASP	Monthly Absorption Rate	Homes	Dollar Value	ASP	Monthly Absorption Rate
	(dollars in thousands)
Arizona	812	$361,869	$446	3.4	598	$255,513	$427	2.9	36%	42%	4%	17%
California	387	323,892	837	3.2	596	519,664	872	4.4	(35)%	(38)%	(4)%	(27)%
Colorado (1)	110	50,120	456	3.3	2	1,286	643	0.7	5,400%	3,797%	(29)%	371%
Florida	923	429,902	466	2.6	747	330,195	442	2.1	24%	30%	5%	24%
Metro New York	1	4,475	4,475	—	—	—	N/A	—	N/A	N/A	N/A	N/A
Texas	401	158,331	395	2.2	4	4,194	1,049	1.1	9,925%	3,675%	(62)%	100%
Total	2,634	$1,328,589	$504	2.8	1,947	$1,110,852	$571	2.8	35%	20%	(12)%	—%
(1)     The monthly absorption rates calculation for Colorado in 2023 is based on three months, for the time subsequent to the acquisition of Richfield in October 2023.

Our Arizona segment improved during the year ended December 31, 2024, across all of the metrics set forth in the table above compared to the prior year period. We believe this improvement was due to the continued use of sales programs during a challenging environment for affordability. Interest rates had a significant impact on our Arizona segment during the year ended December 31, 2023, and resulted in lower net orders at that time. Although interest rates continue to be high, we have seen the market partially stabilize around those higher rates and expectations. While we continue to use targeted incentives, ASP increased and we experienced a significant amount of business during the period, resulting in a significant increase in net new orders. Even though these metrics improved during the year ended December 31, 2024, the current interest rate environment may continue to present challenges to our business throughout all of our segments.

In the California segment, the decrease in net new orders and related metrics included above for the year ended December 31, 2024 was primarily due to community turnover along with continued challenges from the current interest rate environment which continued to need elevated incentives to achieve our desired sales pace. We are in the process of transitioning from some of our larger
Landsea Homes Corp. | 2024 Form 10-K | 42

projects to new projects which are just beginning to sell with varied effects to the average price point of our communities. During 2024, we substantially sold out three older communities which provided a significant number of orders and dollar value during the prior year. Additionally, during 2024, we opened communities at a more attainable price point for the local market and we have seen additional sales coming from those communities. This change in product mix for the period contributed to the decrease in our overall ASP. Like other markets, California continues to see challenges from higher interest rates and there is still uncertainty about the long-term trends as consumers continue evaluating prices and overall payments in the current environment.

Our operations in our Colorado segment began in October 2023 with the acquisition of the assets of Richfield. Through December 31, 2024, the Colorado segment has seen successful sales of 110 net new home orders averaging a sales price of $0.5 million.

Our Florida segment has shown improvement across the net new home order metrics for the year ended December 31, 2024, compared to the corresponding prior period. Additional incentives continue to be key for this segment in selling homes at our desired pace. While this approach has prevented us from raising our average selling prices, we have generally been able to drive more net new orders at a quicker pace. We continue to strive for the right balance between incentives and sales pace and are beginning to see the greater absorption rates that we have been targeting. As with our other segments, buyers are still sensitive to interest rate increases which may continue to present additional challenges while the current elevated interest rate environment persists.

The Metro New York segment has one remaining community, with only one residential unit and a retail space remaining to sell and deliver as of December 31, 2024.

During the year ended December 31, 2024, our Texas segment began integrating the operations of Antares following its acquisition in April 2024. This led to an increase in net new home orders and related metrics compared to the prior period. We expect to continue to see our business in Texas grow as we continue to expand our footprint in Texas and build on our brand in the areas where our communities are located.

Average Selling Communities

Average selling communities is the sum of communities actively selling homes each month, divided by the total months in the calculation period.

	Year Ended December 31,
	2024	2023	% Change
Arizona	19.8	17.3	14%
California	10.1	11.3	(11)%
Colorado (1)	2.8	1.0	180%
Florida	29.1	29.7	(2)%
Metro New York(2)	—	—	N/A
Texas	15.5	0.3	5,067%
Total	77.2	58.8	31%
(1)    The average selling communities calculation for Colorado in 2023 is based on three months, for the time subsequent to the acquisition of Richfield in October 2023.
(2)    Our Metro New York segment includes one project with only one residential unit and a retail space remaining to sell and deliver. Therefore we do not consider it to have any active selling communities.

Landsea Homes Corp. | 2024 Form 10-K | 43

Home Deliveries and Home Sales Revenue

Changes in home sales revenue are the result of changes in the number of homes delivered and the ASP of those delivered homes. Commentary on significant changes for each of the segments in these metrics is provided below.

	Year Ended December 31,
	2024			2023			% Change
	Homes	Dollar Value	ASP	Homes	Dollar Value	ASP	Homes	Dollar Value	ASP
	(dollars in thousands)
Arizona	838	$369,602	$441	607	$264,067	$435	38%	40%	1%
California	518	456,585	881	514	439,939	856	1%	4%	3%
Colorado	118	54,256	460	11	7,410	674	973%	632%	(32)%
Florida	942	433,104	460	986	452,608	459	(4)%	(4)%	—%
Metro New York	1	4,475	4,475	1	1,649	1,649	—%	171%	171%
Texas	414	168,916	408	4	4,194	1,049	10,250%	3,928%	(61)%
Total	2,831	$1,486,938	$525	2,123	$1,169,867	$551	33%	27%	(5)%

During 2024, the Arizona segment delivered 838 homes with an ASP of $0.4 million and generated $369.6 million in home sales revenue. The increase in home deliveries and revenue was primarily the result of increased new home orders in recent quarters as our sales incentives took hold and produced positive growth in our sales and ultimate delivery to customers. We have also seen some stabilization in incentives needed to deliver homes during the year ended December 31, 2024, compared to the prior year, but market uncertainty remains significant and future deliveries may require additional incentives until interest rates improve further.

During 2024, the California segment delivered 518 homes with an ASP of $0.9 million and generated $456.6 million in home sales revenue. While we drove modest growth in each metric, the rise in ASP was largest during the first half of the year as we delivered homes in communities with higher price points compared to the previous period. During the second half of the year, that increase to ASP has moderated following deliveries in new communities at more attainable price points for the local market. We delivered fewer homes later in the year as some of our communities closed out in recent periods and we are focused on delivering homes at our new communities. Market uncertainty remains a key factor during the current period and future deliveries may require additional incentives until interest rates improve further.

We began operations in the Colorado segment in October 2023 following the acquisition of the assets of Richfield. Through December 31, 2024, the Colorado segment delivered 118 homes with an ASP of $0.5 million and generated $54.3 million in home sales revenue.

Our Florida segment delivered fewer homes during the year ended December 31, 2024 compared to the prior year. The decrease during the period was the result of fewer net new orders in recent periods as customers grappled with higher mortgage interest rates while the average price of those homes remained largely flat compared to the prior year. Fluctuations in mortgage interest rates continue to cause uncertainty with buyers. Similar to our other segments, market uncertainty and concerns regarding affordability remain significant and could impact future results further.

The Metro New York segment has one community and delivered one of its final two residential units during the year ended December 31, 2024. The segment has only one residential unit and a retail space remaining to deliver as of December 31, 2024.

During the year ended December 31, 2024, our Texas segment began integrating the operations of Antares following its acquisition in April 2024. This led to an increase in home deliveries and revenue compared to the prior year. We expect to continue to see our business in Texas grow as we continue to expand our footprint in Texas and build on our brand in the areas where our communities are located.

Landsea Homes Corp. | 2024 Form 10-K | 44

Home Sales Gross Margins

Home sales gross margin measures the price achieved on delivered homes compared to the costs incurred to build the home. In the following table, we calculate gross margins adjusting for interest in cost of sales, real estate inventories impairment, and purchase price accounting for acquired work in process inventory. We believe the below information is meaningful as it isolates the impact that indebtedness, real estate inventories impairment, and acquisitions have on the gross margins and allows for comparability to previous periods and competitors. See Note 2 – Business Combinations and Asset Acquisitions within the accompanying notes to the consolidated financial statements for additional discussion regarding acquired work in process inventory.

	Year Ended December 31,
	2024	%	2023	%
	(dollars in thousands)
Home sales revenue	$1,486,938	100.0%	$1,169,867	100.0%
Cost of home sales	1,268,968	85.3%	967,034	82.7%
Home sales gross margin	217,970	14.7%	202,833	17.3%
Add: Interest in cost of home sales	58,739	4.0%	35,576	3.0%
Add: Real estate inventories impairments	800	0.1%	4,700	0.4%
Adjusted home sales gross margin excluding interest and real estate inventories impairment (1)	277,509	18.7%	243,109	20.8%
Add: Purchase price accounting for acquired inventory	24,569	1.7%	18,820	1.6%
Adjusted home sales gross margin excluding interest, real estate inventories impairment, and purchase price accounting for acquired inventory (1)	$302,078	20.3%	$261,929	22.4%
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

Home sales gross margin decreased by 260 basis points to 14.7% for the year ended December 31, 2024, compared to the year ended December 31, 2023. The decrease is primarily due to the need for continued sales discounts and incentives to drive sales and delivery activity during 2024 coupled with higher land acquisition costs as well as higher interest costs due to our higher average debt balances and the elevated interest rate environment.

Adjusted home sales gross margin excluding interest, real estate inventories impairment, and purchase price accounting for acquired inventory decreased by 210 basis points to 20.3% for the year ended December 31, 2024 as compared to the year ended December 31, 2023. Land costs increased and discounts and incentives remained an important part of our sales strategy during 2024 compared to the prior year. The incentives primarily related to closing cost assistance and mortgage interest rate buydowns on behalf of our homebuyers.

Landsea Homes Corp. | 2024 Form 10-K | 45

Backlog

Backlog reflects the number of homes, net of cancellations, for which we have entered into a sales contract with a customer but have not yet delivered the home.

	December 31, 2024			December 31, 2023			% Change
	Homes	Dollar Value	ASP	Homes	Dollar Value	ASP	Homes	Dollar Value	ASP
	(dollars in thousands)
Arizona	70	$33,700	$481	96	$41,433	$432	(27)%	(19)%	11%
California	30	25,477	849	161	158,170	982	(81)%	(84)%	(14)%
Colorado	6	3,404	567	14	7,540	539	(57)%	(55)%	5%
Florida	227	125,282	552	246	128,484	522	(8)%	(2)%	6%
Metro New York	—	—	N/A	—	—	N/A	N/A	N/A	N/A
Texas(1)	57	24,533	430	—	—	N/A	N/A	N/A	N/A
Total	390	$212,396	$545	517	$335,627	$649	(25)%	(37)%	(16)%
(1)     Backlog acquired in Texas at the date of the Antares acquisition was 70 homes with a value of $35,118 thousand.

The decrease in the number of backlog homes and the backlog value as of December 31, 2024 as compared to December 31, 2023 is primarily attributable to more of our buyers desiring quick move-in homes for greater reliability of delivery and certainty of payment. We therefore converted our backlog at a faster rate in 2024 compared to 2023. As our home deliveries outpaced net new orders across the Company, our backlog decreased. This is in part because some of our communities closed out in recent periods, as discussed above, while we are opening newer offerings for sale. We also continue to see significant homebuyer demand for quick move-in homes with entry into a sales contract and delivery frequently occurring within the same quarter. The decrease in backlog was partially offset by backlog throughout the DFW metropolitan area acquired as part of our acquisition of Antares. Overall, the current market environment remains uncertain and further challenges could persist.

Lot Sales and Other Revenue

Lot sales and other revenue and our related gross margin can vary significantly between reporting periods based on the number of lots under contract during the period, as well as, in cases where we have continuing development obligations, the percentage of those development activities completed. For the years ended December 31, 2024 and 2023 we recognized $63.4 million and $40.1 million, respectively, of lot sales and other revenue, in our Arizona and Florida segments related to the sale of lots and, in certain cases, the subsequent development of lots under contract.

As of December 31, 2024 and 2023, we had contract assets of $3.9 million and $6.0 million, respectively, related to lot sales and other revenue. The contract asset balance is included in other assets on the Company’s consolidated balance sheets and represents cash to be received for work already performed on lot sales and other contracts. The amount of the transaction price for lot sales and other contracts allocated to performance obligations that were unsatisfied, or partially unsatisfied, as of December 31, 2024 and 2023 was $2.4 million and $1.1 million, respectively.

As of December 31, 2024 and 2023, we had $0.4 million and $0.2 million, respectively, of deferred revenue from lot sales and other revenue included in accrued expenses and other liabilities in the consolidated balance sheets. We reduce these liabilities and recognize revenue as development progresses and the related performance obligations are completed.

Landsea Homes Corp. | 2024 Form 10-K | 46

Lots Owned or Controlled

The table below summarizes lots owned or controlled by reportable segment as of the dates presented. Lots controlled includes lots where we have placed a deposit and have a signed purchase contract or rolling option contract.

	December 31, 2024			December 31, 2023
	Lots Owned	Lots Controlled	Total	Lots Owned	Lots Controlled	Total	% Change
Arizona	1,210	1,633	2,843	1,688	1,662	3,350	(15)%
California	683	938	1,621	657	1,422	2,079	(22)%
Colorado	204	259	463	127	155	282	64%
Florida	1,414	1,487	2,901	1,964	1,649	3,613	(20)%
Metro New York	1	—	1	2	—	2	(50)%
Texas	1,310	1,805	3,115	130	1,720	1,850	68%
Total	4,822	6,122	10,944	4,568	6,608	11,176	(2)%

The total lots owned or controlled at December 31, 2024 decreased by 2% from December 31, 2023. We are growing our lot count in new areas through recent acquisitions, including in Texas following our acquisition of Antares during 2024 and in Colorado following the 2023 acquisition of Richfield. In our other markets, we have focused on developing and delivering on lots that we already own and control to best leverage the lot base we have established. While we continue to deliver on owned homes and take possession of lots previously under contract, we are monitoring the market to appropriately manage future lot contracts. Our goal remains to maintain a strong balance sheet while entering into contracts for new lots when we are satisfied that the timing and metrics support our actions.

Results of Operations and Assets by Segment

	Year Ended December 31,
	2024	2023
Pretax income (loss)	(dollars in thousands)
Arizona	$15,686	$6,097
California	30,614	29,562
Colorado	(2,250)	(1,404)
Florida	18,100	37,621
Metro New York	(2,736)	(2,790)
Texas	(9,700)	(5,990)
Total reportable segment pretax income	49,714	63,096
Corporate	(23,039)	(18,551)
Total pretax income	$26,675	$44,545

	December 31,
	2024	2023
Assets	(dollars in thousands)
Arizona	$305,952	$336,424
California	436,854	479,218
Colorado	39,374	27,240
Florida	414,790	425,154
Metro New York	38,082	42,047
Texas	378,569	60,255
Total reportable segment assets	1,613,621	1,370,338
Corporate	87,716	100,894
Total assets	$1,701,337	$1,471,232

Landsea Homes Corp. | 2024 Form 10-K | 47

Our Arizona segment recorded pretax income of $15.7 million during the year ended December 31, 2024 compared to $6.1 million during the year ended December 31, 2023. The increase in pretax income during the 2024 was primarily due to a substantial increase in deliveries and resultant home sales revenue despite the incentives required to continue to close homes at our desired pace as well as slightly lower sales, marketing, and general and administrative (“SG&A”) expenses as a percentage of home sales revenue compared to the prior year.

Our California segment recorded pretax income of $30.6 million during the year ended December 31, 2024 compared to $29.6 million during the year ended December 31, 2023. The increase in pretax income was primarily due to lower SG&A expenses as a percentage of home sales revenue compared to the prior year. This was partially offset by discounts and incentives needed to sell homes in the elevated mortgage rate environment.

Colorado operations began in October 2023 with the acquisition of the assets of Richfield. During the year ended December 31, 2024, our Colorado segment recorded a pretax loss of $2.3 million compared to a pretax loss of $1.4 million during the period from acquisition through December 31, 2023 as the assets continue to be incorporated into the Company’s operations.

Our Florida segment recorded pretax income of $18.1 million during the year ended December 31, 2024, compared to pretax income of $37.6 million in 2023. As noted above, slower net new orders during much of 2023 driven primarily by rising mortgage interest rates resulted in lower deliveries during 2024. Lower gross margins driven primarily by the need for incentives as well as higher costs of home sales compared to the prior year have suppressed the segment’s pretax income. Increased incentives and marketing efforts have been effective in increasing net new orders and we expect to see those deliveries and increased revenue reflected in upcoming quarters. Higher inflation and mortgage interest rates may still present challenges in the near future.

The Metro New York segment recorded a pretax loss of $2.7 million for the year ended December 31, 2024 compared to a pretax loss of $2.8 million in 2023. We continue to wind down the sales and deliveries activities in this segment.

During the year ended December 31, 2024, our Texas segment recorded pretax loss of $9.7 million compared to pretax loss of $6.0 million in 2023. During 2024, our Texas segment began integrating the operations of Antares following the acquisition in April 2024, which led to incremental costs from Antares’ operations. Additionally, gross margins for the Texas segment are subject to the effects of purchase price accounting adjustments which increased the book value of our real estate inventories at the time of acquisition and will continue to result in lower gross margins for a period of time until the acquired inventories are delivered.

We have also identified our Corporate operations as a non-operating segment, as it serves to support the business’s operations through functional departments such as executive, finance, treasury, human resources, accounting, and legal. The majority of the Corporate personnel and resources are dedicated to activities relating to the business’s operations and are allocated accordingly. The Corporate non-operating segment generated a larger pretax loss compared to the prior year primarily due to transaction costs resulting from the Antares acquisition and the secondary offerings during 2024. Debt costs related to the issuance of senior notes and the modification of our revolving credit facility including the write-off of previous deferred financing costs, as well as one-time severance costs, partially offset by lower compensation costs, also contributed to the corporate operations costs.

Sales, Marketing, and General and Administrative Expenses

	Year Ended December 31,		As a Percentage of Home Sales Revenue
	2024	2023	2024	2023
	(dollars in thousands)
Sales and marketing expenses	$98,189	$73,248	6.6%	6.3%
General and administrative expenses	102,144	101,442	6.9%	8.7%
Total operating expenses	$200,333	$174,690	13.5%	15.0%

For the year ended December 31, 2024, sales, marketing, and general and administrative (“SG&A”) expenses increased compared to the prior year primarily due to the increasing volume of sales and deliveries and thus related commission costs in Arizona and Texas as well as the added marketing and advertising costs in our Texas segment from the Antares acquisition and the grand opening of several new communities in the Austin sub-market in the current year. General and administrative (“G&A”) costs also increased during 2024 primarily due to transaction costs associated with the Antares acquisition and one-time severance costs.
Landsea Homes Corp. | 2024 Form 10-K | 48

Continuing compensation and other administrative costs grew as we brought on the additional employees related to the Antares acquisition, partially offset by lower compensation costs including the effects of the reduction-in-force from the first half of the year.

The SG&A expense rate as a percentage of home sales revenue for the year ended December 31, 2024 was 13.5%, a decrease of 1.5% from the prior year. The SG&A expense rate primarily decreased due to higher deliveries and home sales revenue in 2024 compared to the prior year. This offset the increases in total SG&A expenses discussed above except as it relates to sales and marketing costs (“S&M”). S&M costs were higher this year due, in large part, to the elevated mortgage interest rate environment and related headwinds when marketing and selling homes to customers. We expect to continue to be able to further leverage our G&A base, including wages, and reduce the percentage of SG&A compared to home sales revenue in future periods.

Other (expense) income, net

For the year ended December 31, 2024, other expense, net was $0.8 million compared to other income, net of $4.3 million for the year ended December 31, 2023. The amount of other expense, net for the year ended December 31, 2024 related primarily to a $5.2 million write-off of previously deferred financing costs associated with the amendment of the revolving credit facility in April 2024 and abandoned project costs throughout the year. These costs were partially offset by income from our Landsea Elements activities and forfeited homebuyer deposits.

Provision for Income Taxes

The income tax provision for the year ended December 31, 2024 was $8.1 million, as compared to $11.9 million for the year ended December 31, 2023. The effective tax rate for the year ended December 31, 2024 was 30.5%, and was different from the federal statutory rate primarily due to state income taxes net of federal income tax benefits, estimated deduction limitations for executive compensation under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), partially offset by tax credits for energy-efficient homes. The effective tax rate for the year ended December 31, 2023 was 26.7%, and was different from the federal statutory rate primarily due to state income taxes net of federal income tax benefits and estimated deduction limitations for executive compensation under Section 162(m) of the Code, partially offset by tax credits for energy-efficient homes.

The accounting for deferred taxes is based upon estimates of future results. Differences between the anticipated and actual outcomes of these future results could have a material impact on our consolidated results of operations or financial position. Also, changes in existing federal and state tax laws and tax rates could affect future tax results and the valuation of our deferred tax assets.

Critical Accounting Estimates

Critical accounting estimates are those that we believe are both significant and that require us to make difficult, subjective, or complex judgments, often because we need to estimate the effect of inherently uncertain matters. We base our estimates and judgments on historical experience and other factors that we believe to be appropriate under the circumstances. Actual results may differ from these estimates, and the estimates included in the consolidated financial statements might be impacted if we used different assumptions or conditions. The significant accounting policies are outlined in Note 1 – Company and Summary of Significant Accounting Policies to the consolidated financial statements. The following are accounting policies that we believe are critical because of the significance of the activity to which they relate or because they require the use of significant estimates, judgments, and/or other assumptions in their application. Management believes that the following accounting estimates are among the most important to the presentation of our financial condition and results of operations and require the most difficult, subjective, or complex judgments.
Real Estate Inventories
Real estate inventories include actively selling projects as well as projects under development or held for future development. Inventories are stated at cost, unless the carrying amount is determined not to be recoverable, in which case inventory is written down to its fair value. The Company capitalizes pre-acquisition costs, land deposits, land, development, and other allocated costs, including interest, property taxes, and indirect construction costs to real estate inventories. Pre-acquisition costs, including non-refundable land deposits, are removed from inventory and expensed to other income, net, if the Company determines continuation of the prospective project is not probable. Land, development, and other common costs are typically allocated to real estate inventories using a methodology that is either based on area methods such as lot size or width or, where practicable, the relative sales value method. Other
Landsea Homes Corp. | 2024 Form 10-K | 49

value methods may be used as appropriate under the circumstances. Home construction costs per production phase are recorded using the specific identification method.
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
When estimating future cash flows of a project, the Company makes various assumptions including, estimated future home sales revenue, sales absorption rates, land development and construction costs, carrying costs, and direct selling and marketing costs. The discounted cash flow approach can be impacted significantly by our estimates of future cash flows and the applicable discount rate, which are Level 3 inputs. The key assumptions used in inventory valuation are based on factors known to us at the time such estimates are made and our expectations of future operations and market conditions. Due to uncertainties in the estimate process, the volatility in market conditions, the long life-cycle of many communities, and potential changes in our strategy related to certain communities, actual results could differ significantly from valuation estimates.
Since the estimates and assumptions included in our cash flow models are based upon historical results and projected trends, they do not anticipate unexpected changes in market conditions or strategies that may lead to us incurring additional impairment charges in the future.

Goodwill
The excess of the purchase price of a business acquisition over the net fair value of assets acquired and liabilities assumed is capitalized as goodwill if the acquisition is determined to be accounted for as a business combination. Goodwill and any other intangible assets that do not have finite lives are not amortized, but rather assessed for impairment at least annually. The Company performs an annual impairment test during the fourth quarter or whenever impairment indicators are present using a two-step process to assess whether or not goodwill should be impaired. The first step is a qualitative assessment that analyzes current economic indicators associated with a particular reporting unit. Qualitative factors may include, but are not limited to, economic conditions, industry and market considerations, cost factors, overall financial performance of the reporting units, and other entity and reporting unit specific events. If the qualitative assessment indicates a stable or improved fair value, no further testing is required. If a qualitative assessment indicates that a significant decline to fair value of a reporting unit is more likely than not, we will proceed to the second step where we calculate the fair value of a reporting unit based on discounted future cash flows and market comparisons. We may, at our election, skip the qualitative assessment and move directly to the second step. The discounted cash flow approach requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts; estimation of the long-term rate of growth for our business, including terminal multiples; and the determination of the respective weighted-average cost of capital. The market approach requires significant judgments in the selection of appropriate market multiples based on peer benchmarks. Changes in these estimates and assumptions could materially affect the determination of estimated fair value and impairment for each reporting unit. If this step indicates that the carrying value of a reporting unit is in excess of its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. There was no goodwill impairment recorded during the years ended December 31, 2024 and 2023.

Business Combinations
Acquisitions are accounted for in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations. In connection with the acquisitions of Antares and Hanover during 2024 and 2022, respectively, management determined in each case that the Company obtained control of a business including inputs, processes, and outputs in exchange for cash consideration. All material assets and liabilities were measured and recognized at fair value as of the date of the acquisition. Any excess of the purchase price over the estimated fair values of the identifiable net assets acquired is recorded as goodwill. In connection with the acquisition of the assets of Richfield in 2023, management determined it should be accounted for as an asset acquisition and the entire purchase price
Landsea Homes Corp. | 2024 Form 10-K | 50

was allocated to the assets acquired, in this case, real estate inventories, based on the estimated fair value of those real estate inventories.

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

Liquidity and Capital Resources

Overview

As of December 31, 2024, we had $57.2 million of cash, cash equivalents, and cash held in escrow, a $111.4 million decrease from December 31, 2023. The change was primarily due to the acquisition of Antares, net paydowns on our revolving credit facility, and ordinary business activities as cash from home deliveries was primarily reinvested to acquire and construct additional real estate inventories. This was partially offset by cash receipts from the issuance of $300 million of senior notes. See below for additional information on the senior notes. Cash held in escrow represents closings happening immediately before year-end in which we received the funds from the title company subsequent to December 31, 2024.

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

We intend to utilize debt as part of our ongoing financial strategy, coupled with redeployment of cash flows from operations to finance our business. We believe our financial condition and operating platform position us well to continue to execute our growth strategy and are focused on reducing our leverage ratios over time, with approximate targets for our debt to capital and net debt to total capital ratios in the mid-40s. As of December 31, 2024, we had outstanding borrowings of $749.0 million in aggregate principal, excluding discount and deferred loan costs, and had $184.5 million in additional borrowing capacity under our credit facility. We will consider several factors when evaluating our level of indebtedness and when making decisions regarding the incurrence of new indebtedness, including the purchase price of assets to be acquired with debt financing, the market value of our assets and the ability of particular assets, and our business as a whole, to generate cash flow to cover the expected debt service. In addition, our Amended
Landsea Homes Corp. | 2024 Form 10-K | 51

Credit Agreement and the agreements governing our Senior Notes (both as defined below) contain certain financial covenants, among other things, which limit the amount of leverage we can maintain, as well as minimum tangible net worth and liquidity requirements.
We believe that we will be able to fund our current and foreseeable liquidity needs with our cash on hand, cash generated from operations, and cash expected to be available from our credit facility or through accessing debt or equity capital as needed.

Line of Credit Facility
In October 2021, the Company entered into a line of credit agreement which was amended in April 2024 (the “Amended Credit Agreement”). The Amended Credit Agreement provides for a senior unsecured borrowing of up to $455.0 million, of which there was $199.0 million outstanding as of December 31, 2024. As part of the amendment, the Company wrote off $5.2 million of previously deferred financing costs associated with the line of credit facility prior to the amendment. This write-off is included in other (expense) income, net on the consolidated statements of operations. The Company may increase the borrowing capacity up to $850.0 million, under certain conditions. Funds available under the Amended Credit Agreement are subject to a borrowing base requirement which is calculated on specified percentages of our real estate inventories. Borrowings under the Amended Credit Agreement bear interest at a daily simple Secured Overnight Financing Rate (“SOFR”) rate, a term SOFR rate, or a base rate (in each case calculated in accordance with the Amended Credit Agreement), plus, in each case, an applicable margin. The applicable margin is adjusted by reference to a grid based on a leverage ratio calculated in accordance with the Amended Credit Agreement. As of December 31, 2024, the applicable margin was 3.30%. The Amended Credit Agreement matures in April 2027 As of December 31, 2024, the interest rate on the loan was 7.71%
Senior Notes
In July 2023, the Company entered into a senior unsecured note (the “Note Purchase Agreement”). The Note Purchase Agreement provided for the private placement of $250.0 million aggregate principal amount of 11.0% senior notes (the “11.0% Senior Notes”). The Company received the proceeds, net of discount and fees, in July 2023. The 11.0% Senior Notes mature in July 2028. The Note Purchase agreement is prepayable starting in July 2025 at a premium of 7.33%, reducing to 3.66% in July of 2026, and pre-payable at par starting in July 2027.
In April 2024, the Company completed the sale to certain purchasers of $300.0 million of 8.875% senior notes (the “8.875% Senior Notes”, together with the 11.0% Senior Notes, the “Senior Notes”).The Company received the proceeds, net of fees, in April 2024. The 8.875% Senior Notes mature in April 2029 and are pre-payable beginning in April 2026 at 104.4375%, reducing to 102.21875% at April 2027, and at par in April 2028.
Our Senior Notes are not secured; however, the agreements governing the Senior Notes contain some restrictions on secured debt and other transactions. Our Senior Notes are fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by most of our homebuilding segment subsidiaries. The Senior Notes are redeemable in whole or in part at any time at our option, with a standard make whole provision until July 17, 2025 for the 11.0% Senior Notes and April 1, 2026 for the 8.875% Senior Notes, then at the premiums noted above.
Financial Covenants
The Amended Credit Agreement and the Note Purchase Agreement have certain financial covenants, including requirements for us to maintain a minimum liquidity balance and minimum tangible net worth as well as maximum leverage and interest coverage ratios. The Amended Credit Agreement requires that we (i) maintain a maximum leverage ratio, calculated as debt, net of certain cash amounts, divided by that same net debt balance plus tangible net worth, as of the last day of each fiscal quarter, of 60%; (ii) maintain a trailing twelve-months interest coverage ratio of adjusted EBITDA divided by interest incurred, as of the last day of each fiscal quarter, of not less than 1.75 to 1.0; (iii) maintain a minimum liquidity based on cash, cash held in escrow, and undrawn availability under the Amended Credit Agreement, as of the last day of each fiscal quarter, of not less than $50.0 million; and (iv) maintain minimum tangible net worth, calculated as total assets, less goodwill and other intangible assets, less total liabilities, of equal to or greater than the sum of (a) $400.0 million plus (b) an amount equal to 50% of the aggregate increases in shareholders’ equity after March 31, 2024 by reason of the issuance and sale of equity interests. The Amended Credit Agreement was modified in February 2025 to lower the interest coverage ratio covenant from 2.00 to 1.75 until March 31, 2026, at which point it reverts to the original 2.00 covenant requirement. This modification was retroactive to the measurement of the covenants as of December 31, 2024. The Note
Landsea Homes Corp. | 2024 Form 10-K | 52

Purchase Agreement includes similar covenants that require we maintain (i) a maximum leverage ratio of 65%; and (ii) a minimum interest coverage of not less than 1.75 to 1.0.
The Amended Credit Agreement and agreements governing the Senior Notes also contain certain restrictive covenants, including limitations on incurrence of other indebtedness, liens, dividends and other distributions, asset dispositions, restricted payments, investments, and limitations on fundamental changes. They contain customary events of default for such facilities, subject to cure periods in certain circumstances, that would result in the termination of the commitments in the case of the Amended Credit Agreement and permit the lenders or holders, as applicable, to accelerate payment on outstanding amounts. These events of default include nonpayment of principal, interest, and fees or other amounts; breach of covenants, including those described above; inaccuracy of representations and warranties; cross default to certain other indebtedness; unpaid judgments; and certain bankruptcy and other insolvency events. A default could significantly limit our financing alternatives, which could cause us to curtail our investment activities and/or dispose of assets when we otherwise would not choose to do so. In addition, future indebtedness may contain other financial covenants affecting our operating policies and further limiting our ability to, for example, incur additional indebtedness, make certain investments, reduce liquidity below certain levels, and pay dividends to our stockholders. If we default on one or more of our debt agreements, it could have a material adverse effect on our business, prospects, liquidity, financial condition, and results of operations.
As of December 31, 2024, we were in compliance with all covenants under the Amended Credit Agreement and the agreements governing the Senior Notes.
Letters of Credit and Performance Bonds

In the ordinary course of business, and as part of the entitlement and development process, the Company’s subsidiaries are required to provide performance bonds to assure completion of certain public facilities. The Company had $125.0 million and $109.3 million of performance bonds outstanding at December 31, 2024 and 2023, respectively.

Cash Flows—Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023

For the years ended December 31, 2024 and December 31, 2023, the comparison of cash flows is as follows:

•Net cash provided by operating activities increased to $29.6 million during the year ended December 31, 2024 compared to $27.2 million during 2023. The increase in net cash flows from operating activities was primarily due to an increase in cash received from escrow related to home closings in the amount of $77.2 million as less cash was held by escrow at the end of 2024 compared to the previous year, as well as $4.3 million of cash collected from affiliates. This was partially offset by a decrease in net income, adjusted for noncash operating components, of $1.0 million, less cash from other assets of $31.0 million primarily due to land acquisitions previously held in escrow that we closed on during 2023, as well as more payments on accounts payable and accrued expenses in the normal course of business resulting in $11.8 million less cash, and $35.4 million more cash being used to purchase and develop real estate inventories in 2024 as compared to 2023.

•Net cash used in investing activities was $240.9 million during the year ended December 31, 2024, compared to $7.5 million during 2023. This difference was due to payments of $235.0 million, net of cash received, which we made in connection with our acquisition of Antares in April 2024, while we did not acquire any businesses in 2023.

•Net cash provided by financing activities was $145.1 million during the year ended December 31, 2024, compared to net cash used in financing activities of $23.8 million during 2023. The increase in cash received from financing activities was primarily due to the issuance of $300.0 million worth of senior notes during the year ended December 31, 2024 compared to $242.5 million, net of discount, in the prior period. We also had net proceeds of $6.8 million from other financing transactions, $83.3 million less net repayments on the revolving credit facility, and $28.0 million less spent on repurchases of our common stock compared to the prior period. This was partially offset by a $5.5 million increase in cash distributions to a partner which holds a noncontrolling interest in one of our consolidated joint ventures.

Landsea Homes Corp. | 2024 Form 10-K | 53

Option Contracts

In the ordinary course of business, we enter into land purchase contracts in order to procure lots for the construction of homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require a cash deposit, and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers and others as a method of acquiring land in staged takedowns, to help manage the financial and market risk associated with land holdings, and to reduce the use of funds from financing sources. Option contracts generally require payment of a non-refundable deposit for the right to acquire lots over a specified period of time at pre-determined prices. Our obligations with respect to purchase contracts and option contracts are generally limited to the forfeiture of the related non-refundable cash deposits. As of December 31, 2024, we had outstanding purchase and option contracts totaling $688.2 million, net of $94.1 million related cash deposits (of which $0.8 million was refundable) pertaining to these contracts. As of December 31, 2023, we had outstanding purchase and option contracts totaling $663.1 million, net of $96.2 million related cash deposits (of which $1.0 million was refundable) pertaining to these contracts.

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

Material Cash Requirements

The material cash requirements as of December 31, 2024 were as follows:

	Payments due by Periods
	(dollars in thousands)
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-term debt maturities (1)	$749,000	$—	$199,000	$550,000	$—
Operating leases (2)	28,667	10,096	10,383	5,149	3,039
Purchase obligations (3)	688,214	357,527	294,600	36,087	—
Total contractual obligations	$1,465,881	$367,623	$503,983	$591,236	$3,039
(1)    Principal payments in accordance with the line of credit. Total future interest payments of $247.8 million associated with our current outstanding debt are based on the current outstanding balance and interest rate as of December 31, 2024 through maturity.
(2)    Operating lease obligations do not include payments to property owners covering common area maintenance charges.
(3)    Includes the remaining purchase price for all land option and purchase contracts, net of deposits, as of December 31, 2024.

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

Stock Repurchases

In March 2023, the board of directors authorized a stock repurchase program allowing for the repurchase of up to $10.0 million worth of common stock, with an expiration of December 31, 2023. In July 2023, the board of directors authorized additional capacity of approximately $3.3 million, with an expiration date of December 31, 2023, and an additional $10.0 million with no stated expiration date. In October 2023, the board of directors authorized additional capacity of $20.0 million with no stated expiration date. No additional stock repurchase authorizations occurred during the year ended December 31, 2024.

During the year ended December 31, 2024, the Company repurchased 534,436 shares of common stock for a total of $6.4 million, excluding commissions, which was recorded as a reduction to additional paid-in capital. As of December 31, 2024, the
Landsea Homes Corp. | 2024 Form 10-K | 54

Company had approximately $2.5 million in remaining capacity from previous authorizations. During the year ended December 31, 2023, the Company repurchased 3,635,033 shares of common stock for a total of $34.4 million, respectively, excluding commissions, which was recorded as a reduction to additional paid-in capital. A portion of these shares were repurchased directly from the Company’s majority shareholder at the time. Refer to Note 10 – Related Party Transactions for additional information.

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

The non-GAAP ratio of net debt to total capital is computed as the quotient obtained by dividing net debt (which is total debt, net of issuance costs, less cash, cash equivalents as well as cash held in escrow to the extent necessary to reduce the debt balance to zero) by total capital. The most comparable GAAP financial measure is the ratio of debt to capital. We believe the ratio of net debt to total capital is a relevant financial measure for investors to understand the leverage employed in our operations and as an indicator of our ability to obtain financing. We believe that by deducting our cash from our debt, we provide a measure of our indebtedness that takes into account our cash liquidity. We believe this provides useful information as the ratio of debt to capital does not take into account our liquidity and we believe that the ratio of net debt to total capital provides supplemental information by which our financial position may be considered.

Landsea Homes Corp. | 2024 Form 10-K | 55

See table below reconciling this non-GAAP measure to the ratio of debt to capital.

	December 31,
	2024	2023
	(dollars in thousands)
Total notes and other debts payable, net	$725,354	$543,774
Total equity	676,109	688,352
Total capital	$1,401,463	$1,232,126
Ratio of debt to capital	51.8%	44.1%

Total notes and other debts payable, net	$725,354	$543,774
Less: cash and cash equivalents	53,322	119,555
Less: cash held in escrow	3,921	49,091
Net debt	$668,111	$375,128

Total capital	$1,401,463	$1,232,126
Ratio of net debt to total capital	47.7%	30.4%

EBITDA and Adjusted EBITDA

The following table presents EBITDA and Adjusted EBITDA for the years ended December 31, 2024 and 2023. Adjusted EBITDA is a non-GAAP financial measure used by management in evaluating operating performance. We define Adjusted EBITDA as net income before (i) income tax expense, (ii) interest expenses, (iii) depreciation and amortization, (iv) real estate inventories impairment and abandoned project costs, (v) purchase accounting adjustments for acquired work in process inventory related to business combinations, (vi) loss on debt modification, (vii) transaction costs related to business combinations, and (viii) write-off of deferred offering costs. We believe Adjusted EBITDA provides an indicator of general economic performance that is not affected by fluctuations in interest, effective tax rates, levels of depreciation and amortization, and items considered to be non-recurring. Accordingly, we believe this measure is useful for comparing our core operating performance from period to period.

Our presentation of Adjusted EBITDA should not be considered as an indication that our future results will be unaffected by unusual or non-recurring items.

	Year Ended December 31,
	2024	2023
	(dollars in thousands)
Net income	$18,534	$32,650
Provision for income taxes	8,141	11,895
Interest in cost of sales	60,953	36,330
Depreciation and amortization expense	7,366	5,104
EBITDA	94,994	85,979
Real estate inventories impairments and abandoned project costs	2,916	5,698
Purchase price accounting for acquired inventory	24,569	18,820
Transaction costs	7,787	1,390
Write-off of offering costs	729	436
Loss on debt modification	5,180	—
Adjusted EBITDA	$136,175	$112,323

Adjusted Net Income

Adjusted Net Income attributable to Landsea Homes is a non-GAAP financial measure that we believe is useful to management, investors and other users of our financial information in evaluating and understanding our operating results without the
Landsea Homes Corp. | 2024 Form 10-K | 56

effect of certain expenses that were historically pushed down by our parent company at the time and other non-recurring items. We believe excluding these items provides a more comparable assessment of our financial results from period to period. Adjusted Net Income attributable to Landsea Homes is calculated by excluding the effects of related party interest that was pushed down by our prior parent company, purchase accounting adjustments for acquired work in process inventory related to business combinations, loss on debt modification, and real estate inventories impairment and abandoned project costs, and tax-effected using a blended statutory tax rate. Beginning in the year ended December 31, 2024, we began adjusting for abandoned project costs as a write-off of real estate inventories similar to real estate inventories impairment. We adjusted the prior period presented to maintain comparability between the periods. We adjust for the expense of related party interest pushed down from our prior parent company as we have no obligation to repay the debt and related interest.

	Year Ended December 31,
	2024	2023
	(dollars in thousands)
Net income attributable to Landsea Homes Corporation	$17,231	$29,236

Real estate inventories impairment and abandoned project costs	2,916	5,698
Pre-Merger capitalized related party interest included in cost of sales	153	1,718
Purchase price accounting for acquired inventory	24,569	18,820
Loss on debt modification	5,180	—
Total adjustments	32,818	26,236
Tax-effected adjustments (1)	24,448	19,358

Adjusted net income attributable to Landsea Homes Corporation	$41,679	$48,594
(1)    Our tax-effected adjustments are based on our federal rate and a blended state rate adjusted for certain discrete items.

Landsea Homes Corp. | 2024 Form 10-K | 57

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Due to the nature of homebuilding and our business, we are exposed to market risks in the ordinary course of our business, including the effects of interest rate changes and inflation as described below. We are also exposed to market risk from fluctuations in our stock prices and related characteristics.

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

Landsea Homes Corp. | 2024 Form 10-K | 58

Item 8. Financial Statements

Landsea Homes Corporation
Index to Consolidated Financial Statements

Landsea Homes Corp. | 2024 Form 10-K | F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Landsea Homes Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Landsea Homes Corporation and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, equity, and cash flows, for each of the three years in the period ended December 31, 2024 and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2025, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Critical Audit Matter
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Real Estate Inventories — Impairment — Refer to Notes 1 and 4 to the financial statements
Critical Audit Matter Description
The Company reviews real estate inventories on a periodic basis or whenever indicators of impairment exist. If there are indicators of impairment, the Company performs a detailed budget and cash flow review of the applicable real estate inventories to determine whether the estimated undiscounted future cash flows of the project are more or less than the asset’s carrying value. If the estimated undiscounted future cash flows are less than the asset’s carrying value, the asset is written down to fair value and impairment charges are recorded through cost of sales. The carrying value of real estate inventories as of December 31, 2024 was $1,339 million.
Auditing the Company’s impairment evaluation of real estate inventories was complex due to the subjectivity in determining whether impairment indicators were present at a community. Additionally, for real estate inventories where indicators of impairment were present, the determination of the undiscounted future cash flows involved significant judgment. In particular, management's key assumptions and estimates used in developing undiscounted future cash flows projections and estimates includes future home sales
Landsea Homes Corp. | 2024 Form 10-K | F-2

revenues, sales absorption rates, land development and construction costs, carrying costs, and direct selling and marketing costs. Accordingly, auditing management's judgments regarding the key assumptions used in the undiscounted future cash flows analyses involved our especially challenging and subjective auditor judgment.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the identification of real estate inventories with indicators of impairment, and the related undiscounted future cash flows for real estate inventories with impairment indicators included the following, among others:
•We evaluated management's impairment indicators analysis, including thresholds used for investigation, and whether management appropriately identified communities with indicators.
•We performed an independent search to identify impairment indicators that were present that were not identified by management.
•For real estate inventories with indicators of impairment, we performed the following procedures on selected communities to test management’s undiscounted cash flows:
◦Testing the mathematical accuracy of the undiscounted cash flow models, and
◦Challenging key assumptions and estimates used in management’s undiscounted cash flow models, such as future housing revenues as well as land development and construction costs, by comparing to historical and/or market data and performing sensitivity analyses.
Business Combination - Antares Acquisition, LLC - Real Estate Inventories — Refer to Notes 1 and 2 to the financial statements
Critical Audit Matter Description
The Company completed the acquisition of Antares Acquisition, LLC (“Antares”) on April 1, 2024 for total purchase consideration of $239.8 million, net of working capital adjustments. The Company accounted for the acquisition of Antares as a business combination. Accordingly, the purchase price paid for assets acquired and liabilities assumed was allocated, based on relative fair value, including the $154.0 million of real estate inventories. Management estimated the fair value of the real estate inventories by utilizing a sales comparison approach for acquired land and land options and a market gross margin for work in process inventories.
Given the amount of subjectivity and estimation involved in determining the fair value of real estate inventories acquired from Antares, performing audit procedures to evaluate the reasonableness of estimates used and assumptions made primarily through the sales comparison approach and market gross margin required a high degree of auditor judgment and an increased extent of effort.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the relative fair value of real estate inventories for Antares included the following, among others:
•With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology, (2) sales comparables, and (3) gross margins, including testing the mathematical accuracy of the calculation and comparing management’s assumptions to independently validated data sources used by market participants and results from other areas of the audit.

/s/ Deloitte & Touche LLP
Costa Mesa, California
February 27, 2025
We have served as the Company’s auditor since 2022.
Landsea Homes Corp. | 2024 Form 10-K | F-3

Landsea Homes Corporation
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31,
	2024	2023
Assets
Cash and cash equivalents	$53,322	$119,555
Cash held in escrow	3,921	49,091
Real estate inventories	1,339,082	1,121,726
Due from affiliates	419	4,348
Goodwill	155,597	68,639
Other assets	148,996	107,873
Total assets	$1,701,337	$1,471,232

Liabilities
Accounts payable	$86,348	$77,969
Accrued expenses and other liabilities	212,645	160,256
Due to affiliates	881	881
Line of credit facility, net	194,435	307,631
Senior notes, net	530,919	236,143
Total liabilities	1,025,228	782,880

Commitments and contingencies (Note 9)

Equity
Stockholders’ equity:
Preferred stock, $0.0001 par value, 50,000,000 shares authorized, none issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized, 41,712,850 issued and 36,316,855 outstanding as of December 31, 2024, 41,382,453 issued and 36,520,894 outstanding as of December 31, 2023	4	4
Additional paid-in capital	462,363	465,290
Retained earnings	204,815	187,584
Total stockholders’ equity	667,182	652,878
Noncontrolling interests	8,927	35,474
Total equity	676,109	688,352
Total liabilities and equity	$1,701,337	$1,471,232
See accompanying notes to the consolidated financial statements.

Landsea Homes Corp. | 2024 Form 10-K | F-4

Landsea Homes Corporation
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2024	2023	2022
Revenue
Home sales	$1,486,938	$1,169,867	$1,392,750
Lot sales and other	63,399	40,080	53,699
Total revenues	1,550,337	1,209,947	1,446,449

Cost of sales
Home sales	1,268,968	967,034	1,108,204
Lot sales and other	53,577	27,939	51,321
Total cost of sales	1,322,545	994,973	1,159,525

Gross margin
Home sales	217,970	202,833	284,546
Lot sales and other	9,822	12,141	2,378
Total gross margin	227,792	214,974	286,924

Sales and marketing expenses	98,189	73,248	89,305
General and administrative expenses	102,144	101,442	89,325
Total operating expenses	200,333	174,690	178,630

Income from operations	27,459	40,284	108,294

Other (expense) income, net	(784)	4,261	86
Loss on remeasurement of warrant liability	—	—	(7,315)
Pretax income	26,675	44,545	101,065

Provision for income taxes	8,141	11,895	25,400

Net income	18,534	32,650	75,665
Net income attributable to noncontrolling interests	1,303	3,414	2,114
Net income attributable to Landsea Homes Corporation	$17,231	$29,236	$73,551

Earnings per share:
Basic	$0.48	$0.75	$1.71
Diluted	$0.47	$0.75	$1.70

Weighted average shares outstanding:
Basic	36,262,257	38,885,003	42,052,696
Diluted	36,556,070	39,076,322	42,199,462
See accompanying notes to the consolidated financial statements.

Landsea Homes Corp. | 2024 Form 10-K | F-5

Landsea Homes Corporation
Consolidated Statements of Equity
(in thousands, except shares)

	Common Stock
	Shares	Amount	Additional paid-in capital	Retained earnings	Total stockholders' equity	Noncontrolling interests	Total equity

Balance at December 31, 2021	46,281,091	$5	$535,345	$84,797	$620,147	$1,250	$621,397
Shares issued under share-based awards	228,529	—	—	—	—	—	—
Cash paid for shares withheld for taxes	—	—	(848)	—	(848)	—	(848)
Stock-based compensation expense	—	—	3,647	—	3,647	—	3,647
Contributions from noncontrolling interests	—	—	—	—	—	55,000	55,000
Distributions to noncontrolling interests	—	—	—	—	—	(3,995)	(3,995)
Repurchase of common stock	(5,625,352)	(1)	(40,546)	—	(40,547)	—	(40,547)
Net income	—	—	—	73,551	73,551	2,114	75,665
Balance at December 31, 2022	40,884,268	$4	$497,598	$158,348	$655,950	$54,369	$710,319
Shares issued under share-based awards	267,782	—	—	—	—	—	—
Stock options exercised	3,877	—	37	—	37	—	37
Cash paid for shares withheld for taxes	—	—	(695)	—	(695)	—	(695)
Stock-based compensation expense	—	—	3,088	—	3,088	—	3,088
Distributions to noncontrolling interests	—	—	—	—	—	(22,309)	(22,309)
Repurchase of common stock and associated tax	(3,635,033)	—	(34,738)	—	(34,738)	—	(34,738)
Forfeiture and cancellation of Earnout Shares	(1,000,000)	—	—	—	—	—	—
Net income	—	—	—	29,236	29,236	3,414	32,650
Balance at December 31, 2023	36,520,894	$4	$465,290	$187,584	$652,878	$35,474	$688,352
Shares issued under share-based awards	188,449	—	—	—	—	—	—
Stock options exercised	141,948	—	1,359	—	1,359	—	1,359
Cash paid for shares withheld for taxes	—	—	(1,299)	—	(1,299)	—	(1,299)
Stock-based compensation expense	—	—	3,522	—	3,522	—	3,522
Distributions to noncontrolling interests	—	—	—	—	—	(27,850)	(27,850)
Repurchase of common stock and associated tax	(534,436)	—	(6,509)	—	(6,509)	—	(6,509)
Net income	—	—	—	17,231	17,231	1,303	18,534
Balance at December 31, 2024	36,316,855	$4	$462,363	$204,815	$667,182	$8,927	$676,109
See accompanying notes to the consolidated financial statements.

Landsea Homes Corp. | 2024 Form 10-K | F-6

Landsea Homes Corporation
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$18,534	$32,650	$75,665
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,366	5,104	5,549
Loss on remeasurement of warrant liability	—	—	7,315
Stock-based compensation expense	3,522	3,088	3,647
Loss on modification or extinguishment of debt	5,180	—	2,496
Real estate inventories impairment and abandoned project costs	2,916	5,698	650
Write off of offering costs	729	436	—
Deferred taxes	2,765	(4,917)	(6,299)
Changes in operating assets and liabilities:
Cash held in escrow	45,170	(31,990)	(13,022)
Real estate inventories	(64,991)	(29,543)	(12,846)
Due from affiliates	3,929	(604)	721
Other assets	2,750	33,738	(53,930)
Accounts payable	5,907	3,523	(5,617)
Accrued expenses and other liabilities	(4,175)	9,987	13,139
Due to affiliates	—	(3)	(1,473)
Net cash provided by operating activities	29,602	27,167	15,995

Cash flows from investing activities:
Purchases of property and equipment	(5,859)	(7,478)	(5,469)
Distributions of capital from unconsolidated joint ventures	—	—	578
Payments for business acquisition, net of cash acquired	(235,043)	—	(258,727)
Net cash used in investing activities	(240,902)	(7,478)	(263,618)

Cash flows from financing activities:
Borrowings from notes and other debts payable	708,647	547,500	281,612
Repayments of notes and other debts payable	(517,879)	(504,300)	(240,228)
Cash paid for shares withheld for taxes	(1,299)	(695)	(848)
Payment for buyback of warrants	—	—	(16,500)
Proceeds from exercise of stock options	1,359	37	—
Repurchases of common stock	(6,452)	(34,417)	(40,547)
Contributions from noncontrolling interests	—	—	55,000
Distributions to noncontrolling interests	(27,850)	(22,309)	(3,995)
Deferred offering costs paid	(3,053)	(224)	(2,605)
Debt issuance and extinguishment costs paid	(8,406)	(9,360)	(3,885)
Net cash provided by (used in) financing activities	145,067	(23,768)	28,004

Net decrease in cash and cash equivalents	(66,233)	(4,079)	(219,619)
Cash and cash equivalents at beginning of year	119,555	123,634	343,253
Cash and cash equivalents at end of year	$53,322	$119,555	$123,634
See accompanying notes to the consolidated financial statements.

Landsea Homes Corp. | 2024 Form 10-K | F-7

Landsea Homes Corporation
Notes to Consolidated Financial Statements

 1.     Company and Summary of Significant Accounting Policies
Landsea Homes Corporation (together with its subsidiaries, “Landsea Homes” or the “Company”) is engaged in the acquisition, development, and sale of homes and lots within its six reportable segments of Arizona, California, Colorado, Florida, Metro New York, and Texas.
Basis of Presentation and Consolidation—The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and all subsidiaries, partnerships and other entities in which the Company has a controlling interest and variable interest entities (“VIEs”) in which the Company is deemed the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation.
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
Real Estate Inventories and Cost of Sales—Real estate inventories include actively selling projects as well as projects under development or held for future development. Inventories are stated at cost, unless the carrying amount is determined not to be recoverable, in which case inventory is written down to its fair value. The Company capitalizes pre-acquisition costs, land deposits, land, development, and other allocated costs, including interest, property taxes, and indirect construction costs to real estate inventories. Pre-acquisition costs, including non-refundable land deposits, are removed from inventory and expensed to other income, net, if the Company determines continuation of the prospective project is not probable. Land, development, and other common costs are typically allocated to real estate inventories using a methodology that is either based on area methods such as lot size or width or, where practicable, the relative sales value method. Other value methods may be used as appropriate under the circumstances. Home construction costs per production phase are recorded using the specific identification method.
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
When estimating future cash flows of a project, the Company makes various assumptions including estimated future home sales revenue, sales absorption rates, land development and construction costs, carrying costs, and direct selling and marketing costs. The discounted cash flow approach can be impacted significantly by the Company’s estimates of future cash flows and the applicable discount rate, which are Level 3 inputs. The key assumptions used in real estate inventories valuations are subject to a variety of external factors and are inherently uncertain. It is reasonably possible that changes in market conditions could change the Company’s

Landsea Homes Corp. | 2024 Form 10-K | F-8

Landsea Homes Corporation
Notes to Consolidated Financial Statements

estimates of future cash flows, leading to different conclusions. Accordingly, actual results could differ from valuation estimates. See Note 4 – Real Estate Inventories for additional information.
Capitalization of Interest—The Company follows the practice of capitalizing interest to real estate inventories during the period of development in accordance with ASC 835, Interest. Interest capitalized as a component of real estate inventories is included in cost of sales as related homes or lots are delivered to customers. To the extent the Company’s debt exceeds its qualified assets as defined in ASC 835, the Company would expense a portion of the interest incurred. Qualified assets represent projects that are under development.
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
The fair value of acquired real estate inventories largely depends on the stage of production of the acquired land and work in process inventory. For acquired land and land options, the Company typically utilizes, with the assistance of a third-party valuation specialist, a sales comparison approach. For work in process inventories, the Company, with the assistance of a third-party valuation specialist, estimates the fair value based upon the stage of production of each unit and a gross margin that the Company believes a market participant would require to complete the remaining development and requisite selling efforts. Refer to Note 2 – Business Combinations and Asset Acquisitions for further information regarding the purchase price allocation and related acquisition accounting.
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
As of December 31, 2024 and 2023, the Company consolidated two joint venture VIEs. Refer to Note 3 – Variable Interest Entities for further information regarding VIEs.
Goodwill—The excess of the purchase price of a business acquisition over the net fair value of assets acquired and liabilities assumed is capitalized as goodwill if the acquisition is determined to be accounted for as a business combination. Goodwill and any other intangible assets that do not have finite lives are not amortized, but rather assessed for impairment at least annually. The Company performs an annual impairment test during the fourth quarter or whenever impairment indicators are present using a two-step process to assess whether or not goodwill should be impaired. The first step is a qualitative assessment that analyzes current economic indicators associated with a particular reporting unit. If the qualitative assessment indicates a stable or improved fair value, no further testing is required. If a qualitative assessment indicates that a significant decline to fair value of a reporting unit is more likely than not, or, at the Company’s election, the Company will proceed to the second step to calculate the fair value of the reporting unit based on discounted future cash flows and market comparisons. If this step indicates that the carrying value of a reporting unit is in excess of its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of

Landsea Homes Corp. | 2024 Form 10-K | F-9

Landsea Homes Corporation
Notes to Consolidated Financial Statements

goodwill allocated to that reporting unit. There was no goodwill impairment recorded during the years ended December 31, 2024, 2023, and 2022.
Property and Equipment—Property and equipment are recorded at cost and depreciated to general and administrative expense using the straight-line method over their estimated useful lives, typically ranging from two to five years. Leasehold improvements are stated at cost and amortized to general and administrative expense using the straight-line method over the shorter of either their estimated useful lives or the term of the lease. For the years ended December 31, 2024, 2023, and 2022 the Company incurred depreciation expense of $2.0 million, $1.8 million, and $2.0 million, respectively.
Capitalized Selling and Marketing Costs—In accordance with ASC 606, Revenue from Contracts with Customers, and ASC 340, Other Assets and Deferred Cost, costs incurred for tangible assets directly used in the sales process such as the Company’s sales offices, and model landscaping and furnishings are capitalized to property and equipment which is included in other assets in the accompanying consolidated balance sheets. These costs are amortized to selling and marketing expenses generally over the estimated life of the selling community. For the years ended December 31, 2024, 2023, and 2022 the Company incurred amortization expense of $3.5 million, $2.6 million, and $0.6 million, respectively. All other selling and marketing costs, such as commissions and advertising, are expensed as incurred. Advertising and marketing costs of $10.6 million, $6.9 million, and $5.1 million for the years ended December 31, 2024, 2023, and 2022, respectively, are included in sales and marketing expenses on the consolidated statements of operations.
Warranty Accrual—The Company provides home purchasers with limited warranties against certain building defects and has certain obligations related to those post-construction warranties for closed homes. The specific terms and conditions of these limited warranties vary depending upon the markets in which we do business, but generally the Company provides all of its homebuyers with a limited warranty as to workmanship and mechanical equipment and also provide many of its homebuyers with a limited 10-year warranty as to structural integrity.
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
The Company’s Private Placement Warrants were previously presented on the consolidated balance sheets as a liability recorded at fair value with subsequent changes in fair value recognized in the consolidated statement of operations at each reporting date as a loss or gain on remeasurement of the warrant liability. The fair value of the Private Placement Warrants was estimated using a Black-Scholes option pricing model which included assumptions used in the model that were subjective and required significant judgment, including implied volatility, which was a Level 3 input. Each Private Placement Warrant was exercisable at $11.50 into one share of common stock. In June 2022, all of the outstanding Private Placement Warrants were repurchased by the Company. Refer to Note 15 – Stockholders’ Equity for additional information on the Warrants. The fair value of the Private Placement Warrants is discussed further in Note 13 – Fair Value.
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
Lot Sales and Other Revenue—Revenues from lot sales and other revenue are recorded and a margin is recognized when performance obligations are satisfied, which includes transferring a promised good or service to a customer. Lot sales and other

Landsea Homes Corp. | 2024 Form 10-K | F-10

Landsea Homes Corporation
Notes to Consolidated Financial Statements

revenue is recognized when all conditions of escrow are met, including delivery of the real estate asset in the agreed-upon condition, passage of title, receipt of appropriate consideration, and collection of associated receivables, if any, is probable, and other applicable criteria are met. Based upon the terms of the agreement, when it is determined that the performance obligations are not satisfied, the sale and the related margin are deferred for recognition in future periods.
Under the terms of certain lot sale and other contracts, the Company is obligated to perform certain development activities after the close of escrow. Due to this continuing involvement, the Company recognizes lot sales and other revenue under the percentage-of-completion method. Revenue is then recognized in proportion to total costs incurred divided by total costs expected to be incurred.
Stock-Based Compensation Expense—In accordance with ASC 718, Compensation—Stock Compensation, stock-based compensation expense for all share-based payment awards is based on the grant date fair value. The Company recognizes expense for share-based payment awards with only service-based vesting conditions on a straight-line basis over the requisite service period of the award. Expense associated with awards that include a performance-based vesting condition is not recognized until it is determined that it is probable the performance-based conditions will be met. When the achievement of performance-based conditions is probable, a catch-up of expense will be recorded as if the award had been vesting on a straight-line basis from the award date. The award will continue to be expensed on a straight-line basis, adjusted for probability, until the award vests or expires as worthless.
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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of additional segment information. These additional requirements include significant expenses, other segment items to reconcile segment revenue and significant expenses to the reported measure of segment profit or loss, a description of the composition of the other segment items, and the title and position of the entity’s chief operating decision maker (“CODM”). The amendments in this update also expand the segment disclosure requirements to interim periods. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption was permitted. The guidance is to be applied retrospectively to all prior periods presented in the financial statements. The Company adopted this guidance and updated the reportable segment disclosure presentation accordingly, refer to Note 12 – Segment Reporting for additional information.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires annual disclosure of specific categories in the income tax rate reconciliation and of additional information for

Landsea Homes Corp. | 2024 Form 10-K | F-11

Landsea Homes Corporation
Notes to Consolidated Financial Statements

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires that, at each interim and annual reporting period, an entity disclose in the notes to the financial statements certain costs and expenses. The guidance is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements and related disclosures.
 2.     Business Combinations and Asset Acquisitions
On April 1, 2024, the Company completed the acquisition of Antares Acquisition, LLC (“Antares”), a Dallas-Fort Worth based homebuilder, for approximately $239.8 million (subject to certain customary post-closing adjustments) using a combination of cash on hand and borrowings under the Company’s existing credit facility, which included repayment of approximately $40.2 million of Antares debt. The total assets of Antares included approximately 2,100 lots owned or controlled in the Dallas-Fort Worth market. This acquisition was accounted for as a business combination.
In accordance with ASC 805, the assets acquired and liabilities assumed from the acquisition of Antares were measured and recognized at fair value as of the date of the acquisition to reflect the purchase price paid.
Acquired inventories consist of land, land deposits, and work in process inventories. For acquired land and land options, the Company typically utilizes, with the assistance of a third-party appraiser, a sales comparison approach. For work in process inventories, the Company, with the assistance of a third-party valuation specialist, estimates the fair value based upon the stage of production of each unit and a gross margin that management believes a market participant would require to complete the remaining development and requisite selling efforts. On the acquisition date, the stage of production for each lot ranged from recently started lots to fully completed homes. The intangible assets acquired relate to the Antares trade name and material contracts, which are estimated to have a fair value of $2.0 million and are being amortized over 12 to 18 months. Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed and relates primarily to the assembled workforce and business synergies. Goodwill of $87.0 million was recorded on the consolidated balance sheets as a result of this transaction and is expected to be deductible for tax purposes over 15 years. The acquired goodwill is included in the Texas reporting segment in Note 12 – Segment Reporting. The Company incurred transaction related costs of $3.6 million related to the Antares acquisition during the twelve months ending December 31, 2024. These transaction costs are included in general and administrative expenses on the consolidated statements of operations. Measurement period adjustments were recorded through December 31, 2024 resulting from updated valuations of real estate assets acquired. The adjustments were determined based on additional information received and resulted in an increase to goodwill of $3.3 million.
The Company’s results of operations include homebuilding revenues from the Antares Acquisition of $131.4 million for the year ended December 31, 2024. The accompanying results of operations also include pretax loss of $1.6 million from the Antares Acquisition during the year ended December 31, 2024. The pretax loss is inclusive of purchase price accounting and an allocation of corporate general and administrative expenses.

Landsea Homes Corp. | 2024 Form 10-K | F-12

Landsea Homes Corporation
Notes to Consolidated Financial Statements

The following is a summary of the allocation of the purchase price based on the fair value of assets acquired and liabilities assumed (dollars in thousands).

Assets Acquired
Cash	$4,760
Real estate inventories	154,004
Goodwill	86,958
Trade name	1,950
Other assets	4,539
Total assets	$252,211

Liabilities Assumed
Accounts payable	$2,472
Accrued expenses	9,936
Total liabilities	12,408
Net assets acquired	$239,803
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
On January 18, 2022, the Company acquired 100% of Hanover Family Builders, LLC (“Hanover”), a Florida-based homebuilder, for an aggregate cash purchase price, net of working capital adjustments, of $262.6 million (the “Hanover Acquisition”). The aggregate purchase price included a pay-off of $69.3 million related to debt held by Hanover and a payment of $15.6 million for land-related deposits. The total assets of Hanover included approximately 20 development projects and 3,800 lots owned or controlled in various stages of development. The intangible asset acquired relates to the Hanover trade name, which was estimated to have a fair value of $1.6 million and was amortized over one year. Goodwill of $44.2 million was recorded on the consolidated balance sheets as a result of this transaction and is expected to be deductible for tax purposes over 15 years. The acquired goodwill is included in the Florida reporting segment in Note 12 – Segment Reporting. The Company incurred transaction related costs of $0.7 million related to the Hanover Acquisition during the year ended December 31, 2022.
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

Landsea Homes Corp. | 2024 Form 10-K | F-13

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
Unaudited Pro Forma Financial Information
Unaudited pro forma revenue and net income for the years ended December 31, 2024, 2023, and 2022 give effect to the results of the acquisitions of Antares and Hanover as though the respective acquisition dates were as of January 1, 2023 and January 1, 2021, the beginning of the year preceding the respective acquisitions. Unaudited pro forma net income adjusts the operating results of the stated acquisitions to reflect the additional costs that would have been recorded assuming the fair value adjustments had been applied as of the beginning of the year preceding the year of acquisition, including the tax-effected amortization of the acquired trade names and transaction related costs.

	Year Ended December 31,
	2024	2023	2022

Revenue	$1,592,993	$1,381,089	$1,451,558

Pretax income	47,133	41,782	151,846
Provision for income taxes	(14,043)	(11,157)	(38,163)
Net income	$33,090	$30,625	$113,683

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

Landsea Homes Corp. | 2024 Form 10-K | F-14

Landsea Homes Corporation
Notes to Consolidated Financial Statements

The following table summarizes the carrying amount and classification of the VIEs’ assets and liabilities in the consolidated balance sheets as of December 31, 2024 and 2023.

	December 31, 2024	December 31, 2023
	(dollars in thousands)
Cash	$5,068	$2,950
Real estate inventories	19,987	79,441
Due from affiliates	8	203
Other assets	29,417	2,107
Total assets	$54,480	$84,701

Accounts payable	$266	$384
Accrued expenses and other liabilities	4,562	5,257
Total liabilities	$4,828	$5,641
 4.     Real Estate Inventories
Real estate inventories are summarized as follows:

	December 31,
	2024	2023
	(dollars in thousands)
Deposits and pre-acquisition costs	$96,611	$99,702
Land held and land under development	492,707	272,825
Homes completed or under construction	729,335	692,126
Model homes	20,429	57,073
Total real estate inventories	$1,339,082	$1,121,726
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
In accordance with ASC 360, Property, Plant, and Equipment, real estate inventories are stated at cost, unless the carrying amount is determined not to be recoverable, in which case inventory is written down to its fair value. The Company reviews each real estate asset at the community-level, on a quarterly basis or whenever indicators of impairment exist. The Company generally determines the estimated fair value of each community by using a discounted cash flow approach based on the estimated future cash flows at discount rates that reflect the risk of the community being evaluated. The discounted cash flow approach can be impacted significantly by the Company’s estimates of future home sales revenue, home construction costs, pace of home sales, and the applicable discount rate.
During the year ended December 31, 2024, the Company recorded $0.8 million of real estate inventories impairment charges related to one community in its Florida segment. During the year ended December 31, 2023, the Company recorded $4.7 million of real estate inventories impairment charges related to one community in its California segment. In both instances, the Company determined that additional incentives and persistent discounts were required to sell the remaining homes. This was the primary reason the estimated future cash flows for the communities were driven below their previous carrying values. During the year ended December 31, 2022, the Company did not recognize any impairments on real estate inventories. Real estate inventories impairment charges are recorded to cost of home sales in the consolidated statements of operations.

Landsea Homes Corp. | 2024 Form 10-K | F-15

Landsea Homes Corporation
Notes to Consolidated Financial Statements

The table below provides quantitative data for Level 3 inputs used in determining the fair value of the impaired inventory. The table presents the quarter during the respective year in which the impairment occurred.

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
For the years ended December 31, 2024, 2023, and 2022, the Company incurred and capitalized interest of $78.7 million, $52.2 million, and $35.6 million, respectively. Previously capitalized interest included in cost of sales during the years ended December 31, 2024, 2023, and 2022 was $61.0 million, $36.3 million, and $40.5 million, respectively. These amounts included interest from certain related party transactions, refer to Note 10 – Related Party Transactions for additional information.
 6.    Other Assets

Other assets consist of the following:

	December 31,
	2024	2023
	(dollars in thousands)
Property and equipment, net (1)	$41,073	$12,663
Warranty and general liability insurance receivables (2)	27,280	27,406
Right-of-use asset	23,358	11,869
Deferred tax asset, net	15,721	18,486
Prepaid expenses	14,327	8,993
Contract assets	3,860	5,954
Project funds in escrow	2,306	2,388
Prepaid income taxes	1,556	—
Intangible asset, net	757	—
Other	18,758	20,114
Total other assets	$148,996	$107,873
(1)    Property and equipment is net of $22.1 million and $15.8 million accumulated depreciation as of December 31, 2024 and 2023, respectively.
(2)    Insurance recoveries not yet received from our insurers are recorded on a gross basis, without any reduction for the associated warranty liability. Refer to the Warranty section in Note 7 – Accrued Expenses and Other Liabilities for additional information.

As of December 31, 2024 and 2023, the Company had contract assets of $3.9 million and $6.0 million, respectively, related to lot sales and other revenue. The contract asset balance is included in other assets on the Company’s consolidated balance sheets and represents cash to be received for work already performed on lot sales and other contracts. The amount of the transaction price for lot sales and other contracts allocated to performance obligations that were unsatisfied, or partially unsatisfied, as of December 31, 2024 and 2023 was $2.4 million and $1.1 million, respectively.

Landsea Homes Corp. | 2024 Form 10-K | F-16

Landsea Homes Corporation
Notes to Consolidated Financial Statements

 7.     Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following:

	December 31,
	2024	2023
	(dollars in thousands)
Land development and home construction accrual	$59,758	$51,478
Warranty reserve and general liability	50,342	48,949
Land bank finance liability	29,431	—
Lease liabilities	24,494	13,070
Accrued compensation and benefits	16,476	26,029
Interest payable	10,236	2,775
Homebuyer deposits	6,948	8,227
Sales tax payable	1,600	1,646
Income tax payable	—	4,636
Deferred revenue	384	180
Other deposits and liabilities	12,976	3,266
Total accrued expenses and other liabilities	$212,645	$160,256
As of December 31, 2024 and 2023, the Company had $0.4 million and $0.2 million, respectively, of deferred revenue related to lot sales and other revenue included in accrued expenses and other liabilities in the consolidated balance sheets. The Company reduces these liabilities and recognizes revenue as development progresses and the related performance obligations are completed.
Warranty—Estimated future direct warranty reserve and general liability costs are accrued and charged to cost of sales in the period when the related homebuilding revenues are recognized. Changes in the Company’s warranty reserve and general liability are detailed in the table below:

	December 31,
	2024	2023
	(dollars in thousands)
Beginning warranty reserve and general liability	$48,949	$46,657
Provision (1)	9,909	10,457
Payments	(8,516)	(8,165)
Ending warranty reserve and general liability	$50,342	$48,949
(1)     The provision amount for the year ended December 31, 2024 includes $4.1 million associated with Antares, which we acquired on April 1, 2024. A corresponding offset was recorded to other assets related to warranty and general liability insurance receivables.
 8.    Notes and Other Debts Payable, net
Amounts outstanding under notes and other debts payable, net consist of the following:

	December 31,
	2024	2023
	(dollars in thousands)
11.0% Senior Notes due July 2028	$250,000	$250,000
8.875% Senior Notes due April 2029	300,000	—
Discount and deferred loan costs	(19,081)	(13,857)
Senior Notes, net	$530,919	$236,143

Landsea Homes Corp. | 2024 Form 10-K | F-17

Landsea Homes Corporation
Notes to Consolidated Financial Statements

	December 31,
	2024	2023
	(dollars in thousands)
Line of credit facility	$199,000	$315,000
Deferred loan costs	(4,565)	(7,369)
Line of credit facility, net	$194,435	$307,631
In April 2024, the Company completed the sale to certain purchasers of $300.0 million of 8.875% senior notes (the “8.875% Senior Notes”). The Company received the proceeds, net of fees, in April 2024. The 8.875% Senior Notes mature in April 2029.
In July 2023, the Company entered into a new senior unsecured note (the “Note Purchase Agreement”). The Note Purchase Agreement provided for the private placement of $250.0 million aggregate principal amount of 11.0% senior notes (the “11.0% Senior Notes”, together with the 8.875% Senior Notes, the “Senior Notes”). The Company received the proceeds, net of discount and fees, in July 2023. The 11.0% Senior Notes mature in July 2028.
In October 2021, the Company entered into a line of credit agreement which was amended in April 2024 (the “Amended Credit Agreement”). The Amended Credit Agreement provides for a senior unsecured borrowing of up to $455.0 million of which there was $199.0 million outstanding as of December 31, 2024. As part of the amendment, the Company wrote off $5.2 million of previously deferred financing costs associated with the line of credit facility prior to the amendment. This write-off is included in other (expense) income, net on the consolidated statements of operations. The Company may increase the borrowing capacity up to $850.0 million, under certain conditions. Funds available under the Amended Credit Agreement are subject to a borrowing base requirement which is calculated on specified percentages of our real estate inventories. The borrowings under the Amended Credit Agreement bear interest at a daily simple Secured Overnight Financing Rate (“SOFR”) rate, a term SOFR rate, or a base rate (in each case calculated in accordance with the Amended Credit Agreement), plus, in each case, an applicable margin. The applicable margin is adjusted by reference to a grid based on a leverage ratio calculated in accordance with the Amended Credit Agreement. As of December 31, 2024, the applicable margin was 3.30%. The Amended Credit Agreement matures in April 2027. As of December 31, 2024, the interest rate on the loan was 7.71%.
The Amended Credit Agreement and the Note Purchase Agreement contain certain restrictive financial covenants, such as requirements for the Company to maintain a minimum liquidity balance, minimum tangible net worth, and leverage and interest coverage ratios. The Amended Credit Agreement was modified in February 2025 to lower the interest coverage ratio covenant from 2.00 to 1.75 until March 31, 2026, at which point it reverts to the original 2.00 covenant requirement. This modification was retroactive to the measurement of the covenants as of December 31, 2024. The 8.875% Senior Notes do not contain financial covenants. As of December 31, 2024, the Company was in compliance with all financial covenants.
Our Senior Notes are not secured, however, the agreements governing the Senior Notes contain some restrictions on secured debt and other transactions. Our Senior Notes are fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by most of our homebuilding segment subsidiaries. The Senior Notes are redeemable for cash in whole or in part at any time at our option, with a standard make whole provision until July 17, 2025 for the 11.0% Senior Notes and April 1, 2026 for the 8.875% Senior Notes, then at premiums that vary based upon the remaining term of the Senior Notes to be redeemed.
In addition, the Company previously had one project-specific construction loan. In April 2022, the construction loan was repaid in full with proceeds from borrowings under the line of credit facility. In connection with this payoff, the Company incurred $2.5 million of debt extinguishment fees which are included in other income, net, in the consolidated statements of operations during the year ended December 31, 2022.

Landsea Homes Corp. | 2024 Form 10-K | F-18

Landsea Homes Corporation
Notes to Consolidated Financial Statements

The aggregate maturities of the principal balances of the notes and other debts payable subsequent to December 31, 2024 are as follows (dollars in thousands):

2025	$—
2026	—
2027	199,000
2028	250,000
2029	300,000
Thereafter	—
$749,000
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
In the fourth quarter of 2021, three insurers paid $14.9 million on behalf of the Company and others to settle a wrongful death suit. The insurers contend they are entitled to seek reimbursement from the Company for some or all of such amounts, which the Company disputes. During October 2023, one of the insurers filed a lawsuit in Superior Court of the state of California, county of Orange, entitled Ironshore Specialty Insurance Company v Landsea Holding Corporation, et al., seeking reimbursement and the two other insurers subsequently asserted reimbursement claims in the lawsuit. However, at this time the Company is unable to predict the outcome of the insurers’ claims against the Company or estimate the amount of any potential damages associated therewith.
Performance Obligations—In the ordinary course of business, and as part of the entitlement and development process, the Company’s subsidiaries are required to provide performance bonds to assure completion of certain public facilities. The Company had $125.0 million and $109.3 million of performance bonds outstanding at December 31, 2024 and 2023, respectively.
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
As of December 31, 2024, the Company had total deposits of $94.1 million, of which $0.8 million are refundable, related to contracts to purchase land and lots with a total remaining purchase price of approximately $688.2 million, net of deposits. As of December 31, 2023, the Company had total deposits of $96.2 million, of which $1.0 million was refundable, related to contracts to purchase land and lots with a total remaining purchase price of approximately $663.1 million, net of deposits. The majority of land and lots under contract are currently expected to be purchased within the next four years.
Operating Leases—The Company primarily enters into operating leases for the right to use office space, model homes, and computer and office equipment, which have remaining lease terms that range from less than 1 year up to 7 years and often include one or more options to renew. The weighted average remaining lease term as of December 31, 2024 and 2023 was 4.5 years and 5.7 years, respectively. Renewal terms are included in the lease term when it is reasonably certain the option will be exercised.
During 2024, the Company sold model homes which generated home sales revenue of $69.5 million and cost of sales of $65.4 million during the twelve months ending December 31, 2024. These model homes were immediately leased back for terms ranging from 3 to 36 months. The Company determined that control of the model homes transferred to the buyer and, as a result, the transactions qualified as sales. All of the leases from the transactions are accounted for as operating leases and the Company recorded

Landsea Homes Corp. | 2024 Form 10-K | F-19

Landsea Homes Corporation
Notes to Consolidated Financial Statements

total right-of-use assets and lease liabilities of $14.6 million at the time of the transactions in the accompanying consolidated balance sheets.
The Company established a right-of-use asset and a lease liability based on the present value of future minimum lease payments at the commencement date of the lease or, if subsequently modified, the date of modification for active leases. As the rate implicit in each lease is not readily determinable, the Company’s incremental borrowing rate is used in determining the present value of future minimum payments as of the commencement date. The weighted average rate as of December 31, 2024 and 2023 was 8.1% and 5.5%, respectively. Lease components and non-lease components are accounted for as a single lease component. As of December 31, 2024, the Company had $23.4 million and $24.5 million recognized as a right-of-use asset and lease liability, respectively, which are presented on the consolidated balance sheets within other assets and accrued expenses and other liabilities, respectively. As of December 31, 2023, the Company had $11.9 million and $13.1 million recognized as a right-of-use asset and lease liability, respectively.
Operating lease expense for the years ended December 31, 2024, 2023, and 2022 was $3.2 million, $3.9 million, and $2.2 million, respectively, and is included in general and administrative expenses on the consolidated statements of operations.
Future minimum payments under the non-cancelable operating leases in effect at December 31, 2024 were as follows (dollars in thousands):

2025	$10,096
2026	6,613
2027	3,770
2028	2,576
2029	2,573
Thereafter	3,039
Total lease payments	28,667
Less: Discount	(4,173)
Present value of lease liabilities	$24,494
 10.    Related Party Transactions
The Company occasionally has transactions with related parties, including Landsea Holdings Corporation (“Landsea Holdings”) which previously majority-owned the Company. As of December 31, 2024, the Company had a net payable due to affiliates of $0.5 million. As of December 31, 2023, the Company had a net receivable due from affiliates of $3.5 million. A description of recent related party transactions is included below.
In December 2024, Landsea Holdings and Ever Fast Holdings Limited (“Ever Fast”), which were related parties of the Company at such time, completed a registered secondary offering of the Company’s common stock. The Company did not participate in purchasing any of the offered shares. The Company did not receive any of the proceeds from this secondary offering, except that Landsea Holdings paid the Company approximately $4.3 million, net of transaction closing fees, using funds received from the secondary offering. The payment represented a reimbursement for various services previously provided by the Company to Landsea Holdings. Upon the closing of this transaction, the Company wrote-off the remaining $0.8 million previously due from Landsea Holdings. Ever Fast no longer qualified as a related party upon the completion of the offering. The Company paid costs, fees, and expenses for the offering of $0.4 million and $0.3 million on behalf of Landsea Holdings and Ever Fast, respectively. The Company expects to be reimbursed by Ever Fast for the costs paid on its behalf. Following this transaction, Landsea Holdings ownership was reduced to 17% of the Company’s outstanding common stock as of December 31, 2024.
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
In August 2023, the Company repurchased from the underwriters, at the public offering price of $9.75 per share, 800,000 shares of common stock that were sold by Green Investment Alpha Limited, a beneficial owner of the Company, in a registered

Landsea Homes Corp. | 2024 Form 10-K | F-20

Landsea Homes Corporation
Notes to Consolidated Financial Statements

secondary offering, for a total purchase price of $7.8 million. The Company paid costs, fees, and expenses for the offering of $0.3 million, and Green Investment received all net proceeds from the sale. In October 2024, Green Investment reimbursed the Company for the costs, fees, and expenses incurred during the offering. Green Investment no longer qualified as a related party upon the completion of the offering.
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
In June 2022, Landsea Capital Fund, who was under common control with the Company at the time of the transaction, contributed $55.0 million to the LCF JV. The LCF JV, which is consolidated by the Company, used these proceeds to purchase undeveloped land from the Company. The Company distributed $27.9 million and $22.3 million to Landsea Capital Fund during the years ended December 31, 2024 and 2023, respectively. All intercompany transactions between the Company and the LCF JV have been eliminated upon consolidation.
In December 2021, the Company sold model homes to a related party for total consideration of $15.2 million. Construction of certain of these model homes was not complete at the time of sale. The Company recognized lot sales and other revenue of $1.2 million during the year ended December 31, 2022, related to the model homes still under construction on the date of sale. Corresponding lot and other cost of sales of $1.3 million was also recognized during the same period. No lot sales and other revenue or corresponding cost of sales was recognized on these model homes during the years ended December 31, 2024 and 2023. As part of this transaction, the Company leased back these models. The leases completed in April 2024. The total amount of rent payments made during the years ended December 31, 2024, 2023, and 2022 was $0.3 million, $0.8 million, and $0.8 million, respectively. As of December 31, 2024, we have no remaining right-of-use asset or lease liability balances associated with this transaction. The right-of-use asset and lease liability balances associated with these leases was $0.5 million and $0.5 million, respectively, as of December 31, 2023.
In July 2021, the Company entered into a landbank agreement for a project in its California segment with a related party. The Company made regular payments to the related party based on an annualized rate of 7% of the undeveloped land costs while the land was being developed and purchased the lots at a predetermined price of $28.9 million. The total amount of interest payments made during the years ended December 31, 2024, 2023, and 2022 was less than $0.1 million, $0.6 million, and $1.0 million, respectively. During the years ended December 31, 2024, 2023, and 2022, payments of $4.0 million, $11.4 million, and $11.4 million were made to purchase developed lots from the related party, respectively. Capitalized interest included in real estate inventories on the consolidated balance sheets associated with this transaction was $0.3 million and $1.0 million as of December 31, 2024, and 2023, respectively. Previously capitalized related party interest included in cost of sales during the years ended December 31, 2024, 2023, and 2022 was $0.7 million, $1.4 million, and $0.2 million, respectively.
Landsea Holdings holds a series of notes payable to affiliated entities of its parent. The cash Landsea Holdings received from this debt was previously utilized to partially fund operations of the Company. Related party interest incurred by Landsea Holdings was historically pushed down to the Company and reflected on the consolidated balance sheets of the Company, primarily in real estate inventories, and on the consolidated statements of operations in cost of sales. Refer to Note 5 – Capitalized Interest for further detail. As the Company did not guarantee the notes payable nor have any obligations to repay the notes payable, and as the notes payable

Landsea Homes Corp. | 2024 Form 10-K | F-21

Landsea Homes Corporation
Notes to Consolidated Financial Statements

were not assigned to the Company, the notes payable do not represent a liability of the Company and accordingly have not been reflected in the consolidated balance sheets. Additionally, in connection with the Merger (as defined below), the Company is precluded from repaying Landsea Holdings’ notes payable to the affiliated entities of its parent. Therefore, beginning January 7, 2021, additional interest from these notes payable is no longer pushed down to the Company. Capitalized interest included in real estate inventories on the consolidated balance sheets associated with this transaction was $0.1 million and $0.4 million as of December 31, 2024 and 2023, respectively. Previously capitalized related party interest included in cost of sales during the years ended December 31, 2024, 2023, and 2022, was $0.2 million, $1.7 million, and $5.0 million, respectively.
 11.    Income Taxes
The provision for income taxes are as follows:

	Year Ended December 31,
	2024	2023	2022
	(dollars in thousands)
Current:
Federal	$3,912	$12,418	$22,350
State	1,464	4,394	9,350
Current tax provision	5,376	16,812	31,700

Deferred:
Federal	1,740	(3,967)	(4,681)
State	1,025	(950)	(1,619)
Deferred tax benefit	2,765	(4,917)	(6,300)

Total income tax provision, net	$8,141	$11,895	$25,400
The provision for income taxes varies from the U.S. federal statutory rate. The following reconciliation shows the significant differences in the tax at statutory and effective rates:

	Year Ended December 31,
	2024	2023	2022
Federal income tax expense	21.0%	21.0%	21.0%
State income tax expense, net of federal tax effect	5.8	5.6	6.4
162(m) limitation	4.2	1.9	1.0
Fair market value of warrant	—	—	1.5
Noncontrolling interest	(1.6)	(1.8)	(0.5)
Energy efficient home credits	(2.0)	(1.4)	(3.6)
Other permanent differences	0.6	0.4	—
Return to provision adjustment	(0.2)	(0.4)	(0.7)
Rate change	2.2	1.0	(0.1)
Change of valuation allowance	—	—	(0.1)
Other	0.5	0.4	0.2
Effective tax rate	30.5%	26.7%	25.1%
The difference between the statutory tax rate and the effective tax rate for the year ended December 31, 2024 is primarily related to state income taxes net of federal income tax benefits and estimated deduction limitations for executive compensation under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), partially offset by tax credits for energy-efficient homes. The difference between the statutory tax rate and the effective tax rate for the year ended December 31, 2023, is primarily related to state income taxes net of federal income tax benefits and estimated deduction limitations for executive compensation under Section 162(m) of the Code, partially offset by the energy-efficient home credit. The difference between the statutory tax rate and the effective tax rate for the year ended December 31, 2022 is primarily related to state income taxes net of federal income tax benefits,

Landsea Homes Corp. | 2024 Form 10-K | F-22

Landsea Homes Corporation
Notes to Consolidated Financial Statements

estimated deduction limitations for executive compensation under Section 162(m) of the Code, and the fair value adjustment of the Private Placement Warrants, partially offset by tax credits for energy-efficient homes.
As of December 31, 2024, 2023, and 2022, the Company did not have any gross uncertain tax positions or unrecognized tax benefits, and did not require an accrual for interest or penalties. The Company files income tax returns in the U.S. federal jurisdiction and in the states of Arizona, California, Colorado, Florida, Massachusetts, New Jersey, New York, and Texas.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant temporary differences that give rise to the deferred tax assets, net of deferred tax liabilities, are as follows:

	December 31,
	2024	2023
	(dollars in thousands)
Deferred tax assets
Accrued expenses	$14,776	$16,519
Lease liability	6,136	3,371
State tax liability	304	963
Allowances, reserves, and other	955	244
Stock compensation	1,007	948
UNICAP	7,784	6,967
Basis difference in investments	1,880	2,699
Deferred tax asset	32,842	31,711

Deferred tax liabilities
Right-of-use asset	(5,851)	(3,061)
Basis difference in fixed assets and intangible assets	(4,436)	(3,097)
Warranty receivables	(6,834)	(7,067)
Deferred tax liability	(17,121)	(13,225)

Net deferred tax asset	$15,721	$18,486
Based on the Company’s policy on deferred tax valuation allowances as discussed in Note 1 – Company and Summary of Significant Accounting Policies and its analysis of positive and negative evidence, management believed that there was enough evidence, including cumulative income over the past three years and projections of future taxable income, for the Company to conclude that it was more likely than not that it would realize all of its deferred tax assets as of December 31, 2024.
As of December 31, 2024, the Company did not have any federal or state NOL carryforwards.
The statute of limitations is three years for federal income tax purposes and four years for state income tax purposes. The Company’s federal tax returns for years 2021 through 2023 and state tax returns for years 2020 through 2023 are subject to examination under statute.
The Inflation Reduction Act (“IRA”) extended the federal tax credit for building new energy-efficient homes through December 31, 2032. For homes delivered from 2023 through 2032, the credit amount is up to $5,000 based on the applicable program and program requirements under which the home was built (i.e., Energy Star or Zero Energy Ready Home). As of the year ended December 31, 2024, the Company continues to recognize federal energy tax credits when the criteria are met. There were no other material effects of the IRA on the Company’s consolidated financial statements.

Landsea Homes Corp. | 2024 Form 10-K | F-23

Landsea Homes Corporation
Notes to Consolidated Financial Statements

 12.     Segment Reporting
The Company is engaged in the acquisition, development, and sale of homes and lots in multiple states across the country. The Company is managed by geographic location and each of the six geographic regions targets a wide range of buyer profiles including: first-time, move-up, and luxury homebuyers.
Management of the six geographic regions report to the Company’s CODMs, the Chief Executive Officer and Chief Operating Officer of the Company. The CODMs review the results of operations and assess segment performance using gross margin and pretax income (loss) as reported on the consolidated statement of operations under the same captions. The CODMs use these metrics to evaluate the performance of segment assets in deciding whether to allocate resources to each segment or other goals of the business, such as acquisitions. These metrics are also used in budget versus actual analyses to monitor results in assessing performance of the segment and in establishing compensation of certain employees. Accordingly, the Company has presented its operations for the following six reportable segments:
•Arizona
•California
•Colorado
•Florida
•Metro New York
•Texas
The Company has also identified the Corporate operations as a non-operating segment, as it serves to support the homebuilding operations through functional departments such as executive, finance, treasury, human resources, accounting, and legal. The majority of the corporate personnel and resources are primarily dedicated to activities relating to operations and are allocated based on each segment’s respective percentage of assets, revenue, and dedicated personnel. The accounting policies of the segments are consistent with those described in the summary of significant accounting policies.
The following tables summarize information by segment:

	Year Ended December 31, 2024
	Arizona	California	Colorado	Florida	Metro New York	Texas	Total Reportable Segments	Corporate	Consolidated Total
	(dollars in thousands)
Revenue	$403,550	$456,585	$54,256	$462,555	$4,475	$168,916	$1,550,337	$—	$1,550,337
Cost of sales	336,758	385,963	47,465	397,308	4,861	150,190	1,322,545	—	1,322,545
Gross margin	66,792	70,622	6,791	65,247	(386)	18,726	227,792	—	227,792

Sales and marketing expenses	36,779	16,976	3,604	27,105	558	13,167	98,189	—	98,189
General and administrative expenses	15,105	21,658	5,465	20,534	1,998	15,222	79,982	22,162	102,144
Other income (expense), net	778	(1,374)	28	492	206	(37)	93	(877)	(784)

Pretax income (loss)	$15,686	$30,614	$(2,250)	$18,100	$(2,736)	$(9,700)	$49,714	$(23,039)	$26,675

Landsea Homes Corp. | 2024 Form 10-K | F-24

Landsea Homes Corporation
Notes to Consolidated Financial Statements

	Year Ended December 31, 2023
	Arizona	California	Colorado	Florida	Metro New York	Texas	Total Reportable Segments	Corporate	Consolidated Total
	(dollars in thousands)
Revenue	$288,552	$439,939	$7,410	$468,210	$1,649	$4,187	$1,209,947	$—	$1,209,947
Cost of sales	237,553	364,190	6,634	381,021	1,673	3,902	994,973	—	994,973
Gross margin	50,999	75,749	776	87,189	(24)	285	214,974	—	214,974

Sales and marketing expenses	27,328	19,576	284	25,054	537	469	73,248	—	73,248
General and administrative expenses	18,283	27,027	1,930	25,266	2,269	5,613	80,388	21,054	101,442
Other income (expense), net	709	416	34	752	40	(193)	1,758	2,503	4,261

Pretax income (loss)	$6,097	$29,562	$(1,404)	$37,621	$(2,790)	$(5,990)	$63,096	$(18,551)	$44,545

	Year Ended December 31, 2022
	Arizona	California	Colorado	Florida	Metro New York	Texas	Total Reportable Segments	Corporate	Consolidated Total
	(dollars in thousands)
Revenue	$317,160	$503,832	$—	$474,779	$111,423	$39,255	$1,446,449	$—	$1,446,449
Cost of sales	254,641	370,170	—	400,291	101,529	32,894	1,159,525	—	1,159,525
Gross margin	62,519	133,662	—	74,488	9,894	6,361	286,924	—	286,924

Sales and marketing expenses	29,062	20,968	—	28,591	8,380	2,304	89,305	—	89,305
General and administrative expenses	15,780	18,733	—	26,212	2,093	4,394	67,212	22,113	89,325
Other income (expense), net	555	252	—	1,113	59	179	2,158	(9,387)	(7,229)

Pretax income (loss)	$18,232	$94,213	$—	$20,798	$(520)	$(158)	$132,565	$(31,500)	$101,065
Other income (expense), net includes income from forfeited customer deposits; costs from abandoned projects; gains or losses on disposals of fixed assets; and other insignificant activity.

Landsea Homes Corp. | 2024 Form 10-K | F-25

Landsea Homes Corporation
Notes to Consolidated Financial Statements

The following table summarizes total assets by segment:

	December 31,
	2024	2023
	(dollars in thousands)
Assets
Arizona	$305,952	$336,424
California	436,854	479,218
Colorado	39,374	27,240
Florida	414,790	425,154
Metro New York	38,082	42,047
Texas	378,569	60,255
Total reportable segment assets	1,613,621	1,370,338
Corporate	87,716	100,894
Total assets	$1,701,337	$1,471,232
Included in the Corporate segment assets is cash and cash equivalents of $57.9 million and $65.2 million as of December 31, 2024 and 2023, respectively.
As of December 31, 2024, goodwill of $20.7 million, $47.9 million, and $87.0 million was allocated to the Arizona, Florida, and Texas segments, respectively. As of December 31, 2023, $20.7 million and $47.9 million was allocated to the Arizona and Florida segments, respectively.
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
The following table presents carrying values, excluding any discounts or deferred loan costs, and estimated fair values of financial instruments:

		December 31, 2024		December 31, 2023
	Hierarchy	Carrying	Fair Value	Carrying	Fair Value
	(dollars in thousands)
Liabilities:
Line of credit facility (1)	Level 2	199,000	199,000	315,000	315,000
11.0% Senior Notes	Level 2	250,000	261,250	250,000	257,500
8.875% Senior Notes	Level 2	300,000	298,125	—	—
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

Landsea Homes Corp. | 2024 Form 10-K | F-26

Landsea Homes Corporation
Notes to Consolidated Financial Statements

Non-financial assets such as real estate inventories and goodwill are measured at fair value on a non-recurring basis using a discounted cash flow approach with Level 3 inputs within the fair value hierarchy. This measurement is performed when events and circumstances indicate the asset’s carrying value is not fully recoverable. During the year ended December 31, 2024, it was determined that real estate inventories with a carrying value of $6.6 million within one community in the Florida segment was not expected to be fully recoverable. Accordingly, a real estate inventories impairment charge was recognized in the amount of $0.8 million to reflect the estimated fair value of the community of $5.8 million. Refer to Note 4 – Real Estate Inventories for additional information. During the year ended December 31, 2023, it was determined that real estate inventories with a carrying value of $24.1 million within one community in the California segment was not expected to be fully recoverable. Accordingly, a real estate inventories impairment charge was recognized in the amount of $4.7 million to reflect the estimated fair value of the community of $19.4 million. During the year ended December 31, 2022, none of the Company’s real estate inventories required impairment. During each of the years ended December 31, 2024, 2023, and 2022, the Company concluded that no impairment of goodwill was required.
Prior to being purchased by the Company in June 2022, the Private Placement Warrants were historically measured at fair value on a recurring basis using a Black-Scholes option pricing model. Adjustments to the fair value of the Private Placement Warrants were recorded in the consolidated statement of operations at each reporting date as a loss or gain on remeasurement of the warrant liability. The final fair value adjustment was recorded in 2022 based on the purchase price.
 14. Stock-Based Compensation
The Company adopted the Landsea Homes Corporation 2020 Stock Incentive Plan (the “Plan”) which provides for the grant of options, stock appreciation rights, restricted stock units (“RSUs”), and restricted stock, any of which may be performance-based, as determined by the Company’s Compensation Committee. The Company reserved a total of 6.0 million shares of common stock for issuance under the Plan. As of December 31, 2024, approximately 2.7 million shares of common stock remained available for issuance under the Plan.
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
In 2023, the Company granted long term PSUs to certain executives under the Plan. The PSUs are earned based upon the Company’s performance over three years measured by cumulative revenue and average adjusted ROE over fiscal years 2023-2025. Each award is conditioned upon the Company achieving cumulative revenue and average adjusted ROE targets over this performance period. Target awards of 100% will be earned if the Company’s cumulative revenue and average adjusted ROE meet set thresholds in the performance period. If cumulative revenue and average adjusted ROE is below or above the target thresholds by defined amounts, an award may still be earned in a range between 50%-200% of the target.
In 2024, the Company granted long term PSUs to certain executives under the Plan. The PSUs are earned based upon the Company’s performance over three years measured by cumulative revenue and average adjusted ROE over fiscal years 2024-2026. Each award is conditioned upon the Company achieving cumulative revenue and average adjusted ROE targets over this performance period. Target awards of 100% will be earned if the Company’s cumulative revenue and average adjusted ROE meet set thresholds in the performance periods. If cumulative revenue and average adjusted ROE is below or above the target thresholds by defined amounts, an award may still be earned in a range between 50%-200% of the target.

Landsea Homes Corp. | 2024 Form 10-K | F-27

Landsea Homes Corporation
Notes to Consolidated Financial Statements

The following table presents a summary of the Company’s nonvested PSUs and RSUs as of December 31, 2024 and 2023 and changes during the years then ended:

	Year Ended December 31,
	2024		2023
	Awards	Weighted Average Grant Date Fair Value	Awards	Weighted Average Grant Date Fair Value
	(in thousands, except fair value amounts)
Nonvested, beginning of the year	1,488	$8.74	1,625	$8.82
Granted	533	9.81	298	8.28
Vested	(274)	9.33	(375)	8.68
Forfeited	(39)	9.44	(60)	9.02
Nonvested, end of the year	1,708	$8.96	1,488	$8.74
Most awards vest ratably over three to five years; however, some have been granted with different vesting schedules. The Company records actual forfeitures related to nonvested awards upon employee terminations.
The following table presents a summary of the Company’s stock options activity for the year ended December 31, 2024:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Options outstanding at December 31, 2023	684	$8.08
Granted	303	12.44
Exercised	(142)	8.33
Forfeited	(117)	10.44
Expired	(20)	8.21
Options outstanding at December 31, 2024	708	$9.50	8.06	$306
Options exercisable at December 31, 2024	417	$8.29	7.44	$190
Stock-based compensation expense totaled $3.5 million, $3.1 million, and $3.6 million during the years ended December 31, 2024, 2023, and 2022, respectively, and is included in general and administrative expenses on the consolidated statements of operations. The total intrinsic value of options exercised during the years ended December 31, 2024 and 2023, was $0.5 million and less than $0.1 million, respectively. No options were exercised during the year ended December 31, 2022.
The following table presents a summary of the Company’s outstanding RSUs and PSUs, assuming the current estimated level of performance achievement:

December 31, 2024
(in thousands, except period)
Unvested units	1,708
Remaining cost on unvested units	$2,170
Remaining vesting period	2.58 years
Stock-based compensation expense associated with the outstanding RSUs and PSUs is measured using the grant date fair value which is based on the closing price as of the grant date. The expense associated with the PSUs also incorporates the estimated achievement of the established performance criteria at the end of each reporting period until the performance period ends.
 15. Stockholders’ Equity
The Company’s authorized capital stock consists of 500.0 million shares of common stock with a par value of $0.0001 per share, and 50.0 million shares of preferred stock with a par value of $0.0001 per share. As of December 31, 2024, there were 41.7

Landsea Homes Corp. | 2024 Form 10-K | F-28

Landsea Homes Corporation
Notes to Consolidated Financial Statements

million shares of common stock issued and 36.3 million outstanding, and no shares of preferred stock issued or outstanding. All outstanding shares of common stock are validly issued, fully paid, and nonassessable.
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
During the year ended December 31, 2022 the Company repurchased 5,625,352 shares of common stock for a total of $40.3 million, which was recorded as a reduction to additional paid-in capital. A portion of these shares were repurchased directly from the Company’s majority shareholder. Refer to Note 10 – Related Party Transactions for additional information. The remaining authorization of $9.7 million expired unused as of December 31, 2022.
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
During the year ended December 31, 2023, the Company repurchased 3,635,033 shares of common stock for a total of $34.4 million, which was recorded as a reduction to additional paid-in capital. A portion of these shares were repurchased directly from the Company’s majority shareholder. Refer to Note 10 – Related Party Transactions for additional information. As of December 31, 2023, the Company had approximately $8.9 million in remaining authorized capacity.
No additional stock repurchase authorizations occurred during the year ended December 31, 2024.
During the year ended December 31, 2024, the Company repurchased 534,436 shares of common stock for a total of $6.4 million, excluding commissions, which was recorded as a reduction to additional paid-in capital. As of December 31, 2024, the Company had approximately $2.5 million in remaining capacity from previous authorizations.
The timing and amount of repurchases are based on a variety of factors such as the market price of the Company’s common stock, corporate and contractual requirements, market and economic conditions, and legal requirements.
The Inflation Reduction Act of 2022 included a 1% excise tax on stock repurchases, net of new stock issuances, beginning in 2023. The tax is paid annually and the Company accrues the tax during interim periods with the offset to additional paid-in capital on the consolidated balance sheet.
Merger Transaction
On August 31, 2020, Landsea Homes and Landsea Holdings, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with LF Capital Acquisition Corp. (“LF Capital”) and LFCA Merger Sub, Inc. (the “Merger Sub”), a direct, wholly-owned subsidiary of LF Capital. The Merger Agreement provided for, among other things, the merger of Merger Sub with and into Landsea Homes Incorporated (“LHI”), previously a wholly-owned subsidiary of Landsea Holdings, with LHI continuing as the surviving corporation (the “Merger”). On January 7, 2021 (the “Closing Date”), the Merger was consummated pursuant to the Merger Agreement (the “Closing”). The name of LF Capital was changed at that time to Landsea Homes Corporation.
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

Landsea Homes Corp. | 2024 Form 10-K | F-29

Landsea Homes Corporation
Notes to Consolidated Financial Statements

Warrants
As of December 31, 2024 there were 15,525,000 outstanding Warrants, consisting entirely of public warrants (the “Warrants”). At the time of the Merger, the Warrant Agreement was amended so that each public warrant is exercisable at $1.15 into one tenth of a share of common stock. As part of the amendment, each holder of the public warrants received $1.85 per warrant for a total of $28.7 million paid by the Company upon closing of the Merger. The Warrants will expire five years after the completion of the Merger or earlier upon redemption or liquidation.
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
In June 2022, the Company repurchased all 5.5 million outstanding Private Placement Warrants, which were previously exercisable at $11.50 into one share of common stock. The Company paid $16.5 million, or $3.00 per warrant, to repurchase all of the outstanding Private Placement Warrants. This amount included $6.6 million for the repurchase of 2.2 million of the Private Placement Warrants that were held by the Company’s majority shareholder, Landsea Holdings, and $8.4 million to Level Field Capital, LLC, a related party, for the repurchase of 2.8 million Private Placement Warrants. Refer to Note 10 – Related Party Transactions for additional information. The loss recognized on the repurchase of the Private Placement Warrants is recorded as loss on remeasurement of warrant liability on the Company’s consolidated statements of operations.

Landsea Homes Corp. | 2024 Form 10-K | F-30

Landsea Homes Corporation
Notes to Consolidated Financial Statements

 16. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the years presented:

	Year Ended December 31,
	2024	2023	2022
	(in thousands, except share and per share amounts)
Numerator
Net income attributable to Landsea Homes Corporation	$17,231	$29,236	$73,551
Less: undistributed earnings allocated to participating shares	—	—	(1,706)
Net income attributable to common stockholders	$17,231	$29,236	$71,845

Denominator
Weighted average common shares outstanding - basic	36,262,257	38,885,003	43,052,696
Adjustment for weighted average participating shares outstanding	—	—	(1,000,000)
Adjusted weighted average common shares outstanding under two class method - basic	36,262,257	38,885,003	42,052,696
Dilutive effect of options	114,206	—	—
Dilutive effect of share-based awards	179,607	191,319	146,766
Adjusted weighted average common shares outstanding under two class method - diluted	36,556,070	39,076,322	42,199,462

Earnings per share
Basic	$0.48	$0.75	$1.71
Diluted	$0.47	$0.75	$1.70
The Company excluded 1.8 million, 2.2 million, and 2.1 million common stock equivalents from diluted EPS related to antidilutive warrants, options, and share-based awards during the years ended December 31, 2024, 2023, and 2022, respectively.

 17.    Supplemental Disclosures of Cash Flow Information
The following table presents certain supplemental cash flow information:

	Year Ended December 31,
	2024	2023	2022
	(dollars in thousands)
Supplemental disclosures of cash flow information
Interest paid, net of amounts capitalized	$—	$—	$—
Income taxes paid	$12,386	$15,617	$40,367

Supplemental disclosures of non-cash investing and financing activities
Non-cash impact of real estate inventories placed in service	$27,333	$—	$—
Conversion of deferred offering costs to debt issuance costs	$5,140	$—	$—
Change in right-of-use assets for new, modified, or terminated operating leases	$17,264	$226	$7,380

Landsea Homes Corp. | 2024 Form 10-K | F-31

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
Management, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2024 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
Based upon SEC staff guidance, an assessment of internal controls over financial reporting of a recently acquired business may be excluded from management's evaluation of disclosure controls and procedures for up to a year from the date of acquisition. We excluded Antares Acquisition, LLC from our assessment of internal controls over financial reporting as of December 31, 2024, because it was acquired by the Company in a purchase business combination during the second quarter of 2024. The elements of the acquired business’ internal controls over financial reporting that have been excluded represent 15% of our total assets as of December 31, 2024, and 8% of our total revenue for the full year ended December 31, 2024.
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
Management, including our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2024.
Deloitte & Touche LLP, our independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, as stated in their report, which appears below within this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2024 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Landsea Homes Corp. | 2024 Form 10-K | 59

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Landsea Homes Corporation
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Landsea Homes Corporation and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 27, 2025, expressed an unqualified opinion on those financial statements.
As described in Management’s Annual Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Antares Acquisition, LLC, which was acquired on April 1, 2024, and whose financial statements constitute 15% of total assets and 8% of total revenue as of and for the year ended December 31, 2024. Accordingly, our audit did not include the internal control over financial reporting at Antares Acquisition, LLC.
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
/s/ Deloitte & Touche LLP
Costa Mesa, California
February 27, 2025
Landsea Homes Corp. | 2024 Form 10-K | 60

Item 9B. Other Information

On February 24, 2025, the Company entered into that certain First Amendment to Amended and Restated Credit Agreement (the “First Amendment”) with Bank of America, N.A., as Administrative Agent and letter of credit issuer, U.S. Bank National Association as Joint Lead Arranger and Syndication Agent, BofA Securities, Inc., as Joint Lead Arranger and Sole Bookrunner and a syndicate of banks and financial institutions. Capitalized terms used without definition in this paragraph are defined in the First Amendment. Pursuant to the First Amendment, among other things, the Interest Coverage financial covenant is amended such that (i) for the fiscal quarters ending December 31, 2024, March 31, 2025, June 30, 2025, September 30, 2025, and December 31, 2025 the Consolidated Group shall maintain a ratio of Consolidated EBITDA to Consolidated Interest Expense of not less than 1.75 to 1.00 and (ii) for each fiscal quarter thereafter the Consolidated Group shall maintain a ratio of Consolidated EBITDA to Consolidated Interest Expense of not less than 2.00 to 1.00. The foregoing summary of the First Amendment does not purport to be complete and is subject to and is qualified in its entirety by the terms of the First Amendment, which is attached to this Annual Report on Form 10-K as Exhibit 10.8 and incorporated herein by reference.

During the quarter ended December 31, 2024, no director or Section 16 officer adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as those terms are defined in Item 408 of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.
Landsea Homes Corp. | 2024 Form 10-K | 61

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required in response to this Item has been omitted and will be incorporated herein by reference, when filed, to the corresponding information contained in our proxy statement for the 2025 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report pursuant to Regulation 14A under the Exchange Act (the “Proxy Statement”). The information called for by Item 10 will be included in the sections captioned “Director Nominees,” “Corporate Governance,” “Information About Our Executive Officers,” “Beneficial Ownership of Securities,” and “Insider Trading Policy” included in our Proxy Statement.

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
Landsea Homes Corp. | 2024 Form 10-K | 62

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this Annual Report:

1. Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm (PCAOB ID: 34)

Balance Sheets as of December 31, 2024 and 2023

Statements of Operations for the years ended December 31, 2024, 2023, and 2022

Statements of Equity for the years ended December 31, 2024, 2023, and 2022

Statements of Cash Flows for the years ended December 31, 2024, 2023, and 2022

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

4.5
Indenture, dated as of April 1, 2024, among Landsea Homes Corporation, as Issuer, the Guarantors and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 2, 2024)

Landsea Homes Corp. | 2024 Form 10-K | 63

4.6	Form of 8.875% Senior Note due 2029 (included in Exhibit 4.5)
4.7*	Description of the Registrant’s Securities
10.1
Amended and Restated Stockholder’s Agreement, by and between the Company and Landsea Holdings Corporation, dated June 13, 2023 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 14, 2023)

10.2
Fourth Amended and Restated Stockholder’s Agreement, dated April 30, 2024, by and between Landsea Homes Corporation and Landsea Holdings Corporation (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 2, 2024)

10.3
Trademark License Agreement, by and among Landsea Homes Corporation and certain of its subsidiaries set forth on Exhibit A thereto and Landsea Group Co., Ltd., dated January 7, 2021 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on January 13, 2021)

10.4
First Amendment, dated June 30, 2022, to Trademark License Agreement, by and among Landsea Homes Corporation, on behalf of itself and certain of its subsidiaries set forth on Exhibit A thereto and Landsea Group Co., Ltd., dated January 7, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2022)

10.5
Eighth Amendment Agreement, dated March 15, 2024, by and among Landsea Homes Corporation, as borrower, the other loan parties party thereto, Western Alliance Bank as administrative agent, and the lender parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 18, 2024)

10.6
Amended and Restated Credit Agreement, dated as of April 19, 2024, by and among Landsea Homes Corporation, as Borrower, Bank of America, N.A., as Administrative Agent and L/C Issuer, the lenders party thereto, U.S. Bank National Association as Joint Lead Arranger and Syndication Agent and BofA Securities, Inc., as Joint Lead Arranger and a Sole Bookrunner (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 25, 2024)

10.7
Joinder, Commitment Increase, and Reallocation Agreement, dated June 26, 2024, by and among Truist Bank, Bank of America, N.A., as administrative agent for the lenders and Landsea Homes Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 2, 2024)

10.8*
First Amendment to Amended and Restated Credit Agreement dated February 24, 2025, by and among Landsea Homes Corporation, as Borrower, Bank of America, N.A., as Administrative Agent and L/C Issuer, the lenders party thereto, U.S. Bank National Association as Joint Lead Arranger and Syndication Agent and BofA Securities, Inc., as Joint Lead Arranger and a Sole Bookrunner

10.9
Note Purchase Agreement, dated as of July 17, 2023, by and among the Company, U.S. Bank Trust Company, National Association, as the agent, and the purchasers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2023)

10.10+
Membership Interest Purchase Agreement, dated January 8, 2024, by and among the Company, Antares Acquisition, LLC, and the sellers party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 9, 2024)

10.11
Amendment to Membership Interest Purchase Agreement, dated February 9, 2024, by and among the Company, Antares Acquisition, LLC, and the sellers party thereto (incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 12, 2024)

10.12
Indemnification Agreement, dated April 30, 2024, by and between Landsea Homes Corporation and Landsea Holdings Corporation (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 2, 2024)

10.13
Settlement Agreement and Release, dated as of December 5, 2024, by and between the Company and Landsea Holdings Corporation (incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 5, 2024)

10.14^
Form of LF Capital Acquisition Corp. Director and Officer Indemnity Agreement, incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Company’s registration statement on Form S-1 filed with the SEC on June 13, 2018)

10.15^
Employment Agreement of John Ho, by and between Landsea Holdings Corporation and John Ho, dated August 31, 2020, and assigned to and assumed by Landsea Homes Corporation on January 7, 2021 (incorporated by reference to Annex O-1-1 to the Company’s Definitive Proxy Statement on Form DEF 14A filed with the SEC on November 23, 2020)

Landsea Homes Corp. | 2024 Form 10-K | 64

10.16^
Employment Agreement of Michael Forsum, by and between Landsea Holdings Corporation and Michael Forsum, dated August 31, 2020, and assigned to and assumed by Landsea Homes Corporation on January 7, 2021 (incorporated by reference to Annex O-2-1 to the Company’s Definitive Proxy Statement on Form DEF 14A filed with the SEC on November 23, 2020)

10.17^
Executive Employment Agreement by and between Christopher Porter and Landsea Homes Corporation, dated November 15, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 16, 2021)

10.18^
Form of Landsea Homes Corporation Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2021)

10.19^	Landsea Homes Corporation 2020 Stock Incentive Plan (incorporated by reference to Annex F to the Company’s Definitive Proxy Statement on Form DEF 14A filed with the SEC on November 23, 2020)
10.20^
Landsea Homes Corporation Executive Cash Incentive Plan, effective as of January 1, 2021. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2021)

10.21^
Form of Grant Notice for Restricted Stock Unit Award and Standard Terms and Conditions for Restricted Stock Units (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2021)

10.22^
Form of Grant Notice for Performance Share Unit Award and Standard Terms and Conditions for Performance Share Units (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2021)

10.23^	Form of Grant Notice for Restricted Stock Award (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2021)
10.24
Registration Rights Agreement, dated June 19, 2018, by and between the Company and Level Field Capital, LLC, James Erwin, Karen Wendel, Gregory P. Wilson, Multi-Strategy Master Fund Limited, BlackRock Credit Alpha Master Fund L.P and HC NCBR Fund (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 25, 2018)

10.25
Investor Representation Letter, dated January 7, 2021, by Landsea Holdings Corporation (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2021)

19.1*	Landsea Homes Corporation Insider Trading Policy
21.1*	List of Subsidiaries
23.1*	Consent of Deloitte & Touche LLP
31.1*	Certification of John Ho, Chief Executive Officer of Landsea Homes Corporation, pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934
31.2*	Certification of Chris Porter, Chief Financial Officer of Landsea Homes Corporation, pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934
32.1**	Certification of John Ho, Chief Executive Officer of Landsea Homes Corporation, pursuant to 18 U.S.C. Section 1350
32.2**	Certification of Chris Porter, Chief Financial Officer of Landsea Homes Corporation, pursuant to 18 U.S.C. Section 1350
97	Landsea Homes Corporation Clawback Policy (incorporated by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K filed with the SEC on February 29, 2024)
101	The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL: (i) Balance Sheets as of December 31, 2024 and 2023; (ii) Statements of Operations for the years ended December 31, 2024, 2023, and 2022, (iii) Statements of Equity for the years ended December 31, 2024, 2023, and 2022; (iv) Statements of Cash Flows for the years ended December 31, 2024, 2023, and 2022 and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
104	The Cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL (included as Exhibit 101)
* Filed herewith.
** Furnished herewith.
^ Management contract or compensatory plan or arrangement
+ Certain schedules to or portions of this Exhibit have been omitted in accordance with Item 601(b)(1) of Regulation S-K. The Company hereby agrees to furnish supplementally a copy of all omitted schedules to the SEC upon request.
Landsea Homes Corp. | 2024 Form 10-K | 65

Item 16. Form 10-K Summary

None.
Landsea Homes Corp. | 2024 Form 10-K | 66

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Landsea Homes Corporation

Date: February 27, 2025	By:	/s/ John Ho
John Ho
Chief Executive Officer
(Principal Executive Officer)

Date: February 27, 2025	By:	/s/ Chris Porter
Chris Porter
Chief Financial Officer
(Principal Financial Officer)

Landsea Homes Corp. | 2024 Form 10-K | 67

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ John Ho	Chief Executive Officer and Director	February 27, 2025
John Ho	(Principal Executive Officer)

/s/ Chris Porter	Chief Financial Officer	February 27, 2025
Chris Porter	(Principal Financial and Accounting Officer)

/s/ Bruce D. Frank	Chairman of the Board of Directors	February 27, 2025
Bruce D. Frank

/s/ Qin Zhou	Director	February 27, 2025
Qin Zhou

/s/ Thomas Hartfield	Director	February 27, 2025
Thomas Hartfield

/s/ Elias Farhat	Director	February 27, 2025
Elias Farhat

/s/ Mollie Fadule	Director	February 27, 2025
Mollie Fadule

/s/ Rajinder Singh	Director	February 27, 2025
Rajinder Singh

/s/ Susan Lattmann	Director	February 27, 2025
Susan Lattmann
Landsea Homes Corp. | 2024 Form 10-K | 68