Form 10-K/A
period 2024-12-31
Landsea Homes Corp
filed 2025-04-29
CIK 1721386

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

There were 36,409,560 shares of the registrant’s common stock issued and outstanding as of the close of business on April 24, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

On February 27, 2025, Landsea Homes Corporation (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Original Form 10-K”). This Amendment No. 1 (the “Amendment”) amends Part III, Items 10 through 14 of the Original Form 10-K to include information previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K. General Instruction G(3) to Form 10-K provides that registrants may incorporate by reference certain information from a definitive proxy statement which involves the election of directors if such definitive proxy statement is filed with the Securities and Exchange Commission (the “SEC”) within 120 days after the end of the fiscal year or as an amendment to the Form 10-K if such amendment is filed no later than the end of the 120-day period. The reference on the cover of the Original Form 10-K to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Form 10-K is hereby deleted. Pursuant to the rules of the SEC, Part IV, Item 15 has also been amended to contain the currently dated certifications from the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Except as described above, this Amendment does not amend any other information set forth in the Original Form 10-K, and we have not updated disclosures included therein to reflect any subsequent events. This Amendment should be read in conjunction with the Original Form 10-K and with our filings with the SEC subsequent to the Original Form 10-K.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

DIRECTORS AND EXECUTIVE OFFICERS

Name	Age	Director Since	Position	Committees
Bruce Frank	71	2021	Chairman of the Board	Audit; Compensation; Nominating and Governance (Chair)
John Ho	42	2021	Chief Executive Officer, Director	Executive Land (Chair); ESG (Chair)
Qin (Joanna) Zhou	51	2021	Director	None
Elias Farhat	59	2021	Director	Audit; Compensation; Executive Land; ESG
Mollie Fadule	42	2021	Director	Audit (Chair); Nominating and Governance; Executive Land; ESG
Rajinder Singh	53	2024	Director	None
Susan Lattmann	57	2025	Director	Compensation (Co-Chair); Nominating and Governance
Thomas Hartfield	71	2021	Director	Compensation (Co-Chair); Nominating and Governance; Executive Land; ESG

Bruce Frank

●	Other Public Company Boards

o	Morgan Stanley Direct Lending Fund*

o	SL Investment Fund II*

o	T Series Middle Market Loan Fund LLC*

o	North Haven Private Income Fund LLC*

o	North Haven Private Income Fund A, LLC*

o	LGAM Private Credit LLC*

* Entities related within the same fund family

●	Background

o	Served on the Landsea Homes Incorporated (“Landsea Homes”) board from 2015 until the business combination (the “Business Combination”) with LF Capital Acquisition Corp. (“LF Capital”)

o	Served as a senior partner within the assurance service line of Ernst & Young LLP’s real estate practice from April 1997 to June 2014, when he retired

o

Chairs the Audit Committee and serves on the Nominating and Corporate Governance Committee of each of Morgan Stanley Direct Lending Fund, SL Investment Fund II, T Series Middle Market Loan Fund LLC, North Haven Private Income Fund LLC, North Haven Private Income Fund A, LLC, and LGAM Private Credit LLC

o	Served as a member of the board of directors of VEREIT, Inc. from July 2014 through March 2017 and was a member of its Audit and Nominating and Corporate Governance Committees

o	Served as a member of the board of directors of ACRE Realty Investors Inc. from October 2014 through October 2017 and was a member of its Audit and Compensation Committees

o	Earned a bachelor’s degree from Bentley College

Mr. Frank currently serves on the audit committee of six other public companies, all of which are business development companies under the Investment Company Act of 1940, as amended, and are related entities within the same fund family. The board of directors of the Company (the “Board”) has determined that such simultaneous service does not impair the ability of Mr. Frank to effectively serve on the Company’s Audit Committee. In making this determination, the Board considered the mix of companies involved and the fact that they are all business development companies within the same fund family, as well as Mr. Frank’s 100% attendance at 2024 meetings of the Board and the committees on which he serves, including 100% attendance at Audit Committee meetings, and his extensive background and experience in accounting, including as a Certified Public Accountant and former senior partner of Ernst & Young LLP.

John Ho

●	Other Public Company Boards

o	None

●	Background

o	Established Landsea Homes in August 2013 and served as its CEO and board member from 2014 until the Business Combination

o	Has served as CEO of the Company since the Business Combination and served as interim Chief Financial Officer of the Company from the Business Combination until December 2021

o	Served as interim Chief Financial Officer of Landsea Homes from January 2019 until the Business Combination

o	Served as Director of Jones Lang LaSalle (“JLL”) from July 2011 to October 2013, and Vice President at JLL from December 2008 to June 2011. During that time, he led the firm in international business development, focused on delivering transactional, consultancy, and other integrated real estate services to businesses investing overseas

o	Served as a director of Landsea Holdings Corporation (“Landsea Holdings”) from 2014 to January 2021

o	Received a bachelor’s degree from the University of Southern California and an MBA from the UCLA Anderson School of Management

Qin (Joanna) Zhou

●	Past Public Company Boards

o	Landsea Green Management Limited (“Landsea Green”)

o	Landsea Green Life Service Company Limited (“Landsea Green Life Service”)

●	Background

o	Served on the Landsea Homes board from 2013 until the Business Combination

o	CEO and director of Landsea Holdings from January 2021 to August 2023, and January 2025 to present

o	Joined Landsea Green in 2002 and served as the regional General Manager in multiple locations, such as Nanjing, Suzhou and Shanghai. Ms. Zhou retired by rotation from Landsea Green effective June 19, 2020, to focus on the business efforts of Landsea Group, the controlling stockholder of Landsea Green

o	Served as Non-Executive director for Landsea Green from January 2015 to August 2016, when she was redesignated as an Executive Director, in which capacity she served until 2020

o	Served as the assistant to the Chairman, General Manager of Shanghai Landsea Architecture Technology Co., Ltd. and general manager of Landsea Architecture Design Institute. Ms. Zhou also served as the Chief Human Resources Officer of Landsea Group, and has served as Chief International Officer and Vice President of Landsea Group since 2015

o	Served as Executive Director and Vice Chairwoman of the Board of Landsea Green Life Service from July 2021 to March 2024

o	Received an Executive MBA from China Europe International Business School and an MBA from Nanjing University

Elias Farhat

●	Past Public Company Boards

o	LF Capital Acquisition Corp (“LFAC”)

o	LF Capital Acquisition Corp II

●	Background

o	Served on the LFAC board from 2017 until the Business Combination

o	Served as President of Andesite Advisors, Inc., an advisory firm, since November 2021

o	Served as Executive Chairman and Chief Executive Officer of LF Capital Acquisition Corp II, a special purpose acquisition company, from November 2021 to November 2023

o	Served as Chief Strategy Officer for Candriam, an asset management company with over $170 billion under management from October 2016 to October 2021

o	Former member of Candriam’s Group Strategy Committee and Executive Committee

o	Partner of Capital E, a private equity and real estate firm, from 2003 to 2016 and held several board and advisory positions at portfolio companies with ties to Capital E

o	In 2003, founded Velocity Advisors, a private equity advisory firm which sourced and structured transactions on behalf of institutional investors, and served as Managing Partner from 2003 to 2016

o	Vice President and Partner at Bain & Company from 1990 to 2002, where he spent 12 years as a management consultant across Europe, the U.S. and Latin America and has advised boards, CEOs and senior management of Fortune 1000 companies as well as several buyout funds on a broad range of strategic, operational, financial and organizational issues

o	Led Bain’s Private Equity Group activities in the Southern US region and was involved in its Investment Committee

o	Previously served as a director of Huron Inc. and CBI, Inc.

o	Graduate of Ecole Supérieure des Sciences Economiques et Commerciales (ESSEC) in Paris

Mollie Fadule

●	Other Public Company Boards

o	None

●	Background

o	Has served as Chief Financial and Investment Officer at JPI, a developer, builder and investment manager, since 2021

▪	Led the successful acquisition of JPI’s platform by Sumitomo Forestry (TYO: 1911) in November 2023

▪	Spear-headed strategic transactions totaling over $3 billion in deal volume

▪	2023 NMHC 8th largest developer and #1 fastest growing developer in the US

o	Founder and Partner of Cephas Partners, a private equity firm formed in 2012 that specializes in alternative investments with a primary focus on real estate opportunities

o	Prior to joining Cephas Partners in 2012, served as Vice President at Bank of America Merrill Lynch in the Real Estate Principal Investments group in New York, from May 2006 to December 2011

o	Since 2015 has invested in and advised multiple companies bringing new technologies to the real estate and construction industries

o	Previously served on the Global CREW Network board, serving over 11,000 women in commercial real estate

o	Currently serves as a director on the boards of directors of private companies, including: Pallet, a Social Purpose Corporation focused on portable shelter systems, and NavigatorCRE

o	2024 Globe St. Woman of Influence

o	NAIOP National Developing Leader Award

o	BisNow Seattle Power Woman

o	Puget Sound Business Journal’s 40 under 40

o	AEC Innovator

o	Received a Bachelor’s degree in history and science from Harvard University

Rajinder Singh

●	Other Public Company Boards

o	None

●	Background

o	Served as Founder and Managing Partner of SCA Partners LLC, an advisory and consulting firm, since 2023

o	Served as a director of BM Technologies, Inc., a financial technology company, from January 2023 to March 2023

o	Served as Co-Chief Executive Officer of BM Technologies, Inc. from March 2023 to August 2023

o	Held several positions with Raymond James & Associates, Inc. from 2002 to January 2023

o	Received a BS in Accounting from Rutgers University and an MBA from the University of North Carolina at Chapel Hill

Susan Lattmann

●	Other Public Company Boards

o	Aterian, Inc.

o	Superior Group of Companies

●	Background

o	Has served as Chief Financial Officer for The Row, an international privately held luxury apparel retailer, since August 2021

o	Previously, worked for Bed Bath & Beyond Inc., an American chain of domestic merchandise retail stores, for more than 23 years where she held several roles, including Chief Administrative Officer from May 2018 to December 2019; Chief Financial Officer and Treasurer from February 2014 to May 2018, and leading many areas including finance, merchandising operations, real estate, and information technology

o	Began professional career at Arthur Andersen LLP, and held progressive roles including Audit Manager during her tenure, auditing public and private companies in the consumer products, gaming and financial industries

o	Currently serves as a director on the board of directors of Aterian, Inc. the Superior Group of Companies, Farmer Focus, and ARCTRUST III

o	Received a B.S. in Business Administration, magna cum laude, from Bucknell University, is a member of the National Association of Corporate Directors, holds a Private Company Governance Certification from the Private Directors Association, and is a Certified Public Accountant

Thomas Hartfield

●	Other Public Company Boards

o	None

●	Background

o	Served on the Landsea Homes board from 2017 until the Business Combination

o	Served as a senior advisor at Annascaul Advisors LLC, a registered broker-dealer, in New York from 2006 to 2010, when he retired

o	Served as managing director of the Homebuilding and Building Products Group at the global investment bank Houlihan Lokey Howard & Zukin from 2002 to 2006

o	Served as a managing director and partner at investment bank Dillon Read & Co. and its successor firm, UBS AG, from 1982 to 2001, where he was a senior member of the Homebuilding and Building Products Group and headed the Private Financing Group. His clients included Meritage Homes, Ryland Homes, KB Homes and Highland Homes. At UBS, he started the Private Equity Group

o	Received a B.S. from the University of Oregon and an MBA from Leonard N. Stern School of Business at New York University

Information About Our Executive Officers

Below is a list of our executive officers and their respective ages and a brief account of the business experience of each of them.

Name	Age	Position
John Ho	42	Chief Executive Officer; Director
Michael Forsum	63	President; Chief Operating Officer
C. Kelly Rentzel	50	General Counsel
Christopher Porter	59	Chief Financial Officer

John Ho’s biographical information can be found with the other director biographies in the “Directors and Executive Officers” section.

Michael Forsum served as the Chief Operating Officer of Landsea Homes from August 2016 until the Business Combination, and he has since served as our President and Chief Operating Officer. Prior to joining Landsea Homes, Mr. Forsum spent nearly 30 years in the homebuilding industry as a senior level executive and worked from 2009 to 2016 in private equity as a partner specializing in residential real estate investing for Starwood Land Ventures, a wholly-owned subsidiary of Starwood Capital Group Global, a private investment firm. During his homebuilding career, Mr. Forsum led homebuilding operations at KB Homes from 1985 to 1993. Mr. Forsum also served as a Division President of Ryland Homes from 1994 to 2001. Later, as Taylor Woodrow/Morrison’s West Region President, Mr. Forsum was responsible for overseeing multiple operating divisions in California, Arizona, Nevada, and Colorado from 2001 to 2008. Mr. Forsum also served on Taylor Woodrow/Morrison’s North American Leadership team, which set strategic direction and established company governance and procedures, from 2000 to 2008. During Mr. Forsum’s homebuilding tenure, he was associated with the acquisition, planning and development of nearly 25,000 home sites, and the building of over 20,000 homes. In 2008, Mr. Forsum co-founded Starwood Land Ventures, an affiliated company of Starwood Capital Group Global, a private equity firm specializing in real estate, which he left in 2016. Mr. Forsum is on the National Board of Directors for HomeAid America and received a bachelor’s degree from Arizona State University.

C. Kelly Rentzel has served as our General Counsel and Secretary since January 2024. Prior to joining the Company, Ms. Rentzel served as Executive Vice President, General Counsel, and Secretary at First Foundation Inc., a financial services company with two wholly-owned operating subsidiaries, First Foundation Advisors and First Foundation Bank, from 2021 to 2023. Before joining First Foundation, Ms. Rentzel served as Executive Vice President, General Counsel, and Secretary for Texas Capital Bank, a publicly-traded financial institution, from 2016 to 2021; she became its first in-house lawyer in 2012 and ultimately built an in-house team of six attorneys. Ms. Rentzel began her legal career at Baker Botts LLP, spending five years in private practice before serving six years as a staff attorney and then law clerk at the United States District Court for the Northern District of Texas. Ms. Rentzel received a bachelor’s degree from Rice University and earned her Juris Doctorate from the Dedman School of Law at Southern Methodist University.

Christopher Porter has served as our Chief Financial Officer since December 2021. He has over 30 years of diverse experience in corporate finance in both public and private equity settings across multiple industries, including all major commercial real estate sectors, senior housing, defense contracting, and banking/finance. Prior to joining the Company, he founded and served as the Managing Member of Cubed One Advisors, LLC, a financial services and accounting advisory consulting company from April 2021 to November 2021. In 2013, Mr. Porter co-founded, and through March 2021 served as President and Chief Financial Officer of, Silverstone Healthcare Company, a senior housing real estate development company, and was instrumental in growing it to nine luxury developments and successfully raising approximately $1 billion in debt and equity. During his tenure he also oversaw all accounting, reporting, finance, human resources, liquidity, and asset management functions. Prior to Silverstone, Mr. Porter was Vice President and Treasurer of Dyn-Corp International, responsible for its global Treasury, Risk Management, Liquidity, and Investor Relations. Mr. Porter spent the previous 10 years at Crescent Real Estate Equities, ending with the role of Managing Director, in which capacity he was in charge of Capital Markets, Risk Management, and Treasury. Mr. Porter received a bachelor’s degree from the University of Texas at Austin and an MBA from the University of North Texas.

CORPORATE GOVERNANCE

Business Combination and Corporate Structure

As previously disclosed, on January 7, 2021 (the “Closing Date”), the Company, formerly known as LF Capital Acquisition Corp., consummated the Business Combination pursuant to which (i) we acquired, directly and indirectly, 100% of the stock of Landsea Homes, which was a private operating company prior to the Business Combination; (ii) Landsea Holdings, obtained approximately 71% of our common stock; and (iii) we ceased to be a special purpose acquisition company and changed our name from LF Capital Acquisition Corp. to Landsea Homes Corporation. We refer to the Company prior to the Business Combination as “LFAC” and to the private operating company prior to the Business Combination as “Landsea Homes.”

On the Closing Date, we and Landsea Holdings entered into a stockholder’s agreement, which was amended and restated on April 30, 2024 (as amended and restated, the “Stockholder’s Agreement”), whereby, among other things, the parties agreed to certain rights and obligations of the Company and Landsea Holdings with respect to the Company’s corporate governance. Landsea Holdings currently holds approximately 16.9% of our common stock. Landsea Green indirectly owns 100% of Landsea Holdings. See “Certain Relationships and Related Party Transactions—Related Party Transactions—Stockholder’s Agreement” on page 27 for additional information.

Board Composition and the Stockholder’s Agreement

The Stockholder’s Agreement provides that the authorized number of directors for our Board be no more than eleven and no less than five. In connection with Ms. Susan Lattmann’s appointment as a director in January 2025, the size of the Board was increased from seven to eight directors. Effective upon Thomas Hartfield’s departure at the 2025 Annual Meeting of Stockholders, the Board will decrease from eight to seven directors.

As a result of meeting the highest ownership threshold in the original stockholder’s agreement, Landsea Holdings initially had the right to nominate seven directors to serve on the Board, two of whom had to satisfy the independent director requirements under Nasdaq rules. Landsea Holdings designated Messrs. John Ho, Bruce Frank and Thomas Hartfield and Ms. Qin Zhou, each of whom continues to serve on the Board (and each of whom, other than Mr. Hartfield, is standing for re-election at the 2025 Annual Meeting of Stockholders), Mr. Martin Tian, who served on the Board until October 2024, Mr. Tim Chang, who served on the Board until June 2022, and Mr. Robert Miller, who served on the Board until June 2023, to serve as directors following the closing of the Business Combination on January 7, 2021. On December 9, 2024, the Board appointed Mr. Rajinder Singh as a director pursuant to Landsea Holdings’ director appointment rights under the Stockholder’s Agreement.

The Stockholder’s Agreement provides that, for so long as Landsea Holdings and its affiliates own at least 6% of our common stock, Landsea Holdings will have the right to designate the percentage of the total number of directors on our Board as would be equal to the percentage of our common stock then held by Landsea Holdings (provided that Landsea Holdings’ designees shall represent 75% of the total number of directors when Landsea Holdings owns at least a majority of our common stock), subject to certain requirements regarding such designees’ independence. On March 8, 2024, Landsea Holdings ceased to own a majority of our common stock. As of the date hereof, Landsea Holdings owns 16.9% of our outstanding common stock, and is entitled to designate two directors to our Board. The original Stockholder’s Agreement also provided that the Company initially designate Mr. Tian as Chairman of the Board. Following Mr. Tian’s resignation from the Board in October 2024, Mr. Frank was appointed Chairman of the Board.

The Stockholder’s Agreement also provides that the Board establish and maintain: (i) a compensation committee; (ii) a nominating and governance committee; and (iii) an audit committee, each of which must comply with Nasdaq rules applicable to such a committee. For more information on our Board committees and their composition, see “—Board Committees” on page 9 for more information.

For so long as Landsea Holdings and its affiliates own at least 15% of our common stock, each of the standing committees will include at least one director designee (or more than one, at Landsea Holdings’ discretion, if Landsea Holdings is entitled to designate more than one director designee), subject to applicable Nasdaq rules.

Director Independence

Our Corporate Governance Guidelines define an “independent” director consistent with the Nasdaq definition of independence. Under our Corporate Governance Guidelines and Nasdaq listing standards, a director is not independent unless the Board affirmatively determines that such director does not have a direct or indirect material relationship with us or any of our subsidiaries. Members of the Audit Committee and Compensation Committee are subject to the additional independence requirements of applicable SEC rules and Nasdaq listing standards.

Our Board has determined that each of Mmes. Mollie Fadule and Susan Lattmann and Messrs. Bruce Frank, Thomas Hartfield, and Elias Farhat is independent within the meaning of Nasdaq Listing Rule 5605(a)(2). In making these independence determinations, our Board has reviewed and discussed information provided by the directors to us with regard to each director’s business and personal activities and relationships as they may relate to us and our management. See “Certain Relationships and Related Party Transactions—Related Party Transactions” on page 27 for additional information.

Under the Nasdaq listing rules and applicable SEC rules, we are required to have an audit committee of at least three members, all of whom must be independent. In addition to determining whether each director satisfies the director independence requirements set forth in the Nasdaq listing rules, in the case of members of the Audit Committee, our Board has also made an affirmative determination that each of the current members of the Audit Committee, Messrs. Frank and Farhat and Ms. Fadule, satisfy separate independence requirements under the SEC rules for such members.

The Compensation Committee is composed of four directors, with all directors meeting Nasdaq independence requirements, and otherwise meets Nasdaq compensation committee composition requirements. Additionally, each member of the Compensation Committee qualifies as a “non-employee director” for purposes of Rule 16b-3 under the Securities Exchange Act of 1934 (as amended, the “Exchange Act”). The Nominating and Corporate Governance Committee is composed of four directors, with all directors meeting Nasdaq independence requirements.

Prior to March 8, 2024, we qualified as a “controlled company” under Nasdaq listing rules. As a “controlled company,” we were not required to have a compensation committee composed entirely of independent directors or to have our director nominees selected, or recommended for the Board’s selection, by independent directors constituting a majority of the Board’s’ independent directors in a vote in which only independent directors participate, or a nominations committee comprised solely of independent directors. As of March 8, 2024, we are no longer a “controlled company,” and each member of the Compensation Committee and the Nominating and Corporate Governance Committee was required to satisfy Nasdaq’s independence requirements, subject to a one-year transition period. We have met such requirements in accordance with the transition periods for a former “controlled company.”

Director Nominations

There have been no material changes to the procedures by which stockholders may recommend nominees to the Board.

Board Committees

Our Board has five standing committees: an Audit Committee, a Compensation Committee, a Nominating and Governance Committee, an Executive Land Committee, and an ESG Committee. Current committee membership is set forth below.

AUDIT COMMITTEE
MEMBERS	PRINCIPAL RESPONSIBILITIES:
Mollie Fadule (Chair) Bruce Frank Elias Farhat

The primary role of the Audit Committee is to exercise primary financial oversight on behalf of the Board. The Company’s management team is responsible for preparing financial statements, and the Company’s independent registered public accounting firm is responsible for auditing those financial statements.

We have adopted a committee charter that details the principal functions of the Audit Committee, including:

•       the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

•       obtaining and reviewing a report, at least annually, from the independent auditors describing (i) the independent auditors’ internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the independent auditor and any steps taken to deal with such issues;

•        pre-approving all audit and permissible non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

•        reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

•        reviewing and discussing with management and the independent auditor our annual audited and quarterly financial statements, including management’s discussion and analysis of financial condition and operations and the independent auditor’s reports related to the financial statements;

•        receiving reports from management and the independent auditors on, and review and discuss the adequacy and effectiveness of, our internal controls and disclosure controls;

•        overseeing the Company’s data privacy and cybersecurity risk management and mitigation program, including overseeing and periodically reviewing the Company’s Incident Response Plan;

•        establishing hiring policies for employees and former employees of the independent auditors;

•        establishing and overseeing procedures for handling reports of potential misconduct;

•       establishing and periodically reviewing policies and procedures for the review, approval and ratification of related person transactions, as defined in applicable SEC rules, reviewing related person transactions, and overseeing other related person transactions governed by applicable accounting standards; and

•        annually evaluating the performance of the Audit Committee and assessing the adequacy of the Audit Committee’s charter.

Under the Nasdaq listing rules and applicable SEC rules, we are required to have an audit committee of at least three members, each of whom must be independent. Each member of the Audit Committee is financially literate, and our Board has determined that Mr. Frank, an independent director as defined under the Nasdaq listing rules, qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

The Audit Committee has established and oversees procedures for handling reports of potential misconduct, and whereby complaints or concerns regarding accounting, internal accounting controls, auditing or federal securities law matters may be submitted anonymously to the Audit Committee. The Audit Committee has the authority to retain counsel and other advisers as it determines appropriate to assist in performance of its functions at our expense.

COMPENSATION COMMITTEE
MEMBERS	PRINCIPAL RESPONSIBILITIES:
Thomas Hartfield (Co-Chair) Susan Lattmann (Co-Chair) Bruce Frank Elias Farhat

The Compensation Committee is responsible for approving, or recommending to the Board for approval, the compensation payable to the executive officers of the Company and administering the Company’s equity compensation plans.

The Compensation Committee acts on behalf of and in conjunction with the Board to establish or recommend the compensation of our executive officers and to provide oversight of our overall compensation philosophy, policies and programs.

We have adopted a committee charter that details the principal functions of the Compensation Committee, including:

•        reviewing and approving on an annual basis the corporate goals and objectives relevant to our CEO’s compensation, evaluating our CEO’s performance in light of such goals and objectives, and recommending to the Board for approval the compensation of our CEO based on such evaluation;

•        overseeing the evaluation of executive officers other than the Chief Executive Officer and reviewing and recommending to the Board for approval on an annual basis the compensation of such other executive officers;

•        administering and making recommendation to the Board with respect to our incentive compensation and equity-based remuneration plans that are subject to Board approval;

•        approving and amending or modifying the terms of other compensation and benefit plans;

•        reviewing and recommending to the Board for approval employment and severance arrangements for our executive officers;

•        assisting management in complying with our proxy statement and annual report disclosure requirements, and overseeing preparation of the compensation committee report when required by SEC rules for inclusion in our annual report and proxy statement;

•        overseeing the administration of the Company’s clawback policy, and reviewing and recommending changes in the policy to the Board from time to time as appropriate;

•        reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors; and

•        annually evaluating the performance of the Compensation Committee and assessing the adequacy of the Compensation Committee’s charter.

The Compensation Committee may delegate its duties and responsibilities to one or more subcommittees, consisting of not less than two members of the Compensation Committee, as it determines appropriate.

The Compensation Committee is composed of four directors, with all directors meeting Nasdaq independence requirements, and otherwise meeting Nasdaq compensation committee composition requirements.

Prior to March 8, 2024, we qualified as a “controlled company” under Nasdaq listing rules. As a “controlled company,” we were not required to have a compensation committee composed entirely of independent directors. As we are no longer a “controlled company,” each member of the Compensation Committee is now required to satisfy Nasdaq’s independence requirements, subject to a one-year transition period.

The Compensation Committee has the authority, in its sole discretion, to retain or obtain the advice of a compensation consultant, legal counsel, or other advisers, at our expense, and are directly responsible for the appointment, compensation, and oversight of the work of any such advisers. However, before engaging or receiving advice from a compensation consultant, external legal counsel, or any other adviser, the Compensation Committee considers the independence of each such adviser, including the factors required by Nasdaq and the SEC.

The Compensation Committee has engaged Pearl Meyer as its compensation consultant. Pearl Meyer did not provide any other services to the Company or management, and Pearl Meyer only received fees from the Company for the services it provided to the Compensation Committee. The Compensation Committee evaluated Pearl Meyer’s independence under the applicable Nasdaq and SEC standards and concluded that Pearl Meyer was independent of the Company and that its services raised no conflicts of interest. The Company’s Chief Executive Officer and President/Chief Operating Officer were invited to participate in discussions regarding the 2024 compensation program and to give their recommendations.

NOMINATING AND GOVERNANCE COMMITTEE
MEMBERS	PRINCIPAL RESPONSIBILITIES:
Bruce Frank (Chair) Thomas Hartfield Mollie Fadule Susan Lattmann

The Nominating and Governance Committee assists the Board by identifying and recommending individuals qualified to become members of the Board. The Nominating and Governance Committee is responsible for evaluating the composition, size, and governance of the Board and its committees and making recommendations regarding future planning and the appointment of directors to the committees, establishing procedures for considering stockholder nominees to the Board, reviewing the corporate governance principles, and making recommendations to the Board regarding possible changes; and overseeing and monitoring compliance with our Code of Business Conduct and Ethics.

We have adopted a committee charter, which details the purpose and responsibilities of the Nominating and Governance Committee, including:

•        reviewing and recommending to the Board the skills, experience, characteristics, and other criteria for identifying and evaluating directors;

•        identifying, reviewing the qualifications of, and recruiting individuals qualified to serve as directors, consistent with criteria approved by the Board, and recommending to our Board candidates for nomination for election at the Annual Meeting of Stockholders or to fill vacancies on our Board;

•        developing and recommending to our Board a set of corporate governance guidelines;

•        annually reviewing the Board’s leadership structure and recommending changes to the Board as appropriate, and making recommendations to the independent directors regarding the appointment of the lead independent director;

•        overseeing succession planning for positions held by senior executive officers and reviewing succession planning and management development at least annually with the Board;

•        overseeing the annual self-evaluation of our Board, its committees, and individual directors; and

•        annually evaluating the performance of the Nominating and Governance Committee and assessing the adequacy of the Nominating and Governance Committee’s charter.

The Nominating and Governance Committee is composed of four directors, with all directors meeting Nasdaq independence requirements.

Prior to March 8, 2024, we qualified as a “controlled company” under Nasdaq listing rules. As a “controlled company,” we were not required to have our director nominees selected, or recommended for the Board’s selection, by independent directors constituting a majority of the Board’s independent directors in a vote in which only independent directors participate, or a nominations committee comprised solely of independent directors. As we are no longer a “controlled company,” each member of the Nominating and Governance Committee is now required to satisfy Nasdaq’s independence requirements, subject to a one-year transition period.

The Nominating and Governance Committee has the authority to retain counsel and other advisers as it determines appropriate to assist in performance of its functions at our expense, including any search firm to be used to identify director candidates, and to approve the fees and other retention terms of any such advisers.

EXECUTIVE LAND COMMITTEE
MEMBERS	PRINCIPAL RESPONSIBILITIES:
John Ho (Chair) Thomas Hartfield Elias Farhat Mollie Fadule

The Executive Land Committee reviews and approves certain proposed transactions, including land purchases, borrowings, land sales, and joint ventures.

The Executive Land Committee has the authority to retain advisers as it determines appropriate to advise the committee and can set the terms (including approval of fees and expenses) of all such engagements, and to terminate any such engagements, and the Company will provide for appropriate funding, as determined by the committee, for paying fees to such advisors engaged by the committee.

ESG COMMITTEE
MEMBERS	PRINCIPAL RESPONSIBILITIES:
John Ho (Chair) Thomas Hartfield Elias Farhat Mollie Fadule	The ESG Committee discusses the Company’s current ESG status, sustainability reporting, and utilization of existing operational resources.

Risk Oversight

A core responsibility of the Board is to oversee the Company’s processes for assessing and managing risk. While the Audit Committee has primary responsibility for oversight of the Company’s enterprise risk management, both the Audit Committee and the Board are actively involved in risk oversight, and both receive reports on our risk management activities from our executive management team on a regular basis. Members of both the Audit Committee and the Board also engage in periodic discussions with members of management as they deem appropriate to review and address the proper management of the Company’s risks. In addition, each committee of the Board considers risks associated with its respective area of responsibility.

BOARD
Oversees the Company’s processes for assessing and managing risk
AUDIT COMMITTEE	COMPENSATION COMMITTEE	NOMINATING & GOVERNANCE COMMITTEE
Reviews and discusses the Company’s practices with respect to risk assessment and risk management, and risks related to matters including the Company’s financial statements and financial reporting processes, compliance, business conduct and ethics, and information technology and cybersecurity.	Oversees the assessment of the risks related to the Company’s compensation policies and programs applicable to officers and employees, and reports to the Board on the results of this assessment.	Oversees risks related to corporate governance, including ESG and succession planning regarding the Chief Executive Officer and members of the Board.

MANAGEMENT
Chief Executive Officer, Chief Financial Officer, President and Chief Operating Officer, Chief Accounting Officer, General Counsel, Vice President of Information Technology, and other members of management monitor and implement policies for managing the Company’s risks, including those related to legal, accounting financial and cybersecurity matters, and report periodically on these matters to the Board and its Committees.

Governance Documents

The Audit Committee, Compensation Committee, and Nominating and Governance Committee each operate pursuant to written charters adopted by the Board. These charters, along with the Corporate Governance Guidelines and the Code of Business Conduct and Ethics, are available at the Company’s website and in print to any stockholder who requests a copy. To access these documents from the Company’s website, go to https://ir.landseahomes.com and select “Governance” from the drop-down menu. Requests for a printed copy should be addressed to Corporate Secretary, Landsea Homes Corporation, 1717 E. McKinney Street, Suite 1000, Dallas, TX 75202.

Insider Trading Policy

We have adopted an Insider Trading Policy governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, employees, and the Company itself. We believe our Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations and the Nasdaq listing rules and, among other things, prohibits all directors, officers, and employees, as well as members of such persons’ immediate families and households (other than household employees) and such persons’ controlled entities, from engaging in the following: (a) short-term trading; (b) short sales; and (c) transactions involving publicly traded options or other derivatives, such as trading in puts or calls with respect to Company securities. A copy of the Insider Trading Policy is filed as Exhibit 19.1 to the Form 10-K.

Clawback Policy

In October 2023, we adopted a Clawback Policy, which is intended to comply with the requirements of Nasdaq Rule 5608 adopted by Nasdaq implementing Rule 10D-1 under the Exchange Act. In the event the Company is required to prepare an accounting restatement of the Company’s financial statements due to material non-compliance with any financial reporting requirement under the federal securities laws, the Company will recover, on a reasonably prompt basis, the excess incentive-based compensation received by any covered executive, including our named executive officers, during the prior three fiscal years that exceeds the amount that the executive otherwise would have received had the incentive-based compensation been determined based on the restated financial statements.

Stock Ownership and Retention Guidelines

Certain of our executive officers and directors are expected to acquire and hold during their employment or service on the Board, as applicable, shares of our common stock equal in value to at least (i) five times their respective annual base salary in the case of the Chief Executive Officer and President, (ii) three times their respective annual base salary in the case of the Chief Financial Officer and General Counsel, and (iii) five times the annual Board cash retainer paid to our non-employee directors (excluding any supplemental committee retainers or fees). Such executive officers and directors shall have five years from the later of (i) the date such person first became subject to the stock ownership and retention guidelines (the “Guidelines”), or (ii) April 19, 2021 to meet the target stock ownership requirements.

Until such executive officers or directors attain compliance with the Guidelines, such executive officers or directors will be required to hold 50% of the shares of common stock received from the Incentive Plan and any successor equity plan.

As of December 31, 2024, all of our then-current applicable executive officers and directors were in compliance with the Guidelines or were within the five-year grace period provided under the Guidelines.

Code of Conduct

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act, requires our directors, officers, and persons that own more than 10 percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10 percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based on our review of the copies of such filings and based on written representations, we believe that all reports required to be filed pursuant to Section 16(a) of the Exchange Act with respect to the year ending December 31, 2024 were filed with the SEC on a timely basis, with the exception of C. Kelly Rentzel, our General Counsel, who was late in filing a Form 3 and Form 4 in connection with the March 2024 Offering.

Item 11.	Executive Compensation

We are currently considered a smaller reporting company for purposes of the executive compensation disclosure rules. In accordance with such rules, we are permitted to provide more limited executive compensation disclosures. This section discusses the material elements of compensation awarded to, earned by, or paid to the principal executive officer of the Company and the two next most highly compensated executive officers of the Company. These individuals are referred to as the “Named Executive Officers” or “NEOs.”

Summary Compensation Table

The following table presents information regarding the compensation of our NEOs for services rendered during the fiscal year ended December 31, 2024 (the “2024 Fiscal Year”) and the fiscal year ended December 31, 2023:

Name And Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
John Ho	2024	850,000	75,000	2,026,500	948,000	17,282	3,916,782
Chief Executive Officer	2023	800,000	—	—	1,692,000	20,652	2,512,652
Michael Forsum	2024	850,000	75,000	2,026,500	948,000	13,000	3,912,500
President and Chief Operating Officer	2023	800,000	—	—	1,692,000	14,313	2,506,313
Christopher Porter	2024	490,000	25,000	339,264	292,000	5,912	1,152,176
Chief Financial Officer	2023	470,000	—	299,582	522,000	17,380	1,308,962

_____________

(1)	Amounts in this column represent special bonuses paid under our annual bonus program in respect of the 2024 Fiscal Year. For more information regarding these special bonuses, see “Narrative Disclosure to the Summary Compensation Table-Annual Bonus Program” below.

(2)	Amounts in this column for 2024 represent the grant date fair value computed in accordance with FASB ASC Topic 718 of (i) restricted stock units (“RSUs”) granted to Mr. Ho and Mr. Forsum on May 29, 2024, which have a per RSU grant date fair value of $9.65, (ii) RSUs granted to Mr. Porter on July 30, 2024, which have a per RSU grant date fair value of $12.16, each calculated based on the closing price of the common stock on the date of grant, (iii) performance share units (“PSUs”) granted to Mr. Ho and Mr. Forsum on May 29, 2024, which have a per target PSU grant date fair value of $9.65, and (iv) PSUs granted to Mr. Porter on July 30, 2024, which have a per target PSU grant date fair value of $12.16, each calculated based on the closing price of the common stock on the date of grant, in each case, under the 2020 Stock Incentive Plan (the “Incentive Plan”). Please read Note 14 to our consolidated financial statements in our Form 10-K for a discussion of the assumptions used to determine the FASB ASC Topic 718 value of the RSU and PSU awards and “Narrative Disclosure to the Summary Compensation Table—Long Term Incentive Compensation—2024 Awards” for more details regarding these awards. PSUs are shown based on the probable outcome of the applicable performance conditions. If maximum performance were assumed, the value of the PSUs granted to each of Mr. Ho and Mr. Forsum as of the date of grant would be $2,431,800 and the value of the PSUs granted to Mr. Porter as of the date of grant would be $407,117.

(3)	Amounts in this column represent amounts paid under our annual bonus program for performance in the applicable Fiscal Year. For more information regarding the annual bonus program for 2024 see “Narrative Disclosure to the Summary Compensation Table-Annual Bonus Program” below.

(4)	Amounts in this column include (i) matching contributions under our 401(k) plan made during the 2024 Fiscal Year and (ii) other perquisites and benefits, which include Company payments of automobile leases and automobile allowances, monthly cell phone allowances, gym memberships, and executive physicals through Hoag Executive Health.

Name	Company 401(K) Matching Contributions ($)	Other ($)	Total ($)
John Ho	4,615	12,667	17,282
Michael Forsum	—	13,000	13,000
Christopher Porter	2,712	3,200	5,912

Narrative Disclosure to the Summary Compensation Table

The following is a brief description of the compensation arrangements we have with each of the NEOs and other components of their compensation during the 2024 Fiscal Year. The Board makes decisions regarding executive compensation based on recommendations given by the Compensation Committee, which are developed based on the advice and guidance provided by Pearl Meyer, the Compensation Committee’s independent compensation consultant. The goal of the Company’s executive compensation program is to be competitive in order to attract and retain our executive officers while linking a significant portion of cash compensation to performance objectives and providing a portion of executive compensation as long-term incentive compensation in the form of equity awards.

Base Salaries

Base salary is a fixed element within a total compensation package intended to attract and retain the talent necessary to successfully manage our business and execute our business strategies. Base salaries for our NEOs are established based on the scope of their responsibilities, considering relevant experience, internal pay equity, tenure, and other factors deemed relevant. Effective January 1, 2024, the Board approved, upon recommendation by the Compensation Committee, the following base salary changes:

Name	2023 Base Salary	2024 Base Salary
John Ho	$800,000	$850,000
Michael Forsum	$800,000	$850,000
Christopher Porter	$470,000	$490,000

Annual Bonus Program

For the 2024 Fiscal Year, each NEO participated in our Executive Cash Incentive Plan, pursuant to which the Company established the annual bonus program for 2024. Under the annual bonus program for 2024, each NEO was eligible to receive a cash bonus payment based on the Company’s performance. The Board, upon recommendation of the Compensation Committee, established 2024 target annual bonus levels for each NEO, as set forth below:

Name	2024 Target Annual Bonus
John Ho	$1,200,000
Michael Forsum	$1,200,000
Christopher Porter	$370,000

Under the 2024 annual bonus program, payment of annual bonuses to the NEOs was based on achievement of revenue and adjusted earnings per share (“EPS”) performance targets. The Board and the Compensation Committee selected these measures as those that best align executive performance with the Company’s business objectives and goals. The table below sets forth the threshold, target and maximum performance goals, the Company’s achievement against those performance goals, and the resulting total payout percentage under the 2024 annual bonus program.

Performance Measure	Weighting	Threshold (50% Payout)	Target (100% Payout)	Maximum (200% Payout)	Actual Results	Weighted Payout Percentage
Revenue(1)	50%	$ 1,148.4 million	$ 1,531.2 million	$ 1,914 million	$ 1,550.337 million	54%
Adjusted EPS(2)	50%	$1.14	$1.52	$1.91	$1.14	25%
Total Payout Percentage:						79%

_____________

(1)	Revenue means the Company’s total revenue, calculated in accordance with U.S. GAAP.

(2)	Adjusted EPS means (i) the Company’s net income, calculated in accordance with U.S. GAAP, adjusted to exclude the effects of related party interest that was pushed down by our parent company, purchase accounting adjustments for acquired work in process inventory related to business combinations, the impact from our unconsolidated joint ventures, loss on debt modification, and real estate inventories impairment and abandoned project costs, and tax-effected using a blended statutory tax rate, divided by (ii) the diluted weighted average shares of common stock outstanding (36,409,560).

In addition to achieving the performance goals under the 2024 annual bonus program as set forth above, the NEOs successfully navigated significant challenges which resulted in additional time and financial resources spent on legal, regulatory, and capital markets matters and which had a material impact on Adjusted EPS. The Compensation Committee therefore took into account these extraordinary non-recurring costs in determining total bonus payments to ensure a more accurate assessment of the NEOs’ performance. As a result, the Company paid the following annual bonus payments and special bonus payments to the NEOs for the 2024 Fiscal Year:

Name	2024 Annual Bonus	2024 Special Bonus
John Ho	$948,000	$75,000
Michael Forsum	$948,000	$75,000
Christopher Porter	$292,000	$25,000

Long Term Incentive Compensation

The Company maintains the Incentive Plan, pursuant to which the Company may grant RSUs, PSUs, and other equity-based awards.

2024 Awards

On May 29, 2024, the Board, upon recommendation by the Compensation Committee, approved annual equity awards for Mr. Ho and Mr. Forsum consisting of RSUs and PSUs. On July 30, 2024, the Board, upon recommendation by the Compensation Committee, approved annual equity awards for Mr. Porter consisting of RSUs and PSUs. Mr. Ho’s, Mr. Forsum’s, and Mr. Porter’s 2024 RSUs, representing 40% of their target awards, vest ratably over three years. The PSUs, representing 60% of their target awards, may vest from 0% to 200% of the target PSUs based upon the level of achievement of the applicable performance metrics over a three-year performance period, as further described below.

The table below sets forth the number of RSUs and PSUs granted to Mr. Ho, Mr. Forsum, and Mr. Porter:

Name	Number of RSUS	Target Number of PSUS
John Ho	84,000	126,000
Michael Forsum	84,000	126,000
Chris Porter	11,160	16,740

The 2024 PSUs provide for the opportunity to earn up to 200% of the target amount based on the Company’s performance over a performance period beginning January 1, 2024 and ending December 31, 2026. These PSUs become earned 41.7% based on the Company’s cumulative revenue and 58.3% based on the Company’s average adjusted return on equity (“ROE”), in each case, measured over the three-year performance period, subject to achievement of threshold performance levels (which result in a 50% payout). Achievement of target performance levels results in a 100% payout, and achievement of maximum performance levels results in a 200% payout. Any earned PSUs will be settled in shares of our common stock.

Selection of Cumulative Revenue and Average Adjusted ROE

The Company’s long-term incentive compensation is intended to align the interests of our NEOs with our shareholders by emphasizing pay for performance. The performance measures selected for Mr. Ho’s, Mr. Forsum’s, and Mr. Porter’s PSUs were carefully considered by the Compensation Committee given the Company’s emphasis on prioritizing growth, financial stability and pursuit of long-term shareholder value, and are generally consistent with the performance measures used for Messrs. Ho and Forsum’s five-year PSUs granted in 2022 and Mr. Porter’s three-year PSUs granted in 2022 and 2023. In selecting such measures, the Compensation Committee determined that the most important measures of the Company’s long-term success were cumulative revenue, which is the most consistent measurement of growth over time, and average adjusted ROE, which is an important measurement tool to ensure management is an efficient user of shareholder capital.

Vesting of Previously Granted PSUs

Each of Messrs. Ho, Forsum, and Porter were previously granted PSUs in 2022, a portion of which for Messrs. Ho and Forsum (Tranche 1), and all of which for Mr. Porter, were eligible to become earned based on the Company’s Cumulative Revenue and Average ROE during the portion of the performance period beginning January 1, 2022, and ending December 31, 2024. The table below sets forth the performance goals applicable to the 2022 PSUs, and the Company’s performance thereunder.

Performance Measure	Weighting	Threshold (50% Payout)	Target (100% Payout)	Maximum (200% Payout)	Over-Achievement (400% Payout)	Actual Results	Weighted Payout Percentage
Cumulative Revenue(1)	50%	$ 4,205.94 million	$ 5,607.92 million	$ 7,009.90 million	$ 8,411.88 million	$ 4,206.8 million	25%
Average ROE(2)	50%	13.13%	17.50%	21.88%	26.25%	6.27%	0%
Total Payout Percentage:							0%

_____________

(1)	Cumulative Revenue means the sum of the Revenue for each fiscal year during the performance period. Revenue means the Company’s total revenue, calculated in accordance with U.S. GAAP.

(2)	Average ROE means the average of the Company’s Annual ROE for each fiscal year during the performance period. Annual ROE means, with respect to a fiscal year, (i) the Company’s net income (loss), calculated in accordance with GAAP, divided by total stockholders’ equity, calculated in accordance with GAAP.

In light of these results, the Board certified achievement of Tranche 1 of the 2022 PSUs held by each of Messrs. Ho and Forsum, and of all the 2022 PSUs held by Mr. Porter, at 0% of target.

Employment Arrangements with the NEOs

Mr. Porter is party to an employment agreement that provided for an initial term which ended on December 31, 2023. Pursuant to Mr. Porter’s agreement, the agreement will automatically renew for successive one-year terms following the expiration of the initial term unless either party gives written notice of non-extension to the other party; thus, such agreement has been automatically renewed for a successive one-year term ending on December 31, 2025. On May 29, 2024, Messrs. Ho and Forsum entered into amended and restated employment agreements with the Company, each retroactively effective to January 1, 2024, that provide for an initial term of three years with automatic one-year renewals unless either party gives written notice of non-extension to the other party. The NEOs’ employment agreements generally provide for an annual base salary, eligibility to participate in the annual bonus plan and eligibility to participate in benefit plans.

Under the employment agreements, each NEO is eligible to receive severance benefits upon certain terminations of employment, as described under “Additional Narrative Disclosure—Potential Payments Upon Termination or Change in Control-Employment Agreements.” The employment agreements also include customary confidentiality covenants.

Outstanding Equity Awards at Fiscal Year-End

The following table reflects information regarding outstanding unvested RSUs and PSUs granted under the Incentive Plan held by each NEO as of December 31, 2024.

	Stock Awards
Name	Number Of Shares Of Units Of Stock That Have Not Vested (#)	Market Value Of Shares Or Units Of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number Of Unearned Shares, Units Or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market Or Payout Value Of Unearned Shares, Units Or Other Rights That Have Not Vested ($)(1)
John Ho
2021 RSUs(2)	62,154	527,687
2022 PSUs(3)			250,000	2,122,500
2024 RSUs(7)	84,000	713,160
2024 PSUs(8)			63,000	534,870
Michael Forsum
2021 RSUs(2)	62,154	527,687
2022 PSUs(3)			250,000	2,122,500
2024 RSUs(7)	84,000	713,160
2024 PSUs(8)			63,000	534,870
Christopher Porter
2022 RSUs(4)	4,673	39,674
2022 PSUs(10)			10,514	89,264
2023 RSUs(5)	8,356	70,942
2023 PSUs(6)			9,401	79,814
2024 RSUs(9)	11,160	94,748
2024 PSUs(8)			8,370	71,061

_____________

(1)	Amounts in these columns reflect the value of outstanding RSUs or PSUs as of December 31, 2024, based on a per share price of $8.49, the closing price of the common stock on December 31, 2024, the last trading day of the 2024 Fiscal Year.

(2)	These RSUs vested on March 15, 2025.

(3)	Represents the threshold number of PSUs originally granted in 2022 which will be eligible to become earned as follows: between 0% and 400% of target based on the Company’s cumulative revenue and average ROE performance one-half during the three-year performance period ended December 31, 2024 and one-half during the five-year performance period ending December 31, 2026. The first half vested at 0% of target during 2025.

(4)	These RSUs vested on April 6, 2025.

(5)	These RSUs vested as to one-half on April 6, 2025 and will vest as to the remaining one-half on April 6, 2026.

(6)	Represents the target number of PSUs granted in 2023 which will be eligible to become earned between 0% and 200% of target based on the Company’s cumulative revenue and average adjusted ROE performance during the three-year performance period ending December 31, 2025.

(7) These RSUs will vest as to one-third on each of May 29, 2025, May 29, 2026, and May 29, 2027.

(8) Represents the threshold number of PSUs granted in 2024 which will be eligible to become earned between 0% and 200% of target based on the Company’s cumulative revenue and average adjusted ROE performance during the three-year performance period ending December 31, 2026.

(9) These RSUs will vest as to one-third on each of July 30, 2025, July 30, 2026, and July 30, 2027.

(10)	Represents the threshold number of PSUs originally granted in 2022 which vested at 0% of target during 2025 based on the Company’s cumulative revenue and average ROE performance during the three-year performance period ending December 31, 2024.

Additional Narrative Disclosure

Retirement Benefits

Other than benefits under the Company’s 401(k) plan, we do not provide the NEOs with any retirement benefits. Under the Company’s 401(k) plan, employees, including the NEOs, are allowed to contribute portions of their eligible compensation to a tax qualified retirement account. Currently, we provide discretionary matching contributions equal to 100% of the first 3% of employees’ eligible compensation contributed to the plan. Employees generally become vested in 20% of the matching contributions made to their tax-qualified retirement account per year.

Potential Payments Upon Termination or Change in Control

Incentive Plan Award Agreements

In the event of the NEO’s death or disability, the RSUs granted under the Incentive Plan will become fully vested, and the PSUs granted under the Incentive Plan, with respect to any incomplete performance period, will become fully vested and earned based on the target performance level.

In the event of an NEO’s involuntary termination without cause (and not as a result of death or disability) or a resignation for good reason, subject to execution and nonrevocation of a general release of claims, the RSUs granted under the Incentive Plan will become fully vested, and the PSUs granted under the Incentive Plan will remain outstanding and eligible to be earned based on actual achievement of the applicable performance measures.

Employment Agreements

The employment agreements with Messrs. Ho, Forsum and Porter provide for certain severance benefits upon the NEO’s involuntary termination without cause (and not as a result of death or disability) or a resignation for good reason, which are each referred to as a “Covered Termination”:

In the event of a Covered Termination at any time other than on a change of control or during the 24-month period following a change in control, each NEO is eligible to receive (i) a lump sum cash amount equal to 2.0x (or, for Mr. Porter, 1.0x) the sum of the NEO’s base salary and target annual bonus, (ii) a pro-rata portion of the NEO’s annual bonus for the year of termination based on actual performance, (iii) payment of or reimbursement for premiums to continue health coverage for 24 months (unless the NEO becomes eligible for coverage under another employer’s plan, at which time the reimbursements will cease), and (iv) full acceleration of any outstanding equity awards, with performance-based awards determined based on the terms of the applicable award agreement or, if the award agreement does not specify, based on the target level of performance.

In the event of a Covered Termination on a change of control or during the 24-month period following a change in control, each NEO is eligible to receive, in lieu of the benefits described in clause (i) above, a lump sum cash amount equal to 2.5x (or, for Mr. Porter, 2.0x) the sum of the NEO’s base salary and target annual bonus. Each NEO is also eligible to receive the benefits described in clauses (ii)-(iv) above.

Additionally, in the event of an NEO’s death or disability, each NEO (or the NEO’s beneficiary or estate) is eligible to receive a pro-rata portion of the NEO’s target bonus for the year of termination and full acceleration of any outstanding equity awards, with performance-based awards determined based on the terms of the applicable award agreement or, if the award agreement does not specify, based on the target level of performance. All severance under the employment agreements is subject to execution of a release of claims. Under the employment agreements:

“Cause” generally means (i) material breach of the NEO’s obligations under any agreement with the Company, (ii) intentional misconduct or material violation of any material written policy, (iii) material breach of any fiduciary duty, or (iv) commission of a felony or crime involving fraud, embezzlement, dishonesty or moral turpitude, subject in the case of clauses (i), (ii) and (iii) to standard notice and cure provisions.

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

“Good Reason” generally includes any of the following arising without the NEO’s prior written consent: (i) material diminution in title, authority, duties or responsibilities, (ii) material reduction in base salary or target bonus, (iii) relocation of the NEO’s principal office by more than 50 miles, or (iv) material breach by the Company of any material provision of the employment agreement, in each case, subject to standard notice and cure provisions.

Grant Practices Specific to Stock Options and Similar Awards

We do not currently grant and have never granted stock options or similar awards to our NEOs; however, we grant options to certain other key employees annually depending on Company performance. The Company typically grants such options in mid-March, shortly (but more than one business day) after the filing of our Annual Report on Form 10-K. We do not currently have a formal grant policy in place for equity-based awards, but the Company does not grant such options in anticipation of the release of material nonpublic information that is likely to result in changes to the price of our common stock. During fiscal year 2024, we did not time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

Director Compensation

Members of our Board who are not employees of the Company received the following compensation under our director compensation program in 2024. The director compensation program also provides each member of the Board with reimbursement for reasonable travel and miscellaneous expenses incurred in attending meetings and activities of the Board and its committees. In 2024, the Board approved the following adjustments to our director compensation policy, effective as of January 1, 2024: (i) a $2,000 increase in the annual cash retainer, (ii) a $10,000 increase in the annual equity grant, and (iii) increases of $2,500, $2,000, and $4,000 in the committee membership retainers for service on the Audit Committee, the Compensation Committee and the Nominating and Governance Committee, respectively. The following table describes our director compensation program for 2024:

Annual Cash Retainer:	$72,000
Committee Chairperson Retainers:
Audit Committee	$25,000
Compensation Committee	$20,000
Nominating and Governance Committee	$20,000
Executive Land Committee	$10,000
Committee Membership Retainers:
Audit Committee	$12,500
Compensation Committee	$10,000
Nominating and Governance Committee	$10,000
Executive Land Committee	$5,000
ESG Committee	$5,000
Lead Director Retainer:	$25,000
Chairman Retainer:	$200,000
Target Value of Annual Equity Grant (RSUs):	$125,000

In accordance with the terms of the director compensation program, each member of our Board (other than Mr. Tian) who is not an employee of the Company received a grant of 13,144 RSUs on June 17, 2024 under the Incentive Plan, which will vest in connection with the 2025 Annual Meeting of Stockholders.

The following table presents information regarding compensation paid to the Company’s directors during the 2024 Fiscal Year:

Name	Fees Earned or Paid In Cash ($)	Stock Awards ($)(1)	Total ($)
Elias Farhat	91,694	125,657	217,351
Mollie Fadule	96,694	125,657	222,351
Bruce Frank(2)	171,167	125,657	296,824
Thomas Hartfield	107,000	125,657	232,657
Rajinder Singh(3)	4,452	61,087	65,539
Martin Tian(3)	166,667	—	166,667
Joanna Zhou	98,972	125,657	224,629

_____________

(1)	Amounts in this column represent the aggregate grant date fair value of RSUs granted during the 2024 Fiscal Year, calculated in accordance with FASB ASC Topic 718 based on the closing price of the common stock on the applicable date of grant: $9.56 for the RSUs granted on June 17, 2024 and $8.54 for the RSUs granted on December 30, 2024. As of December 31, 2024, each of the non-employee directors (other than Mr. Tian and Mr. Singh) held 13,144 unvested RSUs. Mr. Singh held 7,153 unvested RSUs and Mr. Tian did not hold any unvested RSUs.

(2)	Mr. Frank was appointed Chairman of the Board in September 2024. Thus, his compensation amount was pro-rated for his partial year of service as Chairman.

(3)	Mr. Tian served on our Board until his resignation from the Board in October 2024. Mr. Singh was appointed to our Board in December 2024. Thus, their compensation amounts were pro-rated for their partial year of service.

Compensation Committee Interlocks and Insider Participation

No interlocking relationship exists between our Board or Compensation Committee and the Board or compensation committee of any other entity, nor has any interlocking relationship existed in the prior three years, with the exception of Messrs. Frank and Hartfield who purchased shares of the Company’s common stock from the March 2024 Underwriters (as defined below) in connection with the March 2024 Offering (as defined below). None of the members of our Compensation Committee has at any time during the prior three years been one of our officers or employees. Please see “Item 13 – Certain Relationships and Related Transactions, and Director Independence” on page 27 below for more information.

Pay Versus Performance

As discussed in the “Executive Compensation” disclosures above, the Board and the Compensation Committee have implemented an executive compensation program designed to link a substantial portion of each executive’s realized compensation to the achievement of the Company’s performance objectives as well as to align realized compensation with changes in the value of stockholders’ investments. As required by Section 953(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(v) of Regulation S-K, we are providing the following information regarding the compensation of our NEOs and the Company’s performance.

Year	Summary Compensation Table Total For CEO (1) ($)	Compensation Actually Paid To CEO (2) ($)	Average Summary Compensation Table Total For Non-CEO NEOs (3) ($)	Average Compensation Actually Paid to Non-CEO NEOs (4) ($)	Value of Initial Fixed $100 Investment Based on Total Shareholder Return (5) ($)	Net Income (6) ($ In Thousands)
2024	3,916,782	3,046,325	2,532,338	1,986,615	79.94	18,534
2023	2,512,652	3,621,182	1,907,638	2,527,876	123.73	32,650
2022	6,459,924	1,584,072	3,949,907	1,417,792	49.06	75,665

_____________

(1)	Represents the amounts reported for Mr. Ho, our Chief Executive Officer (“CEO”), in the “Total” column of the Summary Compensation Table in each applicable year.

(2)	Represents the amount of “compensation actually paid” to Mr. Ho, as computed in accordance with SEC rules and does not reflect the actual amount of compensation earned by or paid to Mr. Ho during the applicable year. In accordance with SEC rules, the following adjustments were made to the total compensation for Mr. Ho set forth in the Summary Compensation Table for each year to calculate the compensation actually paid. Equity values used in calculating the adjustments values are calculated in accordance with FASB ASC Topic 718, and the valuation assumptions used to calculate fair values did not materially differ from those disclosed at the time of grant. There were inadvertent computational errors in the equity award adjustments included in our 2023 proxy statement. As such, we have corrected such adjustments as shown below for 2022.

Adjustments	2024 ($)	2023 ($)	2022 ($)
Summary Compensation Table Total	3,916,782	2,512,652	6,459,924
Less, value of “Stock Awards” reported in Summary Compensation Table	(2,026,500)	—	(4,210,000)
Plus, year-end fair value of outstanding and unvested equity awards granted in the year	1,536,860	—	—
Plus, fair value as of the vesting date of equity awards granted and vested in the year	—	—	—
Plus (less), year over year change in fair value of outstanding and unvested equity awards granted in prior years	(289,016)	1,160,111	(581,672)
Plus (less), change in fair value from prior year-end to vesting date of equity awards granted in prior years that vested in the year	(91,801)	(51,581)	(84,180)
Compensation Actually Paid	3,046,325	3,621,182	1,584,072

(3)	Represents the average of the amounts reported for the NEOs as a group, excluding Mr. Ho as CEO, in the “Total” column of the Summary Compensation Table in each applicable year. The names of each of the NEOs included for these purposes in each applicable year are as follows: for 2024, 2023, and 2022, Messrs. Forsum and Porter.

(4)	Represents the average amount of “compensation actually paid” to the NEOs as a group, excluding Mr. Ho, as computed in accordance with SEC rules and does not reflect the actual amount of compensation earned by or paid during the applicable year. In accordance with SEC rules, the following adjustments were made to the average total compensation set forth in the Summary Compensation Table for each year to calculate the compensation actually paid. Equity values used in calculating the adjustments values are calculated in accordance with FASB ASC Topic 718, and the valuation assumptions used to calculate fair values did not materially differ from those disclosed at the time of grant. There were inadvertent computational errors in the equity award adjustments included in our 2023 proxy statement. As such, we have corrected such adjustments as shown below for 2022.

Adjustments	2024 ($)	2023 ($)	2022($)
Summary Compensation Table Total	2,532,338	1,907,638	3,949,907
Less, value of “Stock Awards” reported in Summary Compensation Table	(1,182,882)	(149,791)	(2,252,548)
Plus, year-end fair value of outstanding and unvested equity awards granted in the year	870,521	179,943	36,520
Plus, fair value as of the vesting date of equity awards granted and vested in the year	—	—	—
Plus (less), year over year change in fair value of outstanding and unvested equity awards granted in prior years	(190,978)	608,675	(279,614)
Plus (less), change in fair value from prior year-end to vesting date of equity awards granted in prior years that vested in the year	(42,384)	(18,589)	(36,472)
Compensation Actually Paid	1,986,615	2,527,876	1,417,792

(5)	Cumulative total shareholder return (TSR) is calculated by dividing the sum of the cumulative amount of dividends for the measurement period, assuming dividend reinvestment, and the difference between the Company’s share price at the end and the beginning of the measurement period by the Company’s share price at the beginning of the measurement period. The beginning of the measurement period for each year in the table is December 31, 2020.

(6)	Represents the amount of net income reflected in the Company’s audited financial statements for the applicable year.

Analysis of the Information Presented in the Pay Versus Performance Table

As described in more detail in “Executive Compensation” above, the Company’s executive compensation program reflects a variable pay-for-performance philosophy. While the Company utilizes several performance measures to align executive compensation with Company performance, all of those performance measures are not presented in the Pay Versus Performance table above. Moreover, the Company generally seeks to incentivize long-term performance, and therefore does not specifically align the Company’s performance measures with compensation that is actually paid (as computed in accordance with SEC rules) for a particular year. In accordance with SEC rules, the Company is providing the following descriptions of the relationships between information presented in the Pay Versus Performance table above.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table sets forth information about our common stock that may be issued under equity compensation plans as of December 31, 2024. Our only equity compensation plan as of December 31, 2024, was the Incentive Plan.

	(A)	(B)	(C)
	Number Of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants And Rights(1)	Weighted-Average Exercise Price Of Outstanding Options, Warrants And Rights(2)	Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (A))(3)
Equity Compensation Plans Approved by Security Holders	2,416,000	$9.50	2,703,349
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	2,416,000	—	2,703,349

_____________

(1)	This column reflects outstanding RSUs, PSUs (assuming achievement of target performance) and stock options as of December 31, 2024. Each RSU and earned PSU represents the right to receive one share of common stock.

(2)	RSUs and PSUs reflected in column (A) are not reflected in this column as they do not have an exercise price.

(3)	This column reflects the total shares of our common stock remaining available for issuance under the Incentive Plan as of December 31, 2024.

Beneficial Ownership of Securities

The following table sets forth information known to the Company regarding beneficial ownership of shares of the Company’s common stock as of April 24, 2025 by:

●	each person known by the Company to be the beneficial owner of more than 5% of the Company’s outstanding common stock;

●	each of the Company’s named executive officers and directors; and

●	all executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options, warrants and certain other derivative securities that are currently exercisable or will become exercisable within 60 days. The percentage of beneficial ownership is based on 36,409,560 shares of Company common stock and 15,525,000 public warrants issued and outstanding as of April 24, 2025. Public warrants entitle the holder to purchase one-tenth of one share of our common stock at $1.15 per one-tenth share ($11.50 per whole share of common stock), may only be exercised in amounts evenly divisible by ten and are non-voting, but may be exercised at any time by the warrant holders.

Unless otherwise indicated, and subject to community property laws and similar laws, the Company believes that all parties named in the table below have sole voting and investment power with respect to all shares of common stock beneficially owned by them, and the business address of each is 1717 E. McKinney Street, Suite 1000, Dallas, TX 75202.

Name and Address of Beneficial Owners	Number of Shares	Ownership Percentage (%)
Qin (Joanna) Zhou(1)	153,491	*
Thomas Hartfield(2)	59,181	*
Bruce Frank(3)	48,405	*
Elias Farhat(4)	272,685	*
Mollie Fadule(5)	84,871	*
John Ho(6)	665,351	1.8%
Michael Forsum(7)	619,571	1.7%
Christopher Porter(8)	106,031	*
Rajinder Singh(9)	7,153	*
Susan Lattmann(10)	20,454	*
All directors and executive officers as a group (11 individuals)(11)	2,055,198	5.6%
Ming (Martin) Tian(12)	6,165,151	16.9%
Landsea Holdings Corporation(13)	6,135,151	16.9%
BlackRock Portfolio Management LLC(14)	2,477,716	6.8%
Mill Road Capital III, L.P. (15)	2,446,467	6.7%
Brother Pearl Limited(16)	3,225,578	8.9%

_____________

*	Less than one percent.

(1)	Includes 13,144 RSUs which are scheduled to vest on June 17, 2025.

(2)	Includes 13,144 RSUs which are scheduled to vest on June 17, 2025.

(3)	Includes 13,144 RSUs which are scheduled to vest on June 17, 2025.

(4)	Includes 13,144 RSUs which are scheduled to vest on June 17, 2025.

(5)	Includes 13,144 RSUs which are scheduled to vest on June 17, 2025.

(6)	Includes (i) 84,000 RSUs scheduled to vest as to one-third on each of the first, second and third anniversaries of May 29, 2024, (ii) 144,578 RSUs scheduled to vest as to one-third on each of the first, second and third anniversaries of February 26, 2025, and (iii) 212,743 shares held in a family trust, and with respect to which Mr. Ho has shared voting and dispositive power. 136,514 of the shares held by Mr. Ho have been pledged as security for indebtedness.

(7)	Includes (i) 84,000 RSUs scheduled to vest as to one-third on each of the first, second and third anniversaries of May 29, 2024 and (ii) 144,578 RSUs scheduled to vest as to one-third on each of the first, second and third anniversaries of February 26, 2025.

(8)	Includes (i) 11,160 RSUs scheduled to vest as to one-third on each of the first, second and third anniversaries of July 30, 2024, (ii) 4,178 RSUs scheduled to vest on April 6, 2026, and (iii) 24,096 RSUs scheduled to vest as to one-third on each of the first, second and third anniversaries of February 26, 2025.

(9)	Includes 7,153 RSUs which are scheduled to vest on June 26, 2025.

(10)	Includes 5,888 RSUs which are scheduled to vest on June 26, 2025.

(11)	Includes (i) 78,761 RSUs which are scheduled to vest on June 17, 2025, (ii) 13,041 which are scheduled to vest on June 26, 2025, and (iii) 1,641 RSUs which are scheduled to vest on July 30, 2025.

(12)	Includes 6,135,151 shares that Mr. Tian may be deemed to beneficially own by virtue of his relationship to Landsea Holdings, as described in Note 13 below, and 30,000 shares Mr. Tian may be deemed to beneficially own which are held of record by his spouse. Mr. Tian disclaims beneficial ownership of these shares other than to the extent of any pecuniary interest he may have therein.

(13)	Information based on the Schedule 13D filed by Landsea Holdings, Landsea Green, and Ming Tian (collectively, the “Landsea Parties”) with the SEC on December 11, 2024. Landsea Holdings disclosed voting and dispositive power over 6,135,151 shares. Landsea Holdings is the record holder of these shares. Landsea Holdings is 100% owned indirectly by Landsea Green. Mr. Tian indirectly beneficially owns approximately 24.99% of Landsea Green through his interest in Tian Family Investment Pte. Ltd. (“Tian Family”), Greensheid Corporation (“Greensheid”), and Landsea International Holdings Limited (“Landsea International”). Tian Family is wholly-owned by Mr. Tian. Greensheid is wholly-owned by Landsea International, which in turn is wholly-owned by Landsea Group (together with Greensheid, Landsea International, and those subsidiaries of Landsea International having a beneficial ownership interest in Landsea Holdings, the “Landsea Owners”). Mr. Tian is the controlling stockholder of Landsea Group. As a result, each of the Landsea Owners and Mr. Tian may be deemed to be a beneficial owner of any shares deemed to be beneficially owned by Landsea Holdings. The Landsea Owners and Mr. Tian disclaim beneficial ownership of these shares other than to the extent of any pecuniary interest they may have therein. The business address for the Landsea Owners and Mr. Tian is Landsea Group Co., Ltd, Building 5, Lane 280, Linhong Road, Changning District, Shanghai, China 200335.

(14)	Information based on the Schedule 13G/A filed by BlackRock Portfolio Management LLC (“BlackRock PM”) with the SEC on April 15, 2025. BlackRock PM disclosed sole voting and dispositive power over 2,444,891 shares. The business address for BlackRock PM is 50 Hudson Yards, New York, NY 10001.

(15)	Information based on the Schedule 13D filed by Mill Road Capital III, L.P. (“Mill Road”), Mill Road Capital III GP LLC (“Mill Road GP”) and Thomas E. Lynch (collectively, the “Mill Road Parties”) with the SEC on March 4, 2024. Mill Road disclosed voting and dispositive power over 2,446,467 shares. Mill Road is the record holder of these shares. Mr. Lynch is a Management Director of Mill Road GP and Mill Road GP is the sole general partner of Mill Road. As a result, each of the Mill Road Parties may be deemed to be a beneficial owner of any shares deemed to be beneficially owned by Mill Road. The Mill Road Parties disclaim beneficial ownership of these shares other than to the extent of any pecuniary interest they may have therein. The business address for the Mill Road Parties is 334 Pemberwick Road, Second Floor, Greenwich, CT 06831.

(16)	Information based on the Schedule 13G filed by Brother Pearl Limited (“Brother Pearl”) and Jian Jun Yu (collectively, the “Brother Pearl Parties”) with the SEC on December 13, 2024. Brother Pearl disclosed shared voting and dispositive power over 3,225,578 shares. Brother Pearl is the record holder of these shares. Mr. Yu directly owns Brother Pearl. As a result, each of the Brother Pearl Parties may be deemed to be a beneficial owner of any shares deemed to be beneficially owned by Brother Pearl. The business address for the Brother Pearl Parties is 910-8400 West Road, Richmond, BC, Canada, V6X 1T6.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Policies and Procedures for the Company’s Related Person Transactions

Our Audit Committee charter provides that our Audit Committee must review policies and procedures for the review, approval, and ratification of related person transactions, as defined in applicable SEC rules, review related person transactions, and oversee other related person transactions governed by applicable accounting standards.

Related Person Transaction Policy

We have adopted a written policy on transactions with “Related Persons,” defined in the policy as any (1) person who is or was (since the beginning of the Company’s last completed fiscal year, even if they do not presently serve in that role) an executive officer, director or nominee for election as a director, (2) greater than 5% beneficial owner of the Company’s common stock, or (3) the immediate family members of any of the foregoing. For purposes of this policy, an “Interested Transaction” is defined as any transaction, arrangement, relationship, or series of similar transactions, arrangements, or relationships (including any indebtedness or guarantee of indebtedness) in which (1) the aggregate amount involved since the beginning of the Company’s last completed fiscal year is or is expected to exceed $100,000 (including any periodic payments or installments due on or after the beginning of the Company’s last completed fiscal year and, in the case of indebtedness, the largest amount expected to be outstanding and the amount of annual interest thereon), (2) the Company or any of its subsidiaries is a participant, and (3) any Related Person has or will have a direct or indirect interest. The Audit Committee will review the material facts of all Interested Transactions that require the Audit Committee’s approval and either approve or disapprove of the entry into the Interested Transaction, taking into account, among other factors it deems appropriate, whether the Interested Transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the Related Person’s interest in such Interested Transaction. If advance Audit Committee approval of an Interested Transaction requiring the Audit Committee’s approval is not feasible, then the Interested Transaction will be considered and, if the Audit Committee determines it to be appropriate, ratified at the Audit Committee’s next regularly scheduled meeting. In addition, the policy provides standing pre-approval for certain types of transactions that the Audit Committee has reviewed and determined shall be deemed pre-approved.

Related Party Transactions

Registration Rights

The Company entered into a demand registration rights agreement (the “Demand Registration Rights Agreement”) with respect to the warrants exercisable to purchase one share of the Company’s common stock at an exercise price of $11.50 per share issued to Level Field Capital, LLC (the “Sponsor”) and certain funds and accounts managed by BlackRock, Inc. (the “BlackRock Holders”) in a private placement on the closing date of the initial public offering of our predecessor, LFAC (the “Private Placement Warrants”) and the shares of common stock issuable upon exercise of the foregoing and upon conversion of the shares of Class B common stock of LFAC, issued to the Sponsor in August 2017 (“Founder Shares”). Pursuant to the Demand Registration Rights Agreement, each of those persons holding Founder Shares (each an “LFAC Restricted Stockholder”), and their permitted transferees can demand that we register the shares of common stock into which Founder Shares automatically converted at the time of the consummation of the Business Combination. Holders of our Private Placement Warrants and their permitted transferees could demand that we register the Private Placement Warrants and the shares of common stock issuable upon exercise of the Private Placement Warrants. Under the Demand Registration Rights Agreement, holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of the Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements. In June 2022, the Company repurchased all outstanding Private Placement Warrants. Mr. Farhat is the managing member of Level Field Management, LLC, the managing member of Level Field Partners, LLC, which is the managing member of the Sponsor.

Registered Secondary Offerings

On June 12, 2023, the Company entered into an underwriting agreement (the “June 2023 Underwriting Agreement”) with Landsea Holdings and B. Riley Securities, Inc., as representative of the several underwriters named therein (the “June 2023 Underwriters”), pursuant to which Landsea Holdings agreed to sell to the June 2023 Underwriters an aggregate of 3,400,000 shares of the Company’s common stock at a price per share of $7.50 (before underwriting discounts and commissions), for total proceeds of $24.0 million (the “June 2023 Offering”). In addition, through participation in the June 2023 Offering, the Company repurchased from the June 2023 Underwriters 443,478 of the shares sold by Landsea Holdings at the public per share June 2023 Offering price, for a total purchase price of $3.3 million. Messrs. Ho, Forsum and Porter purchased from the June 2023 Underwriters, at the public per share June 2023 Offering price, 40,000, 13,333, and 6,666 of the shares sold by Landsea Holdings, for a total purchase price of approximately $300,000, $100,000, and $50,000, respectively. The Company paid costs, fees, and expenses for the June 2023 Offering of $818,345, and Landsea Holdings received all net proceeds from the sale of common stock pursuant to the June 2023 Underwriting Agreement. The Company did not receive any of the proceeds from the sale of common stock by Landsea Holdings.

On August 21, 2023, the Company entered into an underwriting agreement (the “August 2023 Underwriting Agreement”) with Green Investment Alpha Limited (“Green Investment”), a greater than 5% beneficial owner of the Company at such time, and B. Riley Securities, Inc., as representative of the several underwriters named therein (the “August 2023 Underwriters”), pursuant to which Green Investment agreed to sell to the August 2023 Underwriters an aggregate of 4,207,574 shares of the Company’s common stock at a price per share of $9.75 (before underwriting discounts and commissions), for total proceeds of $39.0 million (the “August 2023 Offering”). In addition, through participation in the August 2023 Offering, the Company repurchased from the August 2023 Underwriters 800,000 of the shares sold by Green Investment at the public per share August 2023 Offering price, for a total purchase price of $7.8 million. The Company paid costs, fees, and expenses for the August 2023 Offering of $307,703, and Green Investment received all net proceeds from the sale of common stock pursuant to the August 2023 Underwriting Agreement. Green Investment is required to reimburse the Company for the costs, fees and expenses incurred in the August 2023 Offering. The Company did not receive any of the proceeds from the sale of common stock by Green Investment. Upon the completion of the sale, Green Investment no longer qualified as a related party.

On March 5, 2024, the Company entered into an underwriting agreement (the “March 2024 Underwriting Agreement”) with Landsea Holdings and with B. Riley Securities, Inc. and BofA Securities, Inc., as representatives of the several underwriters named therein (the “March 2024 Underwriters”), pursuant to which Landsea Holdings agreed to sell to the March 2024 Underwriters an aggregate of 2,800,000 shares of the Company’s common stock at a price per share of $11.60 (before underwriting discounts and commissions), for total proceeds of $30.9 million (the “March 2024 Offering”). In addition, Messrs. Ho, Forsum, Frank, and Hartfield, Mmes. Fadule and Rentzel, and Xinyao Murong, the wife of Mr. Tian, purchased from the March 2024 Underwriters, at the public per share March 2024 Offering price, 17,241, 17,241, 2,155, 2,586, 8,621, 1,034, and 30,000, of the shares sold by Landsea Holdings, respectively, for a total purchase price of $200,000, $200,000, $25,000, $30,000 $100,000, $12,000, and $348,000, respectively. The Company paid costs, fees, and expenses for the March 2024 Offering of approximately $552,123. Landsea Holdings received all net proceeds from the sale of common stock pursuant to the March 2024 Underwriting Agreement. The Company did not receive any of the proceeds from the sale of common stock by Landsea Holdings.

On December 5, 2024, the Company entered into an underwriting agreement (the “December 2024 Underwriting Agreement”) with B. Riley Securities, Inc., as representative of the several underwriters named therein (the “December 2024 Underwriters”) and the selling stockholders named therein (the “Selling Stockholders”), pursuant to which the Selling Stockholders agreed to sell to the December 2024 Underwriters an aggregate of 6,086,957 shares of the Company’s common stock at a price per share of $10.25 (before underwriting discounts and commissions), for total proceeds of $59.4 million (the “December 2024 Offering”). In addition, under the terms of the December 2024 Underwriting Agreement, the Selling Stockholders granted the December 2024 Underwriters the option, for 30 days after the date of the prospectus supplement relating to the December 2024 Offering, to purchase up to 913,043 additional shares of common stock at the public offering price, less underwriting discounts and commissions. The Company paid costs, fees, and expenses for the December 2024 Offering of approximately $0.7 million. The Selling Stockholders received all proceeds from the sale of common stock pursuant to the December 2024 Underwriting Agreement. The Company did not receive any of the proceeds from the sale of common stock by the Selling Stockholders except for approximately $4.3 million that Landsea Holdings paid the Company as settlement for various services provided by the Company to Landsea Holdings pursuant to that certain Settlement Agreement and Release, dated as of December 5, 2024, by and between the Company and Landsea Holdings.

Stockholder’s Agreement

On the Closing Date, pursuant to that certain Agreement and Plan of Merger dated August 31, 2020, the Company and Landsea Holdings entered into the Stockholder’s Agreement whereby, among other things, the parties agreed (i) to certain board composition and nomination requirements, including rights to nominate directors in accordance with defined ownership thresholds, establish certain committees and their respective duties and allow for the compensation of directors, (ii) to provide Landsea Holdings with certain inspection and visitation rights, access to Company management, auditors and financial information, (iii) to provide Landsea Holdings with veto rights with respect to certain actions of the Company, (iv) not to, to the extent permitted by applicable law, share confidential information related to the Company, (v) to waive their right to jury trial and choose Delaware as the choice of law, and (vi) to vote their common stock in furtherance of the aforementioned rights, in each case on terms and subject to the conditions set forth therein. In addition, Landsea Holdings also agreed not to compete with the Company in the “domestic homebuilding business,” as such term is defined therein, so long as it, together with its affiliates, controls more than 10% of the Company or has a representative serving on the Board.

On December 21, 2021, the Company entered into Amendment No. 1 to the Stockholder’s Agreement with Landsea Holdings to amend the terms of the Stockholder’s Agreement, to provide that the size of the Board be increased from nine to eleven directors, and to increase the number of directors designated by Landsea Holdings by one director for so long as the Combined Ownership Percentage (as defined in the Stockholder’s Agreement) is greater than 39%.

On April 25, 2022, the Company entered into Amendment No. 2 to the Stockholder’s Agreement with Landsea Holdings to further amend the terms of the Stockholder’s Agreement to provide that the size of the Board be decreased from eleven to nine directors, and to decrease the number of directors designated by Landsea Holdings by one director for so long as the Combined Ownership Percentage is greater than 39%.

On June 13, 2023, the Company amended and restated the Stockholder’s Agreement with Landsea Holdings to, among other things, provide that, for so long as Landsea Holdings owns at least 6% of the Company’s common stock, Landsea Holdings will have the right to designate the percentage of the total number of directors on the Board as would be equal to the percentage of the Company’s common stock then held by Landsea Holdings (provided that Landsea Holdings’ designees shall represent 75% of the total number of directors when Landsea Holdings owns at least a majority of the Company’s common stock), subject to certain requirements regarding such designees’ independence.

On April 30, 2024, the Company amended and restated the Stockholder’s Agreement to, among other things, further clarify the ability of Landsea Holdings to assign the Stockholder’s Agreement to Permitted Transferees (as defined in the Stockholder’s Agreement) to whom Landsea Holdings has validly transferred capital stock of the Company.

Also on April 30, 2024, the Company entered into an Indemnification Agreement with Landsea Holdings (the “Indemnification Agreement”), pursuant to which, among other things, (i) Landsea Holdings agreed to indemnify the Company for certain losses relating to or arising from (x) Landsea Holdings’ business operations after the closing of the Merger Transaction (as defined in the Indemnification Agreement) and (y) the Holdings Specific Carve-Out Transaction (as defined in the Indemnification Agreement), and (ii) the Company agreed to indemnify Landsea Holdings for certain losses relating to or arising from (w) the Company’s business operations after the closing of the Merger Transaction, (x) the Company’s business operations before the closing of the Merger Transaction that were not known to Landsea Holdings as of the date of the Indemnification Agreement, (y) the Homes Specific Carve-Out Transactions (as defined in the Indemnification Agreement), except for losses resulting from the actions or omissions of Landsea Holdings or any of its employees, successors or assigns, and (z) certain litigation matters specified in the Indemnification Agreement.

Trademark License Agreement

On the Closing Date, Landsea Group, the Company, and certain of the Company’s subsidiaries (together with the Company, the “Licensees”), entered into the Trademark License Agreement, pursuant to which Landsea Group agreed, among other things, to grant the Licensees an exclusive license to use the “Landsea” trademark in connection with the “domestic homebuilding business” (as such term is defined in the Trademark License Agreement). The Trademark License Agreement is for a term of ten years from the Closing Date, and is subject to customary notification and extension terms. In addition, the Trademark License Agreement is subject to certain Company usage standards and Landsea Group continuing to indirectly own, together with its affiliates, more than 6% of the Company’s common stock, in each case on terms and subject to the conditions set forth therein.

On June 30, 2022, the Company, for itself and the other Licensees, entered into the First Amendment to the Trademark License Agreement with Landsea Group, as licensor, pursuant to which, among other things, Landsea Group granted the Licensees the right to sublicense the “Landsea” trademark in the “domestic homebuilding business,” which now expressly includes “mortgage lending,” “title insurance,” “home insurance” and other “settlement services”.

Land and Home Sales

In July 2021, the Company entered into a landbank agreement for a project in its California segment with Landsea Capital Fund I, LLC (“Landsea Capital”), a subsidiary of Landsea Holdings. The Company will make regular payments to Landsea Capital based on an annualized rate of 7% of the undeveloped land costs while the land is developed and will purchase the lots at a predetermined price of $28.9 million at the Company’s discretion. The total amount of interest payments made during the year ended December 31, 2024 was less than $0.1 million. Payments of $4.0 million have been made to purchase developed lots from Landsea Capital during the year ended December 31, 2024.

In December 2021, the Company sold model homes to Landsea Capital for total consideration of $15.2 million. As part of this transaction, the Company leased back these models. The leases completed in April 2024. The total amount of rent payments made during the year ended December 31, 2024 and 2023 was $0.3 million and $0.8 million, respectively. As of December 31, 2024, the Company had no remaining right-of-use or lease liability balances associated with this transaction.

In June 2022, Landsea Capital contributed $55.0 million to LS-LCF CA, LLC (the “LCF JV”), a joint venture between the Company and Landsea Capital. The LCF JV, which is consolidated by the Company, used these proceeds to purchase undeveloped land from the Company. The Company distributed $4.0 million to Landsea Capital during the year ended December 31, 2022. The Company distributed $27.9 million and $22.3 million to Landsea Capital during the years ended December 31, 2024 and 2023, respectively. All intercompany transactions between the Company and the LCF JV have been eliminated upon consolidation.

Director Independence

Please see “—Director Independence” on page 8 above.

Item 14.	Principal Accountant Fees and Services

Independent Public Accountant

The following is a summary of fees paid or to be paid to Deloitte & Touche LLP for services rendered over the prior two fiscal years.

	For The Year Ended December 31, 2024	For The Year Ended December 31, 2023
Audit Fees(1)	$3,204,943	$2,686,437
Audit-Related Fees(2)	$—	$—
Tax Fees	$—	—
All Other Fees(3)	$4,103	$3,790
Total	$3,209,046	$2,690,227

_____________

(1)	Audit fees are the aggregate fees billed or expected to be billed for each of fiscal years 2024 and 2023 for professional services rendered by the principal accountant for the audit of the annual financial statements, review of quarterly financial statements, and other SEC registration statement and consent services.

(2)	Audit-related fees are the aggregate fees billed or expected to be billed for each of fiscal years 2024 and 2023 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements.

(3)	All other fees are the aggregate fees billed or expected to be billed for each of fiscal years 2024 and 2023 for products and services provided by the principal accountant, including a subscription fee for access to Deloitte & Touche LLP’s professional literature guide online.

Pre-Approval Policy

The Audit Committee has adopted an Audit and Non-Audit Services Pre-Approval Policy, under which the Audit Committee annually reviews and pre-approves the services that are expected to be provided by the outside auditor. Any engagement to provide audit or non-audit services that has not been pre-approved through that process must be specifically pre-approved by the Audit Committee if it is to be provided by the outside auditor. All of the services provided by Deloitte & Touche LLP to us since their appointment were pre-approved by the Audit Committee.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)       The following documents are filed as a part of this Annual Report:

3.       Exhibits

See exhibits listed under Part (b) below.

(b)       Exhibits

Exhibit Number	Exhibit Description
31.1*	Certification of John Ho, Chief Executive Officer of Landsea Homes Corporation, pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934
31.2*	Certification of Chris Porter, Chief Financial Officer of Landsea Homes Corporation, pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934
101 INS*	XBRL Instance Document.
101 SCH	XBRL Taxonomy Extension Schema.
101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101 DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101 LAB	XBRL Taxonomy Extension Label Linkbase Document.
101 PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104	The Cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL (included as Exhibit 101)

_____________

*	Filed herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Landsea Homes Corporation

Date: April 29, 2025	By:	/s/ John Ho
John Ho
Chief Executive Officer
(Principal Executive Officer)