Form 10-Q
period 2025-03-31
Landsea Homes Corp
filed 2025-05-13
CIK 1721386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR
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

As of May 7, 2025, 36,409,560 Class A common stock, par value $0.0001 per share, were outstanding.

Landsea Homes Corporation
Form 10-Q Index
For the Three Months Ended March 31, 2025

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Landsea Homes Corporation
Consolidated Balance Sheets - (Unaudited)
(in thousands, except share and per share amounts)

	March 31, 2025	December 31, 2024
Assets
Cash and cash equivalents	$36,740	$53,322
Cash held in escrow	15,563	3,921
Real estate inventories	1,326,498	1,339,082
Due from affiliates	553	419
Goodwill	155,597	155,597
Other assets	147,431	148,996
Total assets	$1,682,382	$1,701,337

Liabilities
Accounts payable	$86,966	$86,348
Accrued expenses and other liabilities	197,703	212,645
Due to affiliates	887	881
Line of credit facility, net	195,330	194,435
Senior notes, net	532,177	530,919
Total liabilities	1,013,063	1,025,228

Commitments and contingencies (Note 8)

Equity
Stockholders’ equity:
Preferred stock, $0.0001 par value, 50,000,000 shares authorized, none issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized, 41,798,858 issued and 36,402,863 outstanding as of March 31, 2025, 41,712,850 issued and 36,316,855 outstanding as of December 31, 2024	4	4
Additional paid-in capital	462,709	462,363
Retained earnings	197,561	204,815
Total stockholders’ equity	660,274	667,182
Noncontrolling interests	9,045	8,927
Total equity	669,319	676,109
Total liabilities and equity	$1,682,382	$1,701,337
See accompanying notes to the consolidated financial statements.

Landsea Homes Corp. | Q1 2025 Form 10-Q | 1

Landsea Homes Corporation
Consolidated Statements of Operations - (Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2025	2024
Revenue
Home sales	$299,373	$292,592
Lot sales and other	11,438	1,449
Total revenues	310,811	294,041

Cost of sales
Home sales	260,515	248,897
Lot sales and other	10,728	1,683
Total cost of sales	271,243	250,580

Gross margin
Home sales	38,858	43,695
Lot sales and other	710	(234)
Total gross margin	39,568	43,461

Sales and marketing expenses	23,952	18,488
General and administrative expenses	26,813	26,082
Total operating expenses	50,765	44,570

Loss from operations	(11,197)	(1,109)

Other income, net	1,300	1,813
Pretax (loss) income	(9,897)	704

Benefit for income taxes	(2,808)	(30)

Net (loss) income	(7,089)	734
Net income attributable to noncontrolling interests	165	544
Net (loss) income attributable to Landsea Homes Corporation	$(7,254)	$190

(Loss) income per share:
Basic	$(0.20)	$0.01
Diluted	$(0.20)	$0.01

Weighted average common shares outstanding:
Basic	36,334,207	36,279,679
Diluted	36,334,207	36,798,722
See accompanying notes to the consolidated financial statements.

Landsea Homes Corp. | Q1 2025 Form 10-Q | 2

Landsea Homes Corporation
Consolidated Statements of Equity - (Unaudited)
(in thousands, except shares)

	Common Stock
	Shares	Amount	Additional paid-in capital	Retained earnings	Total stockholders' equity	Noncontrolling interests	Total equity
Balance at December 31, 2024	36,316,855	$4	$462,363	$204,815	$667,182	$8,927	$676,109
Shares issued under share-based awards	72,566	—	—	—	—	—	—
Stock options exercised	13,442	—	95	—	95	—	95
Cash paid for shares withheld for taxes	—	—	(519)	—	(519)	—	(519)
Stock-based compensation	—	—	770	—	770	—	770
Distributions to noncontrolling interests	—	—	—	—	—	(47)	(47)
Net (loss) income	—	—	—	(7,254)	(7,254)	165	(7,089)
Balance at March 31, 2025	36,402,863	$4	$462,709	$197,561	$660,274	$9,045	$669,319

	Common Stock
	Shares	Amount	Additional paid-in capital	Retained earnings	Total stockholders' equity	Noncontrolling interests	Total equity
Balance at December 31, 2023	36,520,894	$4	$465,290	$187,584	$652,878	$35,474	$688,352
Shares issued under share-based awards	71,252	—	—	—	—	—	—
Stock options exercised	72,026	—	736	—	736	—	736
Cash paid for shares withheld for taxes	—	—	(674)	—	(674)	—	(674)
Stock-based compensation	—	—	678	—	678	—	678
Repurchase of common stock and associated tax	(534,436)	—	(6,509)	—	(6,509)	—	(6,509)
Distributions to noncontrolling interests	—	—	—	—	—	(6,793)	(6,793)
Net income	—	—	—	190	190	544	734
Balance at March 31, 2024	36,129,736	$4	$459,521	$187,774	$647,299	$29,225	$676,524

See accompanying notes to the consolidated financial statements.

Landsea Homes Corp. | Q1 2025 Form 10-Q | 3

Landsea Homes Corporation
Consolidated Statements of Cash Flows - (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2025	2024
	(dollars in thousands)
Cash flows from operating activities:
Net (loss) income	$(7,089)	$734
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation and amortization	2,148	1,320
Real estate inventories impairment	1,500	—
Stock-based compensation	770	678
Abandoned project costs	25	256
Deferred taxes	(2,808)	(183)
Changes in operating assets and liabilities:
Cash held in escrow	(11,642)	30,631
Real estate inventories	12,685	(50,929)
Due from affiliates	(134)	(114)
Other assets	6,171	(20,298)
Accounts payable	618	10,738
Accrued expenses and other liabilities	(12,326)	(6,068)
Due to affiliates	6	—
Net cash used in operating activities	(10,076)	(33,235)

Cash flows from investing activities:
Purchases of property and equipment	(1,890)	(1,907)
Net cash used in investing activities	(1,890)	(1,907)

Cash flows from financing activities:
Borrowings from notes, other debts payable, and other liabilities	201,800	117,654
Repayments of notes, other debts payable, and other liabilities	(205,452)	(65,000)
Cash paid for shares withheld for taxes	(519)	(675)
Proceeds from exercise of stock options	95	736
Repurchases of common stock	—	(6,452)
Distributions to noncontrolling interests	(47)	(6,793)
Deferred offering costs paid	(20)	(2,324)
Debt issuance and modification costs paid	(473)	(67)
Net cash (used in) provided by financing activities	(4,616)	37,079

Net (decrease) increase in cash and cash equivalents	(16,582)	1,937
Cash and cash equivalents at beginning of period	53,322	119,555
Cash and cash equivalents at end of period	$36,740	$121,492
See accompanying notes to the consolidated financial statements.

Landsea Homes Corp. | Q1 2025 Form 10-Q | 4

Landsea Homes Corporation
Notes to the Consolidated Financial Statements - (unaudited)
 1.    Company and Summary of Significant Account Policies
Landsea Homes Corporation (together with its subsidiaries, “Landsea Homes” or the “Company”) is engaged in the acquisition, development, and sale of homes and lots within its five reportable segments: Arizona, California, Colorado, Florida, and Texas.
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 27, 2025. The accompanying unaudited consolidated financial statements include all adjustments, consisting of normal recurring entries, necessary for a fair presentation of the Company’s results for the interim periods presented. Results for the interim periods are not necessarily indicative of the results to be expected for the full year due to seasonal variations and other factors.
Use of Estimates—The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ materially from these estimates.
Recent Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of additional segment information. These additional requirements include significant expenses, other segment items to reconcile segment revenue and significant expenses to the reported measure of segment profit or loss, a description of the composition of the other segment items, and the title and position of the entity’s chief operating decision maker (“CODM”). The amendments in this update also expand the segment disclosure requirements to interim periods. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption was permitted. The guidance is to be applied retrospectively to all prior periods presented in the financial statements. The Company adopted this guidance and updated the reportable segment disclosure presentation accordingly, refer to Note 11 – Segment Reporting for additional information.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires annual disclosure of specific categories in the income tax rate reconciliation and of additional information for reconciling items that meet a quantitative threshold among other changes. Specifically, the guidance requires a tabular reconciliation disclosure, using both percentages and amounts. The guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted and may be applied either retrospectively or prospectively. The Company is currently evaluating the impact of this guidance on its consolidated financial statements and related disclosures.
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
 2.     Business Combination
On April 1, 2024, the Company completed the acquisition of Antares Acquisition, LLC (“Antares”), a Dallas Fort Worth based homebuilder, for $239.8 million using a combination of cash on hand and borrowings under the Company’s existing credit
Landsea Homes Corp. | Q1 2025 Form 10-Q | 5

Landsea Homes Corporation
Notes to the Consolidated Financial Statements - (unaudited)
facility, which included repayment of approximately $40.2 million of Antares debt. The total assets of Antares included approximately 2,100 lots owned or controlled in the Dallas Fort Worth market. This acquisition was accounted for as a business combination.
In accordance with ASC 805, the assets acquired and liabilities assumed from the acquisition of Antares were measured and recognized at fair value as of the date of the acquisition to reflect the purchase price paid. Acquired inventories consist of land, land deposits, and work in process inventories. For acquired land and land options, the Company typically utilizes, with the assistance of a third-party appraiser, a sales comparison approach. For work in process inventories, the Company, with the assistance of a third-party valuation specialist, estimates the fair value based upon the stage of production of each unit and a gross margin that management believes a market participant would require to complete the remaining development and requisite selling efforts. On the acquisition date, the stage of production for each lot ranged from recently started lots to fully completed homes. The intangible assets acquired relate to the Antares trade name and material contracts, which are estimated to have a fair value of $2.0 million and are being amortized over 12 to 18 months. Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed and relates primarily to the assembled workforce and business synergies. Goodwill of $87.0 million was recorded on the consolidated balance sheets as a result of this transaction and is expected to be deductible for tax purposes over 15 years. The acquired goodwill is included in the Texas reporting segment in Note 11 – Segment Reporting. The Company incurred transaction related costs of $1.0 million related to the Antares acquisition during the three months ended March 31, 2024. These transaction costs are included in general and administrative expenses on the consolidated statements of operations.
The Company's results of operations in the year of acquisition do not include any revenues or earnings from the Antares acquisition during the three months ended March 31, 2024.
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
Unaudited Pro Forma Financial Information
Unaudited pro forma revenue and net income for the following periods presented give effect to the results of the acquisition of Antares as though the acquisition date was as of January 1, 2023, the beginning of the year preceding the acquisition. Unaudited pro forma net income adjusts the operating results of Antares to reflect the additional costs that would have been recorded assuming the
Landsea Homes Corp. | Q1 2025 Form 10-Q | 6

Landsea Homes Corporation
Notes to the Consolidated Financial Statements - (unaudited)
fair value adjustments had been applied as of the beginning of the year preceding the year of acquisition, including the tax-effected amortization of the acquired intangible assets and transaction related costs.

Three Months Ended March 31,
2024

Revenue	$336,697

Pretax income	6,925
Provision for income taxes	1,538
Net income	$5,387
 3.     Variable Interest Entities

The Company consolidates two joint venture (“JV”) VIEs. The consolidated VIEs include one project in the Metro New York area (“14th Ave JV”) and one JV with the purpose of acquiring undeveloped land (the “LCF JV”). The Company has determined that it is the primary beneficiary of these VIEs as it has the power to direct activities of the operations that most significantly affect their economic performance.

Both consolidated VIEs are financed by equity contributions from the Company and the JV partner. The 14th Ave JV was also funded by third-party debt which was paid off in 2022.

The following table summarizes the carrying amount and classification of the VIEs’ assets and liabilities in the consolidated balance sheets as of March 31, 2025 and December 31, 2024.

	March 31, 2025	December 31, 2024
	(dollars in thousands)
Cash	$7,125	$5,068
Real estate inventories	17,657	19,987
Due from affiliates	56	8
Other assets	29,239	29,417
Total assets	$54,077	$54,480

Accounts payable	$209	$266
Accrued expenses and other liabilities	4,324	4,562
Total liabilities	$4,533	$4,828
 4.     Real Estate Inventories
Real estate inventories are summarized as follows:

	March 31, 2025	December 31, 2024
	(dollars in thousands)
Deposits and pre-acquisition costs	$91,057	$96,611
Land held and land under development	499,763	492,707
Homes completed or under construction	713,074	729,335
Model homes	22,604	20,429
Total real estate inventories	$1,326,498	$1,339,082
Deposits and pre-acquisition costs include land deposits and other due diligence costs related to potential land acquisitions. Land held and land under development includes costs incurred during site development such as development, indirect costs, and
Landsea Homes Corp. | Q1 2025 Form 10-Q | 7

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
For the three months ended March 31, 2025, the Company recorded $1.5 million of real estate inventories impairment charges related to one community in the Texas segment. In this instance, the Company determined that additional incentives and discounts were required to sell the remaining homes, which was the primary reason the estimated future cash flows for the community were driven below their previous carrying values. For the three months ended March 31, 2024, the Company did not recognize any impairments on real estate inventories.

	Impairment Data			Quantitative Data
Three Months Ended	Number of Projects Impaired	Real Estate Inventories Impairment	Fair Value of Inventory After Impairment	Discount Rate
	(dollars in thousands)
March 31, 2025	1	$1,500	$4,653	14.5%
 5.     Capitalized Interest
Interest is capitalized to real estate inventories during development and other qualifying activities. Interest capitalized as a cost of real estate inventories is included in cost of sales as related inventories are delivered.
For the three months ended March 31, 2025 and 2024, the Company incurred and capitalized interest of $19.8 million and $15.3 million, respectively. Previously capitalized interest included in cost of sales during the three months ended March 31, 2025 and 2024, was $13.9 million and $10.6 million, respectively. These amounts included interest from certain related party transactions, refer to Note 9 – Related Party Transactions for additional information.
 6.    Other Assets
As of March 31, 2025 and December 31, 2024, the Company had contract assets of $3.4 million and $3.9 million, respectively, related to lot sales and other revenue. The contract asset balance is included in other assets on the Company’s consolidated balance sheets and represents cash to be received for work already performed on lot sales and other contracts. The amount of the transaction price for lot sales and other contracts allocated to performance obligations that were unsatisfied, or partially unsatisfied, as of March 31, 2025 and December 31, 2024 was $1.6 million and $2.4 million, respectively. As of March 31, 2025, the Company had $0.8 million deferred revenue related to lot sales and other revenue included in accrued expenses and other liabilities in the Company’s consolidated balance sheets. As of December 31, 2024, the Company had $0.4 million deferred revenue related to lot sales and other revenue. The Company reduces these liabilities and recognizes revenue as development progresses and the related performance obligations are completed.
Landsea Homes Corp. | Q1 2025 Form 10-Q | 8

Landsea Homes Corporation
Notes to the Consolidated Financial Statements - (unaudited)
 7.     Notes and Other Debts Payable, net
Amounts outstanding under notes and other debts payable, net consist of the following:

	March 31, 2025	December 31, 2024
	(dollars in thousands)
11.0% Senior Notes due July 2028	$250,000	$250,000
8.875% Senior Notes due April 2029	300,000	300,000
Discount and deferred loan costs	(17,823)	(19,081)
Senior Notes, net	$532,177	$530,919

	March 31, 2025	December 31, 2024
	(dollars in thousands)
Line of credit facility	$200,000	$199,000
Deferred loan costs	(4,670)	(4,565)
Line of credit facility, net	$195,330	$194,435
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
In October 2021, the Company entered into a line of credit agreement which was amended in April 2024 (the “Amended Credit Agreement”). The Amended Credit Agreement provides for a senior unsecured borrowing of up to $455.0 million of which there was $200.0 million outstanding as of March 31, 2025. The Company may increase the borrowing capacity up to $850.0 million, under certain conditions. Funds available under the Amended Credit Agreement are subject to a borrowing base requirement which is calculated on specified percentages of our real estate inventories. The borrowings under the Amended Credit Agreement bear interest at a daily simple Secured Overnight Financing Rate (“SOFR”) rate, a term SOFR rate, or a base rate (in each case calculated in accordance with the Amended Credit Agreement), plus, in each case, an applicable margin. The applicable margin is adjusted by reference to a grid based on a leverage ratio calculated in accordance with the Amended Credit Agreement. As of March 31, 2025, the applicable margin was 3.30%. The Amended Credit Agreement matures in April 2027. As of March 31, 2025, the interest rate on the loan was 7.71%.
The Amended Credit Agreement and the Note Purchase Agreement contain certain restrictive financial covenants, such as requirements for the Company to maintain a minimum liquidity balance, minimum tangible net worth, and leverage and interest coverage ratios. The Amended Credit Agreement was modified in February 2025 to lower the interest coverage ratio covenant from 2.00 to 1.75 until March 31, 2026, at which point it reverts to the original 2.00 covenant requirement. This modification was retroactive to the measurement of the covenants as of December 31, 2024. The 8.875% Senior Notes do not contain financial covenants. As of March 31, 2025, the Company was in compliance with all financial covenants.
Our Senior Notes are not secured, however, the agreements governing the Senior Notes contain some restrictions on secured debt and other transactions. Our Senior Notes are fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by most of our homebuilding segment subsidiaries. The Senior Notes are redeemable for cash in whole or in part at any time at our option, with a standard make whole provision until July 17, 2025, for the 11.0% Senior Notes and April 1, 2026, for the 8.875% Senior Notes, then at premiums that vary based upon the remaining term of the Senior Notes to be redeemed.

 8.    Commitments and Contingencies
Legal—The Company is currently involved in various legal actions and proceedings that arise from time to time and may be subject to similar or other legal and/or regulatory actions in the future. The Company is currently unable to estimate the likelihood of
Landsea Homes Corp. | Q1 2025 Form 10-Q | 9

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
Performance Obligations—In the ordinary course of business, and as part of the entitlement and development process, the Company’s subsidiaries are required to provide performance bonds to assure completion of certain public facilities. The Company had $121.1 million and $125.0 million of performance bonds outstanding as of March 31, 2025 and December 31, 2024, respectively.
Warranty—Estimated future direct warranty reserve and general liability costs are accrued and charged to cost of sales in the period when the related homebuilding revenues are recognized. Changes in the Company’s warranty reserve and general liability are detailed in the table below:

	Three Months Ended March 31,
	2025	2024
	(dollars in thousands)
Beginning warranty reserve and general liability	$50,342	$48,949
Provision	1,865	1,736
Payments	(1,479)	(1,584)
Ending warranty reserve and general liability	$50,728	$49,101
Operating Leases—The Company primarily enters into operating leases for the right to use office space, model homes, and computer and office equipment, which have remaining lease terms that range from less than 1 year up to 7 years and often include one or more options to renew. The weighted average remaining lease term as of March 31, 2025 and December 31, 2024 was 4.6 and 4.5 years, respectively. Renewal terms are included in the lease term when it is reasonably certain the option will be exercised.
During March 2025 and throughout 2024, the Company sold model homes and immediately leased them back. The 2025 sales generated home sales revenue of $2.0 million and cost of sales of $1.7 million during the three months ended March 31, 2025. No home sales revenue or costs were recognized during the three months ended March 31, 2024. These model homes are leased back for terms typically ranging from 3 to 36 months. The Company determined that control of the model homes transferred to the buyer and, as a result, each of the transactions qualified as a sale. All of the leases from the transaction are accounted for as operating leases and applicable right-of-use assets and lease liabilities were recorded in the accompanying consolidated balance sheets.
The Company establishes a right-of-use asset and lease liability based on the present value of future minimum lease payments at the commencement date of a lease, or, if subsequently modified, the date of modification for active leases. As the rate implicit in each lease is not readily determinable, the Company’s incremental borrowing rate is used in determining the present value of future minimum payments as of the commencement date. The weighted average rate as of March 31, 2025 and December 31, 2024 was 8.1%. Lease components and non-lease components are accounted for as a single lease component. As of March 31, 2025, the Company had $22.9 million and $24.1 million recognized as a right-of-use asset and lease liability, respectively, which are presented on the consolidated balance sheets within other assets and accrued expenses and other liabilities, respectively. As of December 31, 2024, the Company had $23.4 million and $24.5 million recognized as a right-of-use asset and lease liability, respectively.
Operating lease expense for the three months ended March 31, 2025 was $0.8 million and is included in general and administrative expenses on the consolidated statements of operations. Operating lease expense for the three months ended March 31, 2024 was $0.8 million.
Landsea Homes Corp. | Q1 2025 Form 10-Q | 10

Landsea Homes Corporation
Notes to the Consolidated Financial Statements - (unaudited)
Future minimum payments under the non-cancelable operating leases in effect at March 31, 2025 were as follows (dollars in thousands):

2025	$7,635
2026	7,132
2027	4,297
2028	2,896
2029	2,859
Thereafter	3,766
Total lease payments	28,585
Less: Discount	(4,505)
Present value of lease liabilities	$24,080
 9.    Related Party Transactions
The Company occasionally has transactions with related parties, including Landsea Holdings Corporation (“Landsea Holdings”) which was previously the majority stockholder of the Company. As of March 31, 2025 and December 31, 2024, the Company had a net payable due to affiliates balance of $0.3 million and $0.5 million, respectively. A description of recent related party transactions is included below.
In December 2024, Landsea Holdings and Ever Fast Holdings Limited (“Ever Fast”), which were related parties of the Company at such time, completed a registered secondary offering of the Company’s common stock. The Company did not participate in purchasing any of the offered shares. The Company did not receive any of the proceeds from this secondary offering, except that Landsea Holdings paid the Company approximately $4.3 million, net of transaction closing fees, using funds received from the secondary offering. The payment represented a reimbursement for various services previously provided by the Company to Landsea Holdings. Upon the closing of this transaction, the Company wrote-off the remaining $0.8 million previously due from Landsea Holdings. Ever Fast no longer qualified as a related party upon the completion of the offering. The Company paid costs, fees, and expenses for the offering of $0.4 million and $0.3 million on behalf of Landsea Holdings and Ever Fast, respectively. The Company expects to be reimbursed by Ever Fast for the costs paid on its behalf. Following this transaction, Landsea Holdings ownership was reduced to 17% of the Company’s outstanding common stock as of the date of the transaction.
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
In June 2022, Landsea Capital Fund, who was under common control with the Company at the time of the transaction, contributed $55.0 million to the LCF JV. The LCF JV, which is consolidated by the Company, used these proceeds to purchase undeveloped land from the Company. The Company distributed less than $0.1 million to Landsea Capital Fund during the three months ended March 31, 2025. The Company distributed $6.8 million to Landsea Capital Fund during the three months ended March 31, 2024. All intercompany transactions between the Company and the LCF JV have been eliminated upon consolidation.
 10.    Income Taxes
Income taxes for the three months ended March 31, 2025 was a benefit of $2.8 million. Income taxes for the three months ended March 31, 2024 was a benefit of $0.03 million. The effective tax rate for the three months ended March 31, 2025 was a benefit of 28.4% compared to 4.3% for the three months ended March 31, 2024. The difference between the statutory tax rate and the effective tax rate for the three months ended March 31, 2025 is primarily related to state income taxes net of federal income tax benefits and estimated deduction limitations for executive compensation under Section 162(m), partially offset by tax credits for energy-efficient homes. The difference between the statutory tax rate and the effective tax rate for the three months ended March 31, 2024 is primarily related to excess tax benefits on share-based compensation and tax credits for energy-efficient homes, partially offset by state income taxes net of federal income tax benefits and estimated deduction limitations for executive compensation under Section 162(m).
Landsea Homes Corp. | Q1 2025 Form 10-Q | 11

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
Management of the five geographic regions report to the Company’s CODMs, the Chief Executive Officer and Chief Operating Officer of the Company. The CODMs review the results of operations and assess segment performance using gross margin and pretax income (loss) as reported on the consolidated statement of operations under the same captions. The CODMs use these metrics to evaluate the performance of segment assets in deciding whether to allocate resources to each segment or other goals of the business, such as acquisitions. These metrics are also used in budget versus actual analyses to monitor results in assessing performance of the segment and in establishing compensation of certain employees. Accordingly, the Company has presented its operations as the following five reportable segments:
•Arizona
•California
•Colorado
•Florida
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
Beginning in 2025, the Company concluded that our operations in Metro New York no longer meet the criteria to be classified as an operating segment. As a result, Metro New York is no longer included herein as a standalone reportable segment. The comparative periods have been recast with any Metro New York activity being incorporated into the corporate and other as a non-operating segment.
The following table summarizes total revenue and pretax income by segment:

	Three Months Ended March 31, 2025
	Arizona	California	Colorado	Florida	Texas	Total Reportable Segments	Corporate and Other	Consolidated Total
	(dollars in thousands)
Revenue	$79,994	$58,671	$12,735	$111,269	$48,142	$310,811	$—	$310,811
Cost of sales	67,307	49,344	11,820	96,321	46,554	271,346	(103)	271,243
Gross margin	12,687	9,327	915	14,948	1,588	39,465	103	39,568

Sales and marketing expenses	8,297	2,973	982	7,340	4,300	23,892	60	23,952
General and administrative expenses	4,656	5,138	1,741	6,330	4,925	22,790	4,023	26,813
Other income (expense), net	125	(41)	4	146	53	287	1,013	1,300

Pretax (loss) income	$(141)	$1,175	$(1,804)	$1,424	$(7,584)	$(6,930)	$(2,967)	$(9,897)
Landsea Homes Corp. | Q1 2025 Form 10-Q | 12

Landsea Homes Corporation
Notes to the Consolidated Financial Statements - (unaudited)

	Three Months Ended March 31, 2024
	Arizona	California	Colorado	Florida	Texas	Total Reportable Segments	Corporate and Other	Consolidated Total
	(dollars in thousands)
Revenue	$79,485	$131,894	$8,854	$73,060	$748	$294,041	$—	$294,041
Cost of sales	66,844	112,294	7,760	62,972	710	250,580	—	250,580
Gross margin	12,641	19,600	1,094	10,088	38	43,461	—	43,461

Sales and marketing expenses	7,809	4,700	707	4,674	558	18,448	40	18,488
General and administrative expenses	4,538	6,856	1,543	5,802	1,413	20,152	5,930	26,082
Other income (expense), net	185	167	4	153	(3)	506	1,307	1,813

Pretax income (loss)	$479	$8,211	$(1,152)	$(235)	$(1,936)	$5,367	$(4,663)	$704
Other income (expense), net includes income from forfeited customer deposits; costs from abandoned projects; gains or losses on disposals of fixed assets; mortgage and title revenue; and other insignificant activity.
The following table summarizes total assets by segment:

	March 31, 2025	December 31, 2024
	(dollars in thousands)
Assets
Arizona	$313,020	$305,952
California	446,758	436,854
Colorado	44,752	39,374
Florida	403,419	414,790
Texas	368,242	378,569
Total assets for reportable segments	1,576,191	1,575,539
Corporate and other	106,191	125,798
Total assets	$1,682,382	$1,701,337
Included in the corporate and other assets is cash and cash equivalents of $36.1 million and $57.9 million as of March 31, 2025 and December 31, 2024, respectively.
As of March 31, 2025 and December 31, 2024, goodwill of $20.7 million, $47.9 million and $87.0 million was allocated to the Arizona, Florida, and Texas segments, respectively.
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
Landsea Homes Corp. | Q1 2025 Form 10-Q | 13

Landsea Homes Corporation
Notes to the Consolidated Financial Statements - (unaudited)
The following table presents carrying values, excluding any discounts or deferred loan costs, and estimated fair values of financial instruments:

		March 31, 2025		December 31, 2024
	Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
		(dollars in thousands)
Liabilities:
Line of credit facility (1)	Level 2	$200,000	$200,000	$199,000	$199,000
11.0% Senior Notes	Level 2	$250,000	$251,250	$250,000	$261,250
8.875% Senior Notes	Level 2	$300,000	$286,500	$300,000	$298,125
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
Non-financial assets such as real estate inventories and goodwill are measured at fair value on a non-recurring basis using a discounted cash flow approach with Level 3 inputs within the fair value hierarchy as applicable. This measurement is performed when events and circumstances indicate the asset’s carrying value is not fully recoverable. During the three months ended March 31, 2025, it was determined that real estate inventories with a carrying value of $6.2 million within one community in the Texas segment were not expected to be fully recoverable. Accordingly, a real estate inventories impairment charge was recognized in the amount of $1.5 million to reflect the estimated fair value of the community at $4.7 million. During the three months ended March 31, 2024, it was determined that none of the real estate inventories or goodwill required impairment. Refer to Note 4 – Real Estate Inventories for additional information.
 13. Stock-Based Compensation
The following table presents a summary of the Company’s nonvested performance share units (“PSUs”) and restricted stock units (“RSUs”) for the three months ended March 31, 2025:

	Awards	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested, at December 31, 2024	1,708	$8.96
Granted	819	7.00
Vested	(124)	9.69
Forfeited	(519)	8.42
Nonvested, at March 31, 2025	1,884	$8.21
The following table presents a summary of the Company’s stock options activity for the three months ended March 31, 2025:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Options outstanding at December 31, 2024	708	$9.50
Granted	—	—
Exercised	(13)	6.48
Forfeited	(30)	11.04
Options outstanding at March 31, 2025	665	$9.49	7.02	$—
Options exercisable at March 31, 2025	474	$8.95	6.35	$—
Landsea Homes Corp. | Q1 2025 Form 10-Q | 14

Landsea Homes Corporation
Notes to the Consolidated Financial Statements - (unaudited)
Stock-based compensation expense totaled $0.8 million during the three months ended March 31, 2025, and is included in general and administrative expenses on the consolidated statements of operations. For the three months ended March 31, 2024, stock-based compensation expense totaled $0.7 million.
The following table presents a summary of the Company’s outstanding RSUs and PSUs, assuming the current estimated level of performance achievement:

March 31, 2025
(in thousands, except period)
Unvested units	1,884
Remaining cost on unvested units	$3,792
Remaining vesting period	2.96 years
Stock-based compensation expense associated with the outstanding RSUs and PSUs is measured using the grant date fair value which is based on the closing price as of the grant date. The expense associated with the PSUs also incorporates the estimated achievement of the established performance criteria at the end of each reporting period until the performance period ends.
 14. Stockholders’ Equity
The Company’s authorized capital stock consists of 500.0 million shares of common stock with a par value of $0.0001 per share and 50.0 million shares of preferred stock with a par value of $0.0001 per share. As of March 31, 2025, there were 41.8 million shares of common stock issued and 36.4 million outstanding, and no shares of preferred stock issued or outstanding. All outstanding shares of common stock are validly issued, fully paid, and nonassessable.
Stock Repurchases
In January 2022, the Board of Directors authorized a stock repurchase program which has been utilized and amended from time to time. No additional stock repurchase capacity was authorized during 2024 or the three months ended March 31, 2025.
During the three months ended March 31, 2024, the Company repurchased 534,436 shares of common stock for a total of $6.4 million, excluding commissions, which was recorded as a reduction to additional paid-in capital. During the three months ended March 31, 2025, the Company did not repurchase any shares of common stock.
As of March 31, 2025, the Company had approximately $2.5 million in remaining capacity from previous authorizations.
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
Warrants
As of March 31, 2025, there were 15,525,000 outstanding warrants consisting entirely of public warrants (the “Warrants”). At the time of the Merger, the Warrant Agreement was amended so that each public warrant is exercisable at $1.15 for one tenth of a share of common stock. As part of the amendment, each holder of the public warrants received $1.85 per warrant for a total of $28.7 million paid by the Company upon closing of the Merger. The Warrants will expire five years after the completion of the Merger or earlier upon redemption or liquidation.
Landsea Homes Corp. | Q1 2025 Form 10-Q | 15

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
 15. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the three and three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	(dollars in thousands, except share and per share amounts)
Numerator
Net (loss) income attributable to common stockholders	$(7,254)	$190

Denominator
Weighted average common shares outstanding - basic	36,334,207	36,279,679
Dilutive effect of warrants	—	135,932
Dilutive effect of options	—	146,408
Dilutive effect of share-based awards	—	236,703
Weighted average common shares outstanding - diluted	36,334,207	36,798,722

(Loss) earnings per share
Basic	$(0.20)	$0.01
Diluted	$(0.20)	$0.01
The Company excluded 2.1 million common stock equivalents from diluted EPS related to antidilutive equity instruments during the three months ended March 31, 2025. The Company also excluded 0.2 million of potentially dilutive stock related to options and awards due to the Company being in a net loss position during the three months ended March 31, 2025. The Company excluded 0.1 million common stock equivalents from diluted EPS related to antidilutive equity instruments during the three months ended March 31, 2024. The antidilutive effect during the three months ended March 31, 2025, is primarily attributable to the warrants. During that period, the average stock price of the Company was below the strike price of the warrants, whereas during the three months ended March 31, 2024, the average stock price exceeded the warrants’ strike price.
Landsea Homes Corp. | Q1 2025 Form 10-Q | 16

Landsea Homes Corporation
Notes to the Consolidated Financial Statements - (unaudited)
 16.    Supplemental Disclosures of Cash Flow Information
The following table presents certain supplemental cash flow information:

	Three Months Ended March 31,
	2025	2024
	(dollars in thousands)
Supplemental disclosures of cash flow information
Interest paid, net of amounts capitalized	$—	$—
Income taxes paid	$—	$378

Supplemental disclosures of non-cash investing and financing activities
Change in right-of-use assets for new, modified, or terminated operating leases	$2,036	$2,553
 17.    Subsequent Event
On May 12, 2025, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Lido Holdco, Inc., a Delaware corporation (“Parent”), which is a wholly owned subsidiary of The New Home Company Inc., and Lido Merger Sub, Inc., a Delaware corporation and a wholly owned, direct subsidiary of Parent (“Merger Sub”), pursuant to which Merger Sub will conduct a cash tender offer (the “Offer”) to acquire any and all of the issued and outstanding shares of our common stock, par value $0.0001 per share (the “Shares”), at a price per share of $11.30, in cash, net to the holder thereof, without interest and subject to applicable withholding (the “Offer Price”).
The Offer, once commenced, will initially remain open for a minimum of 20 business days, subject to certain possible extensions on the terms set forth in the Merger Agreement. Merger Sub’s obligation to purchase the Shares validly tendered and not validly withdrawn pursuant to the Offer is subject to the satisfaction or waiver of customary conditions, including the valid tender of the number of Shares that, together with any Shares held by Parent, Merger Sub or any of their respective affiliates, represents at least a majority of all then outstanding Shares.
Upon the consummation of the Offer, subject to the terms and conditions of the Merger Agreement, Merger Sub will merge with and into us (the “Merger”) pursuant to Section 251(h) of the Delaware General Corporation Law with us as the surviving corporation. At the effective time of the Merger, each Share (other than Shares (i) owned directly by us (or any of our wholly owned subsidiaries), Parent, Merger Sub or any of their respective affiliates prior to the Effective Time or (ii) owned by any stockholder who is entitled to demand and properly demands the appraisal of such shares) will be automatically cancelled and converted into the right to receive an amount in cash equal to the Offer Price.
Under specified circumstances, the Merger Agreement requires us to pay Parent a termination fee of $17.0 million upon termination of the Merger. The Merger Agreement also provides that Parent will be required to pay us a reverse termination fee of $28.2 million, under specified circumstances, upon termination of the Merger Agreement by Parent.
Landsea Homes Corp. | Q1 2025 Form 10-Q | 17

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with and is qualified in its entirety by the consolidated financial statements and notes thereto included elsewhere in this document. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements. Factors that may cause such a difference include, but are not limited to, those discussed in the section entitled “Risk Factors” of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2025. This section discusses certain items in the three months ended March 31, 2025 and 2024 and year-to-year comparisons between those periods. References to “we”, “Landsea Homes”, the “Company”, “us”, or “our” refer to Landsea Homes Corporation.
Landsea Homes Corp. | Q1 2025 Form 10-Q | 18

Consolidated Financial Data

The following table summarizes our unaudited results of operations for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025	2024
	(dollars in thousands, except per share amounts)
Revenue
Home sales	$299,373	$292,592
Lot sales and other	11,438	1,449
Total revenues	310,811	294,041

Cost of sales
Home sales	260,515	248,897
Lot sales and other	10,728	1,683
Total cost of sales	271,243	250,580

Gross margin
Home sales	38,858	43,695
Lot sales and other	710	(234)
Total gross margin	39,568	43,461

Sales and marketing expenses	23,952	18,488
General and administrative expenses	26,813	26,082
Total operating expenses	50,765	44,570

Loss from operations	(11,197)	(1,109)

Other income, net	1,300	1,813
Pretax (loss) income	(9,897)	704

Benefit for income taxes	(2,808)	(30)

Net (loss) income	(7,089)	734
Net income attributable to noncontrolling interests	165	544
Net (loss) income attributable to Landsea Homes Corporation	$(7,254)	$190

(Loss) income per share:
Basic	$(0.20)	$0.01
Diluted	$(0.20)	$0.01

Weighted average common shares outstanding:
Basic	36,334,207	36,279,679
Diluted	36,334,207	36,798,722
Landsea Homes Corp. | Q1 2025 Form 10-Q | 19

Business Overview

Driven by a commitment to sustainability, we design and build homes and communities in Arizona, California, Colorado, Florida, and Texas. We create inspired spaces for modern living and feature homes and communities in vibrant, prime locations which connect seamlessly with their surroundings and enhance the local lifestyle for living, working, and playing. The defining principle, “Live in Your Element®,” creates the foundation for our customers to live where they want to live, how they want to live – in a home created especially for them.

We are engaged in the acquisition, development, and sale of homes and lots in five states: Arizona, California, Colorado, Florida, and Texas, which also comprise the Company’s five reportable segments. We build and sell an extensive range of home types across a variety of price points, but we focus our efforts on the first-time homebuyer. Our corporate operations are a non-operating segment that supports our homebuilding operations by providing executive, finance, treasury, human resources, accounting, and legal services.

We have previously included operations in the Metro New York as a reportable segment. Beginning 2025, we concluded that those operations no longer meet the criteria to be classified as an operating segment. As a result, Metro New York is no longer included as a standalone reportable segment and we have recast comparable historic periods to remove those operations or combined them with our corporate operations as a corporate and other non-operating segment.
In April 2024, the Company completed the acquisition of Antares Acquisition, LLC (“Antares”), a Dallas Fort Worth based homebuilder, for $239.8 million using a combination of cash on hand and borrowing under the Company’s existing credit facility, which included repayment of approximately $40.2 million of Antares’ debt. The Antares acquisition increased our presence in Texas with approximately 2,100 lots owned or controlled at the time of acquisition. We believe this acquisition fits with and continues to advance our overall business strategy by expanding into new and diverse markets.

We manage inventory challenges by partnering with suppliers that can dedicate their attention and products to us, leveraging operational forecasts to assist in making purchase orders with sufficient lead time, using standard size products that are interchangeable, and holding select products on hand to ensure availability. Over the last few quarters, we have seen improvements in our cycle time from beginning construction on a home to final delivery to the homebuyer. We believe these steps will allow us to continue to shorten our construction cycle time. Costs of construction have generally increased over recent quarters at a moderate pace. Higher construction costs to build our homes have primarily been driven in recent periods by increased land costs in the markets we operate in and financing costs driven in large part by higher interest rates. We expect the costs of construction to rise in future periods due to recent tariffs on countries from which our suppliers and contractors source raw materials and goods. Although we are monitoring the economic effects of such developments, as well as opportunities to mitigate their related impacts, we are not able to predict the extent or timing of cost increases due to uncertainty about which countries and materials will be subject to tariffs and at which rates. Following supply chain issues stemming from challenges associated with the COVID-19 pandemic, our supply chains are more robust than in previous periods and, over the long-term, we anticipate our supply chains will further adjust to moderate some of those increased costs. However, such changes are currently subject to the same uncertainties around tariff implementation and may not yield significant improvements.

Sustained higher mortgage interest rates have amplified challenges to affordability for many potential homebuyers and put pressure on demand across the nation. Our absorption and cancellation rates have mostly stabilized compared to previous years’ rates as homebuyers in our backlog acclimated to the elevated interest rate environment. However, inflation, and the potential for interest rates to remain elevated, continues to cause affordability concerns and market uncertainty. These concerns caused challenges across the homebuilding industry throughout 2024 and have continued into the first quarter of 2025. Although we saw marginal relief in mortgage interest rates during recent quarters, they continue to remain volatile and have not translated to significant movement for homebuyers. Uncertainty about macroeconomic conditions amid government actions may also lead to greater inflation causing mortgage interest rates to remain elevated for longer. Such uncertainty may impact our business and customers in other ways that we are not able to foresee at this time. We expect rates to remain elevated in coming quarters and there can be no assurance as to the direction, timing, and magnitude of any future movement. Changes in mortgage interest rates can significantly influence our absorption and cancellation rates as well as our profitability. Even as rates show signs of easing, some homebuyers, anticipating further decreases in rates, may continue to delay purchasing a home. In light of these expectations, we are focusing our sales and marketing efforts on addressing affordability through a commitment to lower fixed interest rate incentive programs as well as providing purchase incentives, subject to managing our inventory levels in the market. We manage certain nationwide marketing programs, however incentives are specifically tailored to the circumstances of each community. We regularly perform stress tests on
Landsea Homes Corp. | Q1 2025 Form 10-Q | 20

our backlog to identify homebuyers that are most likely to cancel their sales contracts, without intervention, due to higher costs from rising interest rates.

During 2024, we launched our exclusive financial services, Landsea Elements, which provides end-to-end support for our homebuyers through our existing services, Landsea Mortgage and Landsea Title, along with our newest offering, Landsea Insurance Agency. Through licensing agreements, we partner with NFM Lending and S3 Home Loans as preferred lenders to provide mortgage services under the name Landsea Mortgage. In connection with this arrangement, we have focused many of our incentives on mortgage interest rates and assisting homebuyers with interest rate buydowns on their home loans. This focus has helped achieve certain goals related to sales pace and absorption, but these additional discounts and incentives have lowered revenue and gross margins. We continue to monitor the credit worthiness of our homebuyers through Landsea Mortgage with the objective of converting as many of our sales as possible into successful home deliveries. In addition to Landsea Mortgage, we offer title and insurance services through Landsea Title and Landsea Insurance Agency, respectively. Together we believe these offerings, bundled under the umbrella of Landsea Elements, provide significant value to potential homebuyers in facilitating the homebuying process and offer us additional opportunities to generate positive returns and gain insights throughout the homebuying process while managing and converting sales to deliveries.

In March 2024, Landsea Holdings Corporation (“Landsea Holdings”), the Company’s then-majority stockholder, completed an underwritten secondary offering of approximately 2.8 million shares of the Company’s common stock. The Company did not receive any proceeds from the sale of shares by Landsea Holdings. The Company paid costs, fees, and expenses for the offering of $0.6 million. Immediately following completion of such sale by Landsea Holdings, the aggregate beneficial ownership of Landsea Holdings fell below 50% of our outstanding shares of common stock. As a result, we no longer qualify as a “controlled company” under The Nasdaq Stock Market LLC listing standards. In the second half of 2024, Landsea Holdings’ ownership further decreased and was 17% of our outstanding shares of common stock as of the date of the transaction.

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

Summary Results of Operations

For the three months ended March 31, 2025, home sales revenue increased 2% to $299.4 million from $292.6 million and home deliveries increased 27% to 643 units from 505 units, in each case as compared to the same period in the prior year. The increase in home sales revenue and home deliveries year-over-year is primarily the result of the addition of Antares in our Texas segment as
Landsea Homes Corp. | Q1 2025 Form 10-Q | 21

well as improvements in our Florida segment, offset by fewer home deliveries in our California segment. These improvements were partially offset by challenges to affordability across all of our operating segments as mortgage interest rates remain high and more incentives are required to sustain demand. In total, net loss for the three months ended March 31, 2025 was $7.1 million compared to net income of $0.7 million in the corresponding prior year period.

We remain focused on growth and view our ability to maintain optimal leverage ratios as a key factor in obtaining the financing required in order to expand. Our debt to capital ratio increased to 52.1% as of March 31, 2025 compared to 51.8% as of December 31, 2024. Our net debt to total capital ratio (a non-GAAP financial measure; see below for the definition and reconciliation to the most directly comparable GAAP measure) increased to 48.3% as of March 31, 2025 compared to 47.7% as of December 31, 2024. We believe that our financial condition and operating platform position us well to continue to execute our growth strategy and are focused on reducing our leverage ratios over time.

We anticipate the homebuilding markets in each of our operating segments to be tied to both the local economy and the macro-economic environment. Accordingly, net orders, home deliveries, and average selling price (“ASP”) can be negatively affected by economic conditions, such as rising interest rates, decreases in employment and median household incomes, decreases in household formations, and increases in supply of inventories. Shortages in labor or materials can also significantly increase costs, reduce gross margins, and lower our overall profitability. During the three months ended March 31, 2025 we observed improved absorption rates in Arizona and Florida, compared to the same period in the prior year, primarily due to successful sales promotions that have helped generate sales, partially offset by continued high mortgage interest rates and concerns about home affordability. In California, compared to the period in the prior year, our absorption decreased as our net new sales during this quarter were significantly impacted by affordability concerns despite continued incentives. Mortgage interest rates continue to be a primary concern for homebuyers and while we continue to see stabilization in most markets, homebuyers continue to be sensitive to mortgage interest rates. Our results have been impacted, and could be further impacted, by continued challenges in home affordability as a result of sustained higher prices, elevated mortgage interest rates, or tightening of mortgage lending standards.

Net New Home Orders, Dollar Value of Orders, and Monthly Absorption Rates

Changes in the dollar value of net new orders are impacted by changes in the number of net new orders and the ASP of those homes. Monthly absorption rate is calculated as total net new orders per period, divided by the average active communities during the period, divided by the number of months per period. Commentary on significant changes in these metrics for each of our segments is provided below.

	Three Months Ended March 31,
	2025				2024				% Change
	Homes	Dollar Value	ASP	Monthly Absorption Rate	Homes	Dollar Value	ASP	Monthly Absorption Rate	Homes	Dollar Value	ASP	Monthly Absorption Rate
	(dollars in thousands)
Arizona	189	$80,704	$427	3.8	233	$103,515	$444	3.6	(19%)	(22%)	(4)%	6%
California	84	59,121	704	2.6	107	108,325	1,012	3.7	(21%)	(45%)	(30)%	(30%)
Colorado	33	15,897	482	3.7	23	10,871	473	3.8	43%	46%	2%	(3%)
Florida	216	99,639	461	2.9	236	109,533	464	2.7	(8%)	(9%)	(1)%	7%
Texas	157	62,451	398	2.6	12	4,695	391	13.3	1208%	1230%	2%	(80%)
Total	679	$317,812	$468	3.0	611	$336,939	$551	3.3	11%	(6%)	(15)%	(9%)

In the Arizona segment, we experienced lower results across most of the metrics outlined above for the three months ended March 31, 2025, compared to the prior year period. This was primarily due to the continued need for significant sales and incentive programs as affordability remains a challenge in the current environment. Interest rates continue to have a significant impact on our Arizona segment which resulted in lower net orders for the three months ended March 31, 2025. The current interest rate environment and economic uncertainty may continue to present challenges to our business throughout all of our segments.

In the California segment, the decrease in net new orders’ count and dollar value for the three months ended March 31, 2025, compared to the corresponding prior period was primarily due to community turnover along with continued challenges from the current interest rate environment. During the first three months of 2024, we had been selling homes in some communities with higher
Landsea Homes Corp. | Q1 2025 Form 10-Q | 22

price points while the current period sales come primarily from communities which have sales prices at a more attainable price point for the local market. The change in product mix for the period along with a higher level of incentives contributed to the decrease in our overall ASP. Like other markets, California continues to see challenges from higher interest rates and there is still uncertainty about the long-term trends as consumers continue evaluating prices and overall payments in the current environment.

Our operations in our Colorado segment continue to grow in size as we increase our activity in that market. During the three months ended March 31, 2025, the Colorado segment had 33 net new home orders compared to 23 during the three months ended March 31, 2024, while maintaining a relatively consistent ASP.

Our Florida segment had a lower number of net new home orders and a corresponding decrease in dollar value while ASP remained relatively steady. Continued incentives remain key for this segment in selling homes. We continue to strive for the right balance between incentives and sales pace. As with our other segments, buyers are still sensitive to interest rate increases which may continue to present additional challenges.

During the three months ended March 31, 2025, our Texas segment continued to integrate the operations of Antares following the acquisition in April 2024. This led to an increase in net new home orders, dollar value, and absorption compared to the same period in the prior year. Like our other markets, the Texas segment has been impacted by continued mortgage interest rate and affordability concerns.

Average Selling Communities

Average selling communities is the sum of communities actively selling homes each month, divided by the total months in the calculation period.

	Three Months Ended March 31,
	2025	2024	% Change
Arizona	16.7	21.3	(22%)
California	10.7	9.7	10%
Colorado	3.0	2.0	50%
Florida	24.7	29.3	(16%)
Texas	20.3	0.3	6,667%
Total	75.4	62.6	20%

Home Deliveries and Home Sales Revenue

Changes in home sales revenue are the result of changes in the number of homes delivered and the ASP of those delivered homes. Commentary on significant changes in these metrics for each of our segments is provided below.

	Three Months Ended March 31,
	2025			2024			% Change
	Homes	Dollar Value	ASP	Homes	Dollar Value	ASP	Homes	Dollar Value	ASP
	(dollars in thousands)
Arizona	185	$78,895	$426	183	$78,741	$430	1%	—%	(1)%
California	65	49,010	754	146	131,894	903	(55)%	(63)%	(17)%
Colorado	29	12,735	439	17	8,854	521	71%	44%	(16)%
Florida	238	110,591	465	157	72,355	461	52%	53%	1%
Texas	126	48,142	382	2	748	374	6200%	6336%	2%
Total	643	$299,373	$466	505	$292,592	$579	27%	2%	(20)%

Our Arizona segment delivered consistent results during the three months ended March 31, 2025 compared to the corresponding prior period. We have seen a continued need to provide incentives in order to deliver homes during the three months ended March 31, 2025 compared to the corresponding prior period. Market uncertainty remains and future deliveries may require additional incentives until interest rates improve further.
Landsea Homes Corp. | Q1 2025 Form 10-Q | 23

Our California segment delivered fewer homes at lower price points during the three months ended March 31, 2025 compared to the corresponding prior period. The decrease in home deliveries, revenue, and ASP during the three months ended March 31, 2025, was driven primarily by the need for greater incentives to close on homes, a shift in product mix with greater contributions from communities at more attainable price points, and a significantly lower starting backlog for the period. Market uncertainty remains a key factor during the current period and future deliveries may require additional incentives until interest rates improve further.

Operations in our Colorado segment continue to grow in size as we increase our activity in that market. For the three months ended March 31, 2025, the Colorado segment delivered 29 homes and generated $12.7 million in home sales revenue compared to 17 homes and $8.9 million in home sales revenue in the corresponding prior period.

Our Florida segment delivered significantly more homes during the three months ended March 31, 2025 compared to the same period in the prior year. The increase during the periods was the result of strong results from our sales programs while still maintaining a relatively consistent ASP. Fluctuations in mortgage interest rates continue to cause uncertainty with buyers. Similar to our other segments, market uncertainty and concerns of affordability remain and could impact future results.

During the three months ended March 31, 2025, our Texas segment continued integrating the operations of Antares following the acquisition in April 2024. This led to an increase in home deliveries and revenue compared to the comparable prior period. We expect deliveries to rise throughout the year as we continue to expand our footprint in Texas and build our reputation in the areas where our communities are located, however, like our other markets, the Texas segment has been impacted by continued mortgage interest rate and affordability concerns.
Home Sales Gross Margins

Home sales gross margin measures the price achieved on delivered homes compared to the costs incurred to build the home. In the following table, we calculate gross margins adjusting for interest in cost of sales, real estate inventories impairment, and purchase price accounting for acquired work in process inventory. We believe the below information is meaningful as it isolates the impact that indebtedness, impairments, and acquisitions have on the gross margins and allows for comparability to previous periods and competitors. See Note 2 – Business Combination within the accompanying notes to the consolidated financial statements for additional discussion regarding acquired work in process inventory.

	Three Months Ended March 31,
	2025	%	2024	%
	(dollars in thousands)
Home sales revenue	$299,373	100.0%	$292,592	100.0%
Cost of home sales	260,515	87.0%	248,897	85.1%
Home sales gross margin	38,858	13.0%	43,695	14.9%
Add: Interest in cost of home sales	13,878	4.6%	10,557	3.6%
Add: Real estate inventories impairment	1,500	0.5%	—	—%
Adjusted home sales gross margin excluding interest and real estate inventories impairment (1)	54,236	18.1%	54,252	18.5%
Add: Purchase price accounting for acquired inventory	5,619	1.9%	2,456	0.8%
Adjusted home sales gross margin excluding interest, real estate inventories impairment, and purchase price accounting for acquired inventory (1)	$59,855	20.0%	$56,708	19.4%
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

Home sales gross margin decreased by 190 basis points from the corresponding period in 2024 to 13.0% for the three months ended March 31, 2025. The decrease is primarily due to the need for continued sales discounts and incentives to drive sales and delivery activity in the current period coupled with higher interest costs due to our higher average debt balances and the elevated interest rate environment. Gross margin was similarly impacted by additional purchase price accounting costs on inventories acquired in recent business combinations and an impairment at one of our communities during the three months ended March 31, 2025.

Landsea Homes Corp. | Q1 2025 Form 10-Q | 24

Adjusted home sales gross margin excluding interest, real estate inventories impairment, and purchase price accounting for acquired inventory increased 60 basis points to 20.0% for the three months ended March 31, 2025 compared to the corresponding period in 2024. This improvement was primarily driven by our mix of homes delivered during the current quarter which included homes with lower land costs as a percent of revenue, partially offset by the previously mentioned sales discounts and incentives. Discounts and incentives remained an important part of our sales strategy for the three months ended March 31, 2025, compared to the prior year period. The incentives primarily related to closing cost assistance and mortgage interest rate buydowns on behalf of our homebuyers.

Backlog

Backlog reflects the number of homes, net of cancellations, for which we have entered into a sales contract with a customer but have not yet delivered the home.

	March 31, 2025			March 31, 2024			% Change
	Homes	Dollar Value	ASP	Homes	Dollar Value	ASP	Homes	Dollar Value	ASP
	(dollars in thousands)
Arizona	74	$35,509	$480	146	$66,207	$453	(49)%	(46)%	6%
California	49	35,588	726	122	134,601	1,103	(60)%	(74)%	(34)%
Colorado	10	6,566	657	20	9,557	478	(50)%	(31)%	37%
Florida	205	114,330	558	325	165,662	510	(37)%	(31)%	9%
Texas	88	38,842	441	10	3,947	395	780%	884%	12%
Total	426	$230,835	$542	623	$379,974	$610	(32)%	(39)%	(11)%

The decrease in the number of backlog homes and value as of March 31, 2025 as compared to March 31, 2024 is primarily attributable to more of our buyers desiring quick move-in homes for certainty of delivery and certainty of payment. As a result, we are converting our backlog at a faster rate in recent periods than before. We expect this trend to slow and anticipate increasing our backlog throughout the coming quarters. The decrease in backlog is partially offset by an increase in backlog in our Texas segment resulting primarily from the Dallas Fort Worth metropolitan area due to our acquisition of Antares. Overall, the current market environment remains uncertain and further challenges could persist.

Lot Sales and Other Revenue

Lot sales and other revenue and our related gross margin can vary significantly between reporting periods based on the number of lots under contract during the period, as well as, in cases where we have continuing development obligations, the percentage of those development activities completed. For the three months ended March 31, 2025, we recognized $11.4 million of lot sales and other revenue in our Arizona, California, and Florida segments related to the sale of lots and, in certain cases, the subsequent development of lots under contract. For the three months ended March 31, 2024, we recognized $1.4 million of lot sales and other revenue in our Arizona and Florida segments related to the sale and subsequent development of lots under contract.

As of March 31, 2025 and December 31, 2024, we had contract assets of $3.4 million and $3.9 million, respectively, related to lot sales and other revenue. The contract asset balance is included in other assets on the Company’s consolidated balance sheets and represents cash to be received for work already performed on lot sale and other contracts. The amount of the transaction price for lot sales and other contracts allocated to performance obligations that were unsatisfied, or partially unsatisfied, as of March 31, 2025 and December 31, 2024 was $1.6 million and $2.4 million, respectively.

As of March 31, 2025 the Company had $0.8 million deferred revenue from lot sales and other contracts included in accrued expenses and other liabilities in the Company’s consolidated balance sheets. As of December 31, 2024, the Company had $0.4 million deferred revenue related to lot sales and other contracts. We reduce these liabilities and recognize revenue as development progresses and the related performance obligations are completed.

Landsea Homes Corp. | Q1 2025 Form 10-Q | 25

Lots Owned or Controlled

The table below summarizes the lots owned or controlled by reportable segment as of the dates presented. Lots controlled includes lots where we have placed a deposit and have a signed purchase contract or rolling option contract.

	March 31, 2025			March 31, 2024
	Lots Owned	Lots Controlled	Total	Lots Owned	Lots Controlled	Total	% Change
Arizona	1,211	1,654	2,865	1,505	1,462	2,967	(3%)
California	716	825	1,541	569	1,200	1,769	(13%)
Colorado	213	280	493	168	125	293	68%
Florida	1,255	1,485	2,740	1,800	1,770	3,570	(23%)
Texas	1,315	1,562	2,877	202	1,548	1,750	64%
Total	4,710	5,806	10,516	4,244	6,105	10,349	2%

The total lots owned or controlled at March 31, 2025 increased 2% from March 31, 2024. We are growing our lot count in new areas through recent acquisitions, including in Texas following our acquisition of Antares during 2024 and in Colorado following our 2023 acquisition in that market. In our other markets, we have focused on developing and delivering on lots that we already own and control to best leverage the lot base we have established. While we continue to deliver on owned homes and take possession of lots previously under contract, we are monitoring the market to appropriately manage future lot contracts. Our goal remains to maintain a solid balance sheet while entering into contracts for new lots when we are satisfied that the timing and metrics support our actions.

Results of Operations by Segment

	Three Months Ended March 31,
	2025	2024
Pretax income (loss)	(dollars in thousands)
Arizona	$(141)	$479
California	1,175	8,211
Colorado	(1,804)	(1,152)
Florida	1,424	(235)
Texas	(7,584)	(1,936)
Total reportable segments pretax (loss) income	(6,930)	5,367
Corporate and other	(2,967)	(4,663)
Total pretax (loss) income	$(9,897)	$704

Our Arizona segment recorded pretax loss of $0.1 million in the three months ended March 31, 2025 compared to pretax income of $0.5 million in the comparable period in 2024. The decrease in pretax income during the current period was primarily due to slightly higher sales, marketing, and general and administrative (“SG&A”) expenses as a percentage of home sales revenue during the current period.

Our California segment recorded pretax income of $1.2 million for the three months ended March 31, 2025 compared to pretax income of $8.2 million in the comparable period in 2024. The decrease in pretax income during the current period was primarily due to a significant decrease in deliveries and ASP, resulting in lower home sales revenue, partially offset by lower SG&A expenses following the reduction-in-force that occurred during the prior year.

Our Colorado segment recorded pretax loss of $1.8 million for the three months ended March 31, 2025 compared to pretax loss of $1.2 million in the comparable period in 2024. Although deliveries and revenue increased, gross margin was down slightly due to the increased use of incentives, and the pretax loss was further affected by higher SG&A costs.

Our Florida segment recorded pretax income of $1.4 million for the three months ended March 31, 2025 compared to pretax loss of $0.2 million in the comparable period in 2024. The increase in pretax income is primarily driven by significantly more
Landsea Homes Corp. | Q1 2025 Form 10-Q | 26

deliveries and higher home sales revenue compared to the prior period. Although SG&A increased overall, as a percentage of home sales revenue, it decreased slightly.

Our Texas segment recorded pretax loss of $7.6 million for the three months ended March 31, 2025 compared to pretax loss of $1.9 million in the comparable period in 2024. Although we had significantly more deliveries and home sales revenue in our Texas segment due to the acquisition of Antares in April 2024, we also incurred significantly more costs of sales and SG&A. Additionally, gross margins at Texas are subject to the effects of purchase price accounting adjustments which increased the book value of our real estate inventories at the time of acquisition and will continue to result in lower gross margins for a period of time until the acquired inventories are delivered.

We have also identified our corporate operations as a non-operating segment, as it serves to support the business’s operations through functional departments such as executive, finance, treasury, human resources, accounting, and legal. The majority of the corporate personnel and resources are dedicated to activities relating to the business’s operations and are allocated accordingly. Our Metro New York operations no longer qualify as an operating segment and therefore have been aggregated with our corporate operations and presented as corporate and other. The corporate and other non-operating segment generated a smaller pretax loss during the three months ended March 31, 2025 compared to the prior year period primarily due to transaction costs resulting from the Antares acquisition and the secondary offering in the first half of the prior year.

Sales, Marketing, and General and Administrative Expenses

	Three Months Ended March 31,		As a Percentage of Home Sales
	2025	2024	2025	2024
	(dollars in thousands)
Sales and marketing expenses	$23,952	$18,488	8.0%	6.3%
General and administrative expenses	26,813	26,082	9.0%	8.9%
Total operating expenses	$50,765	$44,570	17.0%	15.2%

For the three months ended March 31, 2025, sales and marketing expenses increased compared to the prior year period primarily due to the increasing volume of sales and deliveries and thus related commission costs as well as higher costs to run our model and sales operations due to the sale and leaseback of model homes during the second half of 2024 and the first quarter of 2025. General and administrative (“G&A”) costs remained relatively consistent during the three months ended March 31, 2025 compared to the prior period as higher wage and other administrative costs grew as we brought on the additional employees related to the Antares acquisition; however, those costs were partially offset by lower transaction related expenses.

The SG&A expense rate as a percentage of home sales revenue for the three months ended March 31, 2025 was 17.0%, an increase of 1.8% from the prior year period. The SG&A expense rate increased primarily due to the higher cost of commissions, as well as model and sales operations discussed above.

Other income, net

Other income, net for the three months ended March 31, 2025 was primarily the result of income from our Landsea Elements activities.

(Benefit) Provision for Income Taxes

Income taxes for the three months ended March 31, 2025 was a benefit of $2.8 million. Income taxes for the three months ended March 31, 2024 was a benefit of $0.03 million. The effective tax rate for the three months ended March 31, 2025 was a benefit of 28.4% compared to 4.3% for the three months ended March 31, 2024. The difference between the statutory tax rate and the effective tax rate for the three months ended March 31, 2025 was primarily related to state income taxes net of federal income tax benefits and estimated deduction limitations for executive compensation under Section 162(m), partially offset by tax credits for energy-efficient homes. The difference between the statutory tax rate and the effective tax rate for the three months ended March 31, 2024, was primarily related to excess tax benefits on share-based compensation and tax credits for energy-efficient homes, partially offset by state income taxes net of federal income tax benefits and estimated deduction limitations for executive compensation under Section 162(m).

Landsea Homes Corp. | Q1 2025 Form 10-Q | 27

The accounting for deferred taxes is based upon estimates of future results. Differences between the anticipated and actual outcomes of these future results could have a material impact on our consolidated results of operations or financial position. Also, changes in existing federal and state tax laws and tax rates could affect future tax results and the valuation of our deferred tax assets.

Critical Accounting Estimates
Critical accounting estimates are those that we believe are both significant and that require us to make difficult, subjective, or complex judgments, often because we need to estimate the effect of inherently uncertain matters. We base our estimates and judgments on historical experience and other factors that we believe to be appropriate under the circumstances. Actual results may differ from these estimates, and the estimates included in the consolidated financial statements might be impacted if we used different assumptions or conditions. There have been no material changes to our critical accounting estimates as compared to those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 27, 2025.
Liquidity and Capital Resources
Overview
As of March 31, 2025, we had $52.3 million of cash, cash equivalents, and cash held in escrow, a $4.9 million decrease from December 31, 2024. The change was primarily due to ordinary business activities as cash from home deliveries was primarily reinvested to acquire and construct additional real estate inventories. Cash held in escrow represents closings happening immediately before quarter-end in which we received the funds from the title company subsequent to March 31, 2025.
Our principal sources of capital are cash generated from home and land sales activities, borrowings under our credit facility, and proceeds from the sale of senior notes. Principal uses of capital are land purchases, land development, home construction, interest, repayments on the credit facility, and the payment of routine liabilities.
Cash flows for each community depend on the community’s stage in the development cycle and can differ substantially from reported earnings. Early stages of development or expansion require significant cash outlays for land acquisitions, entitlements and other approvals, land development, and construction of model homes. Given that these costs are a component of inventory and not recognized in the consolidated statements of operations until a home closes, we incur significant cash outlays prior to recognizing earnings. In the later stages of community development, cash inflows may significantly exceed earnings reported for financial statement purposes, as the cash outflow associated with home and land construction was previously incurred. From a liquidity standpoint, we are actively acquiring and developing lots in our markets to maintain and grow our supply of lots and active selling communities.
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
We intend to utilize debt as part of our ongoing financial strategy, coupled with redeployment of cash flows from operations to finance our business. We believe our financial condition and operating platform position us well to continue to execute our growth strategy and are focused on reducing our leverage ratios over time, with approximate targets for our debt to capital and net debt to total capital ratios in the mid-40s. As of March 31, 2025, we had outstanding borrowings of $750.0 million in aggregate principal, excluding discount and deferred loan costs, and had $204.0 million in additional borrowing capacity under our credit facility. We will consider several factors when evaluating our level of indebtedness and when making decisions regarding the incurrence of new indebtedness, including the purchase price of assets to be acquired with debt financing, the market value of our assets and the ability of particular assets, and our business as a whole, to generate cash flow to cover the expected debt service. In addition, our Amended Credit Agreement and the agreements governing our Senior Notes (both as defined below) contain certain financial covenants, among other things, which limit the amount of leverage we can maintain, as well as minimum tangible net worth and liquidity requirements.
We believe that we will be able to fund our current and foreseeable liquidity needs with our cash on hand, cash generated from operations, and cash expected to be available from our credit facility or through accessing debt or equity capital as needed.

Landsea Homes Corp. | Q1 2025 Form 10-Q | 28

Line of Credit Facility
In October 2021, the Company entered into a line of credit agreement which was amended in April 2024 (the “Amended Credit Agreement”). The Amended Credit Agreement provides for a senior unsecured borrowing of up to $455.0 million of which there was $200.0 million outstanding as of March 31, 2025. The Company may increase the borrowing capacity up to $850.0 million, under certain conditions. Funds available under the Amended Credit Agreement are subject to a borrowing base requirement which is calculated on specified percentages of our real estate inventories. Borrowings under the Amended Credit Agreement bear interest at a daily simple Secured Overnight Financing Rate (“SOFR”) rate, a term SOFR rate, or a base rate (in each case calculated in accordance with the Amended Credit Agreement), plus, in each case, an applicable margin. The applicable margin is adjusted by reference to a grid based on a leverage ratio calculated in accordance with the Amended Credit Agreement. As of March 31, 2025, the applicable margin was 3.30%. The Amended Credit Agreement matures in April 2027. As of March 31, 2025, the interest rate on the loan was 7.71%.
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
Our Senior Notes are not secured, however, the agreements governing the Senior Notes contain some restrictions on secured debt and other transactions. Our Senior Notes are fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by most of our homebuilding segment subsidiaries. The Senior Notes are redeemable in whole or in part at any time at our option, with a standard make whole provision until July 17, 2025 for the 11.0% Senior Notes and April 1, 2026 for the 8.875% Senior Notes, then at premiums noted above.

Financial Covenants

The Amended Credit Agreement and the Note Purchase Agreement have certain financial covenants, including requirements for us to maintain a minimum liquidity balance and minimum tangible net worth as well as maximum leverage and interest coverage ratios. The Amended Credit Agreement requires that we (i) maintain a maximum leverage ratio, calculated as debt, net of certain cash amounts, divided by that same net debt balance plus tangible net worth, as of the last day of each fiscal quarter, of 60%; (ii) maintain a trailing twelve-months interest coverage ratio of adjusted EBITDA divided by interest incurred, as of the last day of each fiscal quarter, of not less than 1.75 to 1.0; (iii) maintain a minimum liquidity based on cash, cash held in escrow, and undrawn availability under the Amended Credit Agreement, as of the last day of each fiscal quarter, of not less than $50.0 million; and (iv) maintain minimum tangible net worth, calculated as total assets, less goodwill and other intangible assets, less total liabilities, of equal to or greater than the sum of (a) $400.0 million plus (b) an amount equal to 50% of the aggregate increases in shareholders’ equity after March 31, 2024 by reason of the issuance and sale of equity interests. The Amended Credit Agreement was modified in February 2025 to lower the interest coverage ratio covenant from 2.00 to 1.75 until March 31, 2026, at which point it reverts to the original 2.00 covenant requirement. This modification was retroactive to the measurement of the covenants as of December 31, 2024. The Note Purchase Agreement includes similar covenants that require we maintain (i) a maximum leverage ratio of 65%; and (ii) a minimum interest coverage of not less than 1.75 to 1.0.

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
Landsea Homes Corp. | Q1 2025 Form 10-Q | 29

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

As of March 31, 2025, we were in compliance with all covenants under the Amended Credit Agreement and the agreements governing the Senior Notes.

Letters of Credit and Performance Bonds

In the ordinary course of business, and as part of the entitlement and development process, the Company’s subsidiaries are required to provide performance bonds to assure completion of certain public facilities. The Company had $121.1 million and $125.0 million of performance bonds outstanding at March 31, 2025 and December 31, 2024, respectively.

Cash Flows—Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024

For the three months ended March 31, 2025 and 2024, the comparison of cash flows is as follows:

•Net cash used in operating activities was $10.1 million during the three months ended March 31, 2025 compared to $33.2 million during the same period in 2024. The decrease in net cash used in operating activities was primarily due to a $63.6 million decrease in cash spent on real estate inventories and a $26.5 million decrease in cash spent on other assets compared to the prior period. These cash movements were partially offset by a decrease of $42.3 million compared to the prior period in collections of cash held in escrow, more payments on accounts payable and accrued expenses in the normal course of business resulting in an increase of $16.4 million in cash spent on operating activities, and a decrease in net income, adjusted for noncash operating components, of $8.3 million.

•Net cash used in investing activities was consistent at $1.9 million during the three months ended March 31, 2025, compared to the same period in 2024.

•Net cash used in financing activities was $4.6 million during the three months ended March 31, 2025, compared to net cash provided by financing activities of $37.1 million during the same period in 2024. The decrease in cash from financing activities was primarily due to lower net draws on the revolving credit facility of $39.0 million along with a decrease of cash related to other financing transactions of $17.3 million. This was partially offset by $6.5 million less spent on repurchases of our common stock compared to the prior period, a $6.7 million decrease in cash distributions to a partner which holds a noncontrolling interest in one of our consolidated joint ventures, and a decrease in cash spent on deferred offering costs of $2.3 million.
Option Contracts

In the ordinary course of business, we enter into land purchase contracts in order to procure lots for the construction of homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require a cash deposit, and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements, including obtaining applicable property and development entitlements. We also utilize option contracts with land sellers and others as a method of acquiring land in staged takedowns, to help manage the financial and market risk associated with land holdings, and to reduce the use of funds from financing sources. Option contracts generally require payment of a non-refundable deposit for the right to acquire lots over a specified period of time at pre-determined prices. Our obligations with respect to purchase contracts and option contracts are generally limited to the forfeiture of the related non-refundable cash deposits. As of March 31, 2025, we had outstanding purchase and option contracts totaling $650.0 million, net of $87.4 million related cash deposits (of which $0.9 million was refundable) pertaining to these contracts. As of December 31, 2024, we had outstanding purchase and option contracts totaling $688.2 million, net of $94.1 million related cash deposits (of which $0.8 million was refundable) pertaining to these contracts.

Landsea Homes Corp. | Q1 2025 Form 10-Q | 30

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

Material Cash Requirements

As of March 31, 2025, there had been no material changes to our known contractual and other obligations appearing in the “Material Cash Requirements” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 27, 2025.
Stock Repurchases
In January 2022, the Board of Directors authorized a stock repurchase program which has been utilized and amended from time to time. No additional stock repurchase capacity was authorized during 2024 or the three months ended March 31, 2025.
During the three months ended March 31, 2024, the Company repurchased 534,436 shares of common stock for a total of $6.4 million, excluding commissions, which was recorded as a reduction to additional paid-in capital. During the three months ended March 31, 2025, the Company did not repurchase any shares of common stock.
As of March 31, 2025, the Company had approximately $2.5 million in remaining capacity from previous authorizations.
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

Landsea Homes Corp. | Q1 2025 Form 10-Q | 31

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

See table below reconciling this non-GAAP measure to the ratio of debt to capital.

	March 31, 2025	December 31, 2024
	(dollars in thousands)
Total notes and other debts payable, net	$727,507	$725,354
Total equity	669,319	676,109
Total capital	$1,396,826	$1,401,463
Ratio of debt to capital	52.1%	51.8%

Total notes and other debts payable, net	$727,507	$725,354
Less: cash and cash equivalents	36,740	53,322
Less: cash held in escrow	15,563	3,921
Net debt	675,204	668,111

Total capital	$1,396,826	$1,401,463
Ratio of net debt to total capital	48.3%	47.7%

EBITDA and Adjusted EBITDA

The following table presents EBITDA and Adjusted EBITDA for the three months ended March 31, 2025 and 2024. Adjusted EBITDA is a non-GAAP financial measure used by management in evaluating operating performance. We define Adjusted EBITDA as net income before (i) income tax (benefit) expense, (ii) interest expenses, (iii) depreciation and amortization, (iv) real estate inventories impairment and abandoned project costs, (v) purchase accounting adjustments for acquired work in process inventory related to business combinations, (vi) loss on debt modification, (vii) transaction costs, and (viii) write-off of deferred offering costs. We believe Adjusted EBITDA provides an indicator of general economic performance that is not affected by fluctuations in interest, effective tax rates, levels of depreciation and amortization, and items considered to be non-recurring. Accordingly, we believe this measure is useful for comparing our core operating performance from period to period.

Our presentation of Adjusted EBITDA should not be considered as an indication that our future results will be unaffected by unusual or non-recurring items.

	Three Months Ended March 31,
	2025	2024
	(dollars in thousands)
Net (loss) income	$(7,089)	$734
Benefit for income taxes	(2,808)	(30)
Interest in cost of sales	13,915	10,570
Depreciation and amortization expense	2,148	1,320
EBITDA	6,166	12,594
Real estate inventories impairment and abandoned project costs	1,525	256
Purchase price accounting in cost of home sales	5,619	2,456
Transaction costs	211	1,728
Adjusted EBITDA	$13,521	$17,034
Landsea Homes Corp. | Q1 2025 Form 10-Q | 32

Adjusted Net Income

Adjusted Net Income to Landsea Homes is a non-GAAP financial measure that we believe is useful to management, investors and other users of our financial information in evaluating and understanding our operating results without the effect of certain expenses that were historically pushed down by our parent company at the time and other non-recurring items. We believe excluding these items provides a more comparable assessment of our financial results from period to period. Adjusted Net Income to Landsea Homes is calculated by excluding the effects of related party interest that was pushed down by our prior parent company, purchase accounting adjustments for acquired work in process inventory related to business combinations, transaction costs, and real estate inventories impairment and abandoned project costs, and is tax-effected using a blended statutory tax rate. We adjust for the expense of related party interest pushed down from our prior parent company as we have no obligation to repay the debt and related interest. In the comparable prior period, we did not adjust for abandoned project costs or transaction costs. We have made that change to be more consistent with our adjusted EBITDA add-backs. We adjusted the prior period presented herein to maintain comparability between the periods.

	Three Months Ended March 31,
	2025	2024
	(dollars in thousands)
Net (loss) income attributable to Landsea Homes Corporation	$(7,254)	$190

Real estate inventories impairment and abandoned project costs	1,525	256
Pre-Merger capitalized related party interest included in cost of sales	9	29
Purchase price accounting for acquired inventory	5,619	2,456
Transaction costs	211	1,728
Total adjustments	7,364	4,469
Tax-effected adjustments (1)	5,521	3,315

Adjusted net (loss) income attributable to Landsea Homes Corporation	$(1,733)	$3,505
(1)    Our tax-effected adjustments are based on our federal rate and a blended state rate adjusted for certain discrete items.

Landsea Homes Corp. | Q1 2025 Form 10-Q | 33

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of our Company’s Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2025 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures: (a) are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and (b) include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to Company’s management, including the CEO and the CFO, as appropriate, to allow timely discussions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Landsea Homes Corp. | Q1 2025 Form 10-Q | 34

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Part 1, Item 1, “Note 8 – Commitments and Contingencies - Legal.”

Item 1A. Risk Factors

There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024 that was filed with the SEC on February 27, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information concerning the Company’s repurchases of common stock during the three months ended March 31, 2025.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (in millions)(1)
January 1, 2025 - January 31, 2025	—	$—	—	$2.5
February 1, 2025 - February 28, 2025	—	$—	—	$2.5
March 1, 2025 - March 31, 2025	—	$—	—	$2.5
(1)    In January 2022, the Board of Directors authorized a stock repurchase program which has been used and subsequently amended from time to time. The Company did not repurchase any shares of common stock during the three months ended March 31, 2025. As of March 31, 2025, the Company had approximately $2.5 million in remaining authorized capacity.
This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax withholding obligations in connection with employee equity awards.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information
On May 8, 2025, the Company entered into the Second Amendment to Amended and Restated Credit Agreement by and among the Company, as Borrower, Bank of America, N.A., as Administrative Agent and letter of credit issuer, the lenders party thereto, U.S. Bank National Association as Joint Lead Arranger and Syndication Agent and BofA Securities, Inc., as Joint Lead Arranger and Sole Bookrunner (the “Credit Agreement Amendment”), to among other things, clarify certain definitions contained within the Amended and Restated Credit Agreement dated April 19, 2024 (as amended). The foregoing summary of the Credit Agreement Amendment does not purport to be complete and is subject to and qualified in its entirety by reference to the Credit Agreement Amendment, which is filed as Exhibit 10.1 hereto and is incorporated herein by reference.
On May 11, 2025, the Company entered into the First Amendment to the Original Note Purchase Agreement by and among the Company and U.S. Bank Trust Company, National Association, as the agent (the “Note Purchase Amendment”), to, among other things, clarify certain definitions contained within the Note Purchase Agreement dated July 17, 2023 (as amended). The foregoing summary of the Note Purchase Amendment does not purport to be complete and is subject to and qualified in its entirety by reference to the Note Purchase Amendment, which is filed as Exhibit 10.2 hereto and is incorporated herein by reference.
(c) Trading Plans
Landsea Homes Corp. | Q1 2025 Form 10-Q | 35

During the quarter ended March 31, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

Exhibit Number	Exhibit Description
2.1
Agreement and Plan of Merger, dated as of May 12, 2025, by and among Lido Holdco, Inc., Lido Merger Sub, Inc., and Landsea Homes Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 12, 2025)

3.1
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
10.1*
Second Amendment to Amended and Restated Credit Agreement by and among Landsea Homes Corporation, as Borrower, Bank of America, N.A., as Administrative Agent and L/C Issuer, the lenders party thereto, U.S. Bank National Association as Joint Lead Arranger and Syndication Agent and BofA Securities, Inc., as Joint Lead Arranger and a Sole Bookrunner

10.2*	First Amendment to the Note Purchase Agreement by and among the Company, U.S. Bank Trust Company, National Association, as the agent, and the purchasers named therein
31.1*	Certification of John Ho, Chief Executive Officer of Landsea Homes Corporation, pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934
31.2*	Certification of Chris Porter, Chief Financial Officer of Landsea Homes Corporation, pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934
32.1**	Certification of John Ho, Chief Executive Officer of Landsea Homes Corporation, pursuant to 18 U.S.C. Section 1350
32.2**	Certification of Chris Porter, Chief Financial Officer of Landsea Homes Corporation, pursuant to 18 U.S.C. Section 1350
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL: (i) Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024; (ii) Consolidated Statements of Operations for the three months ended March 31, 2025 and 2024, (iii) Consolidated Statements of Equity for the three months ended March 31, 2025 and 2024; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024 and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL (included as Exhibit 101).

*    Filed herewith.
**    Furnished herewith.

Landsea Homes Corp. | Q1 2025 Form 10-Q | 36

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Landsea Homes Corporation

Date: May 13, 2025	By:	/s/ John Ho
John Ho
Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2025	By:	/s/ Chris Porter
Chris Porter
Chief Financial Officer
(Principal Financial Officer)

Landsea Homes Corp. | Q1 2025 Form 10-Q | 37